Form 10QSB
period 2000-09-30
CAROLINA BANK HOLDINGS INC
filed 2000-11-14
CIK 1127160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to __________________

                          Commission File No. 000-31877


                          CAROLINA BANK HOLDINGS, INC.
                          ----------------------------
                      (Exact name of small business issuer)

           North Carolina                               56-2215437
    ----------------------------                --------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)

                    2604 Lawndale Drive, Greensboro, NC 27408
                    -----------------------------------------
                    (Address of principal executive offices)

          Issuer's telephone number including area code: (336)-288-1898
                                                         --------------
          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $1.00 Par Value

     Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  |X|   No
                                              -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 853,208 shares of the Issuer's common stock, $1.00 par value outstanding as of September 30, 2000.

CAROLINA BANK HOLDINGS, INC.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements...................................................................  2

              Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999 .................  2

              Consolidated Statements of Operations for the three and
                  nine months ended September 30, 2000 and 1999...........................................  3

              Consolidated Statements of Comprehensive Income for the
                  nine months ended September 30, 2000 and 1999...........................................  4

              Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2000 and 1999.............................................................  5

              Notes to Consolidated Financial Statements..................................................  6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................  7


PART II. OTHER INFORMATION................................................................................ 11

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Balance Sheets (unaudited)

                                                                                September 30,       December 31,
                                                                                   2000                1999
                                                                              ---------------        -----------
Assets
------
Cash and due from banks...................................................... $    5,457,360       $  5,595,490
Federal funds sold...........................................................      6,340,000          3,110,000
Investment securities available-for-sale, at fair value....................       13,618,210          5,572,172
Investment securities held-to-maturity, at amortized cost....................        954,806            994,398
Loans, net...................................................................     75,588,754         64,164,504
Less allowance for loan losses...............................................     (1,083,098)          (905,200)
                                                                                 ------------        ----------
     Net loans...............................................................     74,505,656         63,259,304
Premises and equipment, net..................................................      3,906,380          1,592,820
Other assets.................................................................      1,020,434            647,077
                                                                                  ----------         ----------
   Total assets.............................................................. $  105,802,846       $ 80,771,261
                                                                              ==============       ============

Liabilities and Stockholders' Equity
------------------------------------
Deposits
     Noninterest bearing demand..............................................      9,604,160          6,429,570
     NOW, money market and savings...........................................     27,049,043         22,019,782
     Time....................................................................     54,185,622         38,741,871
                                                                                 ----------         ----------
         Total deposits......................................................     90,838,825         67,191,223

Federal Home Loan Bank advances..............................................      3,000,000          3,000,000
Retail repurchase agreements.................................................      2,236,794          1,448,953
Other liabilities and  accrued expenses......................................        763,053            658,000
                                                                                  ----------         ----------
   Total liabilities.........................................................     96,838,672         72,298,176

Common stock $1.00 par value; authorized 20,000,000 shares; issued and
     outstanding  853,208 at 9/30/00 and 850,337 at 12/31/99.................        853,208            850,337
Additional paid-in capital...................................................      8,145,128          7,443,089
Retained earnings............................................................         32,636            267,664
Accumulated other comprehensive income(loss).................................        (67,098)           (88,005)
                                                                                  -----------        -----------
   Total stockholders' equity................................................      8,963,874          8,473,085
                                                                                  ----------         ----------

Total liabilities and stockholders' equity................................... $ 105,802,546        $ 80,771,261
                                                                              =============        ============

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)

                                                                    Three Months                 Nine Months
                                                                Ended September 30,         Ended September 30,
                                                                -------------------         -------------------
                                                                2000           1999         2000           1999
                                                                -----          ----         ----           ----
Interest income
---------------
Loans....................................................... $ 1,734,648   $ 1,231,837   $ 4,806,146    $ 3,135,727
Investment securities, taxable..............................     219,531       103,721       447,494        312,389
Federal funds sold..........................................      91,283        78,252       277,468        208,042
Other   ....................................................      48,623           237       142,858            597
                                                                --------    ----------    ----------    -----------
  Total interest income.....................................   2,094,085     1,414,047     5,673,966      3,656,755

Interest Expense
----------------
NOW, money market and savings...............................     314,020       325,957       841,420        862,454
Time deposits...............................................     817,200       335,918     2,065,814        837,051
Other borrowed funds........................................      52,314        18,767       169,496         44,762
                                                              ----------     ---------    ----------    -----------
  Total interest expense....................................   1,183,534       680,642      3,076,730     1,744,267
                                                               ---------  ------------  ------------- -------------

Net interest income.........................................     910,551       733,405     2,597,236      1,912,488

Provision for loan losses...................................      83,500       106,500       190,435        286,600
                                                                --------     ---------    ----------    -----------
Net interest income after provision for loan losses.........     827,051       626,905     2,406,801      1,625,888

Noninterest Income
------------------
Service charges, fees and commissions.......................      56,005        41,710       163,221        116,911
Mortgage fees...............................................      17,444        14,289        44,894         36,813
                                                                --------     ---------    ----------    -----------

  Total noninterest income..................................      73,449        55,999       208,115        153,724

Noninterest Expense
-------------------
Compensation and benefits...................................     371,471       245,873     1,008,220        694,205
Occupancy and equipment expense.............................     108,905        89,495       277,002        244,810
Professional fees...........................................      90,516        69,232       247,524        186,805
Advertising and business promotion..........................      89,822        55,326       190,674        135,453
Stationary, printing and office expenses....................      46,260        20,466        93,536         57,752
Other expenses..............................................      26,162        14,488        61,162         54,024
                                                                --------     ---------    ----------    -----------
  Total noninterest expense.................................     733,136       494,880     1,878,118      1,373,049

Income before income taxes..................................     167,364       188,024       736,798        406,563

Provision for income taxes..................................      81,913             -       299,931              -
                                                                --------     ---------    ----------    -----------

Net income..................................................  $   85,451    $  188,024    $  436,867    $   406,563
                                                              ==========    ==========    ==========    ===========

Basic earnings per share....................................    $   0.09     $    0.20     $    0.47      $   0.46
Diluted earnings per share..................................    $   0.09     $    0.20     $    0.47      $   0.46

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                           -----------------
                                                                                          2000           1999
                                                                                      -----------    -----------
  Net income........................................................................  $  436,867     $  406,563
  Other comprehensive income, net of tax:
      Unrealized holding gains/(losses) arising during  period......................      20,907       (102,270)
                                                                                      ----------     -----------

  Comprehensive income..............................................................  $  457,774     $  304,293
                                                                                      ----------     ----------

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                           -----------------
                                                                                          2000           1999
                                                                                     ------------    -----------
Cash flows from operating activities:
  Net income........................................................................ $   436,867    $   406,563
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses.....................................................     190,435        287,900
      Depreciation..................................................................     117,948        107,846
      (Increase) in other assets....................................................    (373,357)      (164,819)
      Increase (decrease) in other liabilities......................................    (105,054)       118,831
      Other operating activities....................................................     199,704         58,962
                                                                                      ----------     ----------

        Net cash provided by (used for) operating activities........................     466,543        815,283
                                                                                      ----------     ----------
Cash flows from investing activities:
  Net (increase) in loans receivable................................................ (11,436,787)   (19,208,872)
  Maturities of investment securities available for sale............................          --      3,500,000
  Maturities of investment securities held to maturity..............................          --             --
  Purchases of investment securities available for sale............................. (8,118,808)     (3,036,200)
  Mortgage-backed securities repayments.............................................     143,972        198,607
  Purchases of premises and equipment...............................................  (2,431,508)      (986,306)
                                                                                     ------------    -----------

        Net cash provided by (used for) investing activities                         (21,843,131)   (19,532,771)
                                                                                    -------------  -------------
Cash flows from financing activities:
  Net increase in deposits..........................................................  23,647,602     11,925,073
  Net increase in retail repurchase agreements......................................     787,841        962,207
  Proceeds from exercised stock options and warrants................................      33,015      2,013,447
                                                                                      ----------     ----------

        Net cash provided by financing activities...................................  24,468,458     14,900,727
                                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents................................   3,091,870     (3,816,761)

Cash and cash equivalents at beginning of period....................................   8,705,490     10,466,642
                                                                                      ----------    -----------

Cash and cash equivalents at end of period                                          $ 11,797,360    $ 6,649,881
                                                                                    ============    ===========

                   Carolina Bank Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2000

Note A - Reorganization

         Effective November 1, 2000, Carolina Bank (the "Bank"), with the consent of its shareholders, reorganized and became a wholly-owned subsidiary of Carolina Bank Holdings, Inc. (the " Company"). Under the holding company reorganization agreement, all of the outstanding shares of the Bank's $5.00 par value common stock was converted into the right to receive $1.00 par value shares of the Company's common stock in a one-for-one exchange. This transaction has been accounted for in a manner similar to a pooling-of-interests. All periods presented in these interim consolidated financial statements have been restated for the effects of this transaction.

         As a result of this reorganization, the Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.


Note B - Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated.


Note C - Basis of Presentation

         In management's opinion, the consolidated financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for future periods.

         The organization and business of the Bank, accounting policies followed, and other information are contained in the notes to the financial statements of the Bank as of and for the years ended December 31, 1999 and 1998, filed with the Federal Deposit Insurance Corporation as part of the Bank's annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.


Note D - Stock Dividend

On September 20, 2000, the Board of Directors declared a 10% stock dividend payable October 1, 2000 to shareholders of record on September 30, 2000. The dividend was charged to retained earnings in the amount of $671,895 which was based on the price of $8.875 per share of common stock which represented the average trade price on the date closest and prior to the declaration date. The basic and weighted average number of shares outstanding and net income per share information for all periods presented have been restated to reflect the effects of the stock dividend.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         On November 1, 2000, Carolina Bank Holdings, Inc. (the " Company") became the parent company of Carolina Bank (the "Bank"). Under a plan of reorganization approved by the shareholders of the Bank, each share of the Bank's common stock was exchanged for the right to receive one share on the Company's common stock in a one-for-one exchange. As a result of this reorganization, the Bank became a wholly-owned subsidiary of the Company. The Company files periodic reports with the Securities and Exchange Commission and is regulated by the Federal Reserve Board. The Bank is the only subsidiary of the Company.

The Bank became a North Carolina, state chartered commercial bank on October 1, 1997. It is regulated by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. Prior to October 1, 1997, the Bank was a state chartered savings bank operating under the name Carolina Savings Bank, Inc. SSB. It had commenced operations as a savings bank November 25, 1996. The Company and the Bank hereinafter are collectively referred to as the Company.

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of the Company's business include, but are not limited to, changes in economic conditions, changes in interest rates, and changes in laws and regulations. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Statements included in this report should be read in conjunction with the Company's Annual Report on Form 10-KSB and are incorporated into this discussion by this reference.

Comparison of Financial Condition

         Assets. Total assets of the Company increased by $25.0 million, or 33.9%, from $80.8 million as of December 31, 1999, to $105.8 million as of September 30, 2000. At September 30, 2000, cash and due from banks and Federal funds sold had increased by $3.1 million to $11.8 million. Also during the period, investment and mortgage-backed securities increased by $8.0 million to $14.6 million. Management attempts to keep sufficient liquidity to meet its loan demand and other obligations. In addition during the period, net loans increased by $11.2 million or 17.8% and premises and equipment increased $2.3 million. The Company, which makes both commercial and retail loans, continues to experience steady loan demand in its primary lending market, Guilford County, North Carolina. Management plans to continue to grow the loan portfolio in a safe and sound manner. The increase in premises and equipment is the result of the completion of the Company's new main office which also operates as second branch location. The facility opened in July 2000.

         Liabilities. Total liabilities increased by $24.5 million, or 33.9%, from $72.3 million as of December 31, 1999, to $96.8 million as of September 30, 2000. The primary reason for the change was a $23.6 million increase in deposits to $90.8 million. Management plans to continue in its efforts to gain deposit market share through new product development, aggressive marketing, and competitive pricing. As expected, the opening of the new main office had a positive effect on deposit gathering activities as total deposits increased $9.4 million from June 30, 2000.

         Equity. Total equity increased by approximately $500,000 from $8.5 million as of December 31, 1999, to $9.0 million as of September 30, 2000. The majority of the increase was due to the increase in retained earnings. Accumulated other comprehensive loss decreased during the period as moderating interest rates favorably affected investment securities values resulting in a decrease, net of deferred tax benefit, in the unrealized loss on the securities available-for-sale portfolio.

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999

         General. Net income for the Company for the three months ended September 30, 2000, amounted to $85,000, or $0.09 per share, as compared to $188,000, or $0.20 per share, for the three months ended September 30, 1999. On a pretax basis, income for 2000 was $167,000 for the three months ended September 30th compared to $188,000 for the comparable period in 1999. The Company did not accrue any income taxes during the quarter ended September 30, 1999 because it had net operating losses available to offset taxable income.

         Net interest income. Net interest income increased 24.3% to $911,000 for the three months ended September 30, 2000, from $733,000 for the three month period ended September 30, 1999. Interest income increased by $680,000, primarily due to a $18.2 million increase in total loans and a $9.3 million increase in investment securities at September 30, 2000 compared with September 30, 1999. In addition, interest expense increased by $503,000, primarily due to a $28.8 million increase in total deposits and a $3.0 million increase in advances from the Federal Home Loan Bank.

         Provision for loan losses. The provision for loan losses amounted to $83,500 for the three months ended September 30, 2000, as compared to $106,500 for the three months ended September 30, 1999. This represents a decrease of $23,000. The amount of the provision for loan losses was reduced, in part, due to management's belief that the allowance was adequate, favorable asset quality indicators and the absence of any significant nonperforming assets. The ratio of loan loss reserves to gross loans was 1.43%% as of September 30, 2000, and 1.40% as of September 30, 1999.

         Noninterest income. Total noninterest income amounted to $74,000 for the three months ended September 30, 2000, as compared to $56,000 for the three months ended September 30, 1999. This increase was primarily due to additional fee income derived from loan and deposit products. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion.

         Noninterest expense. Total noninterest expense amounted to $733,000 for the three months ended September 30, 2000, as compared to $495,000 for the three months ended September 30, 1999. During the September 2000, the Company incurred higher expense levels as a result of the opening of its new branch and main office. Increases in compensation and benefits were the result of increased staffing levels associated with the Company's new main office and selected other positions to accommodate the Company's growth. Occupancy, promotion and supplies expense increases were associated ongoing operations of the new location as well as advertising and other events related to the grand opening.

         Income taxes. Income taxes amounted to $82,000, or 49.1% of pretax income, for the three month period ended September 30, 2000, as compared to $0 for the three month period ended September 30, 1999. In the prior year, the Company had available net operating loss carryovers which it used to completely offset its tax liability for the quarter. These carryovers have been fully utilized consequently the Company expects to be in a taxable position for fiscal 2000 and the future.

Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999

         General. Net income for the Company for the nine months ended September 30, 2000, amounted to $437,000, or $0.47 per share, as compared to $407,000, or $0.46 per share, for the nine months ended September 30, 1999.

         Net interest income. Net interest income increased to $2.6 million for the nine months ended September 30, 2000, from $1.9 million for the nine months ended September 30, 1999. Interest income increased by $2.0 million, or 54.1%, primarily due to a $18.2 million increase in total loans and a $9.3 million increase in investment securities. In addition, interest expense increased by $1.4 million, or 76.4%, primarily due to a $28.8 million increase in total deposits and a $3.0 million increase in advances from the Federal Home Loan Company.

         Provision for loan losses. The provision for loan losses amounted to $190,000 for the nine months ended September 30, 2000, as compared to $287,000 for the nine months ended September 30, 1999. This represents a decrease of $97,000. The amount of the provision for loan losses was reduced, in part, due to management's belief that the allowance was adequate, favorable asset quality indicators and the absence of any significant nonperforming assets. The ratio of loan loss reserves to gross loans was 1.43% as of September 30, 2000, and 1.40% as of September 30, 1999.

         Noninterest income. Total noninterest income amounted to $208,000 for the nine months ended September 30, 2000, as compared to $154,000 for the nine months ended September 30, 1999. This increase was due to fee income derived from loan and deposit products which increased $46,000 from the same period the prior year. Fees from originating mortgage loans for third parties increased only $8,000 from the prior year due to competition. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion.

         Noninterest expense. Total noninterest expense amounted to $1.9 million for the nine months ended September 30, 2000, as compared to $1.4 million for the nine months ended September 30, 1999. This increase of $505,000 or 36.8%, of which $314,000 was compensation and benefits, was primarily due to the expenses associated with the opening of the Company's new main office which occurred in early July, 2000.

         Income taxes. Income taxes amounted to $300,000, or 40.7% of taxable income, for the nine month period ended September 30, 2000, as compared to $0 for the nine month period ended September 30, 1999. In the prior year, the Company had available net operating loss carryovers which it used to completely offset its tax liability for the quarter. These carryovers have been fully utilized consequently the Company expects to be in a taxable position for fiscal 2000 and the future.

Liquidity and Capital Resources

         The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

         The Company's primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits, retail repurchase agreements and advances from the Federal Home Loan Company of Atlanta.

         The Company is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, Federal funds sold and the investment securities portfolio are the primary liquid assets of the Company. Management regularly monitors the Company's liquidity position to ensure its liquidity is sufficient to meet its needs.

         The Company is subject to various regulatory capital requirements administered by the banking regulatory agencies and the Federal Reserve Board. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2000, the Company's and the Bank's levels of capital exceeded all applicable regulatory requirements.

PART II.  OTHER INFORMATION

Legal Proceedings

         There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Changes in Securities

         Not applicable.

Defaults Upon Senior Securities

         Not applicable.

Submission of Matters to a Vote of Security Holders

         There were no meetings of the Company's shareholders during the quarter ended September 30, 2000.

Exhibits and Report on Form 8-K.

         (a)      Exhibit 27    Financial Data Schedule
         (b)      No Form 8-K reports were filed during the quarter.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                          Carolina Bank


Date: November 13, 2000          By:     /s/ Robert T.Braswell
                                      ------------------------------------------
                                      Robert T. Braswell
                                      President and Chief Executive Officer


Date: November 13, 2000          By:       /s/ Charles Matthews
                                       -----------------------------------------
                                      Charles Matthews
                                      Senior Vice President and Chief
                                      Financial Officer