Form 10KSB
period 2000-12-31
CAROLINA BANK HOLDINGS INC
filed 2001-04-02
CIK 1127160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                        Commission File Number: 000-31877


                          CAROLINA BANK HOLDINGS, INC.
             (Exact Name of Registrant as specified in its charter)

                                 NORTH CAROLINA
                            (State of Incorporation)

                                   56-2215437
                       ----------------------------------
                      (I.R.S. Employer Identification No.)

                               2604 Lawndale Drive
                        Greensboro, North Carolina 27408
                       ----------------------------------
                          (Address of Principal Office)

                                 (336) 288-1898
                       ----------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the year ended December 31, 2000 were $8,282,337.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2000 was approximately $7,037,424.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2000 was 938,534.

                      Documents Incorporated by Reference:

     1. Proxy Statement for the 2001 Annual Meeting of Shareholders (Part III).

Transitional Small Business Disclosure Format               Yes [ ]   No [X]

                        FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2001, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this Report.

Key
---
Proxy             Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2001.

10-KSB            10-KSB for the year ended December 31, 2000.


Part I                                                                           Page           Document
                                                                                 ----           --------
Item 1.           Business                                                        3              10-KSB
Item 2.           Properties                                                     10              10-KSB
Item 3.           Legal Proceedings                                              11              10-KSB
Item 4.           Submission of Matters to a Vote of Security Holders            11              10-KSB

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters                                            12              10-KSB
Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            12              10-KSB
Item 7.           Financial Statements and Supplementary Data                    12              10-KSB
Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                         12              10-KSB

Part III

Item 9.           Directors, Executive Officers, Promoters, and Control
                  Persons; Compliance with Section 16(a) of Exchange Act         12              Proxy
Item 10.          Executive Compensation                                         12              Proxy
Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management                                                     12              Proxy
Item 12.          Certain Relationships and Related Transactions                 12              Proxy

Part IV

Item 13.          Exhibits and Reports on Form 8-K
                  (a)      Index to Exhibits                                     12              10-KSB
                  (b)      Reports on Form 8-K filed during the
                           three months ended December 31, 2000                  14              10-KSB


                                     PART I

Item 1.  Description of Business

Carolina Bank Holdings, Inc. (the "Registrant") was incorporated under the laws of the State of North Carolina on August 19, 2000, at the direction of the Board of Directors of Carolina Bank (the "Bank"), for the purpose of serving as the bank holding company of the Bank. The Bank issued all of its capital stock to the Registrant, thereby making the Registrant its sole shareholder and bank holding company.

The Bank is a North Carolina chartered bank which was officially formed by charter conversion effective October 1, 1997. The Bank's main banking office at 2604 Lawndale Drive, Greensboro, North Carolina.

At December 31, 2000, the Registrant and its only subsidiary, the Bank, had 27 full-time employees.

Business of the Registrant and the Bank

The Registrant's only function is the ownership of all of the issued and outstanding stock of the Bank. The Registrant does not engage in any separate lines of business. The Bank engages in a general banking business in Guilford County, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The Bank's lending activities are concentrated in commercial lending but also include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The Bank does not provide the services of a trust department.

Competition

The Bank's primary service area consists of the City of Greensboro, North Carolina and the area immediately surrounding Greensboro, all of which is located in Guilford County, North Carolina (the "PSA"). Commercial banking in the PSA and in North Carolina as a whole is extremely competitive with state laws permitting state-wide branching. The Bank competes directly for deposits in the PSA with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, some of the largest banks in North Carolina operate full service offices as well as several community financial institutions.

Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Office location, office hours, customer service, community reputation and continuity of personnel are also important competitive factors. Many of the Bank's competitors have greater resources, broader geographic markets and higher lending limits, and can offer more products and better afford and make more effective use of media advertising, support services and electronic technology than the Bank. The Bank depends on its reputation as a community bank in its local market, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

Interstate Banking and Branching

Federal law permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state (the "Interstate Banking Law"). Acquisitions are subject to anti-trust provisions that cap at 10% the portions of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30% the portion of the total deposits in any state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

Effective June 1, 1997, and subject to certain conditions, the Interstate Banking Law also permitted interstate branching by allowing a bank to merge with a bank located in a different state. A state could have accelerated the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or it could have "opted out" and thereby prohibited interstate branching by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks if the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions contained therein, specifically authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina. South Carolina, Tennessee and Virginia have similar laws and interstate mergers or branching has occurred or has been applied for among these three states and North Carolina.

Supervision and Regulation

Regulation of Registrant

The business and operations of the Registrant and the Bank are subject to extensive federal and state governmental regulation and supervision.

The Registrant is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("the BHCA"), and is subject to supervision and examinations by and the regulations and reporting requirements of the Federal Reserve. Under the BHCA, the activities of the Registrant and the Bank are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The BHCA prohibits the Registrant from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Registrant from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking activity unless such activity is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. In approving an application by the Registrant to engage in a non-banking activity, the Federal Reserve must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

There are a number of obligations and restrictions imposed by law on a bank holding company and its insured depository institution subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company's insured depository institution subsidiary becomes "undercapitalized", the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its appropriate federal banking agency.

Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

As a result of its ownership of a North Carolina-chartered commercial bank, the Registrant also is registered with and subject to regulation by the North Carolina Commissioner of Banks (the "Commissioner") under the state's bank holding company laws. The Commissioner has asserted authority to examine North Carolina bank holding companies and their affiliates.

The Bank is a North Carolina commercial bank and its deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC. The Bank is subject to supervision and examination by and the regulations and reporting requirements of the Commissioner and the FDIC. The Bank also is a member of the Federal Home Loan Bank System (the "FHLB System").

The Bank is subject to legal limitations on the amounts of dividends it is permitted to pay. Prior approval of the Commissioner is required if the total of all dividends declared by the Bank in any calendar year exceeds its net profits (as defined by statute) for the preceding two calendar years, less any required transfers to surplus. As an insured depository institution, the Bank also is prohibited from making capital distributions, including the payment of dividends, if after making such distribution, it would become "undercapitalized" (as such term is defined in the Federal Deposit Insurance Act).

Under current federal laws, certain transactions between a depository institution and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a depository institution is any company or entity that controls, is controlled by or is under common control with the institution, and in a holding company context, the parent holding company of a depository institution and any companies which are controlled by such parent holding company are affiliates of the depository institution. Generally, Sections 23A and 23B (i) limit the extent to which a depository institution or its subsidiaries may engage in covered transactions with any one affiliate, and
(ii) require that such transactions be on terms and under circumstances substantially the same, or at least as favorable, to the institution or the subsidiary as those provided to a nonaffiliate.

The Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair reporting laws and laws relating to branch banking. As an insured institution, the Bank is prohibited from engaging as a principal in activities that are not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the institution is and continues to be in compliance with all applicable capital standards. Insured institutions also are prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

The Federal Reserve, the FDIC and the Commissioner all have broad powers to enforce laws and regulations applicable to the Registrant and the Bank and to require corrective action of conditions affecting the safety and soundness of the Bank. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors. Registrant and the Bank in the past have not had, and do not foresee in the future, any significant regulatory compliance problems.

Capital Requirements

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

     - a leverage capital requirement expressed as a percentage of total assets;

     - a risk-based requirement expressed as a percentage of total risk-weighted assets; and

     - a Tier 1 leverage requirement expressed as a percentage of total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 6%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act"), to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution's capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and
(c) the application of revised conversion factors and netting rules on the institution's potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies' standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the extent that Registrant maintains as a separate subsidiary a depository institution in addition to the Bank.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, Registrant, any subsidiary of Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under FDICIA.

Branching

Under the Riegle Act, the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina "opted-in" to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

Regulation of the Bank

The Bank is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the Bank.

State Law. The Bank is subject to extensive supervision and regulation by the North Carolina

Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Bank. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As a member institution of the FDIC, the Bank's deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2000, the Bank was classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of
10.0 % and 11.2 % respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's IRR management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under FDICIA described below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

     * publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

     * the establishment of uniform accounting standards by federal banking agencies,

     * the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

     * additional grounds for the appointment of a conservator or receiver, and

     * restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

Miscellaneous. The dividends that may be paid by the Bank are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Bank's capital surplus is at least 50% of its paid-in capital.

The earnings of the Bank will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

The Bank cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank's operations.

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the Bank's record is made available to the public. Such an assessment is required of any bank which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

Under CRA regulations, banks with assets of less than $250,000,000 that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank's loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in the Bank's assessment areas; the Bank's record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of the Bank's loans given its assessment areas, capacity to lend, local economic conditions, and lending opportunities; and the Bank's record of taking action, if warranted, in response to written complaints about its performance in meeting the credit needs of its assessment areas.

Regulatory agencies will assign a composite rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance" to the institution using the foregoing ground rules. A bank's performance need not fit each aspect of a particular rating profile in order for the bank to receive that rating; exceptionally strong performance with respect to some aspects may compensate for weak performance in others, and the bank's overall performance must be consistent with safe and sound banking practices and generally with the appropriate rating profile. To earn an outstanding rating, the bank first must exceed some or all of the standards mentioned above. The agencies may assign a "needs to improve" or "substantial noncompliance" rating depending on the degree to which the bank has failed to meet the standards mentioned above.

The regulation further states that the agencies will take into consideration these CRA ratings when considering any application and that a bank's record of performance may be the basis for denying or conditioning the approval of an application.

Change of Control

State and federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company or bank by tender offer or similar means than it might be to acquire control of another type of corporation.

Pursuant to North Carolina law, no person may, directly or indirectly, purchase or acquire voting stock of any bank holding company or bank which would result in the change of control of that entity unless the Commissioner first shall have approved such proposed acquisition. A person will be deemed to have acquired "control" of the bank holding company or the bank if he, she or it, directly or indirectly, (i) owns, controls or has the power to vote 10% or more of the voting stock of the bank holding company or bank, or (ii) possesses the power to direct or cause the direction of its management and policy.

Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and FDIC-insured banks. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any bank holding company or federally-insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition. The Change in Bank Control Act generally creates a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank holding company or bank's voting securities; the bank holding company has a class of securities that are subject to registration under the Securities Exchange Act of 1934; and, following such transaction, no other person owns a greater percentage of that class of securities.

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of a commercial bank, the Registrant is directly affected by the government monetary policy and the economy in general. The actions and policies of the Federal Reserve which acts as the nation's central bank can directly affect money supply and, in general, affect bank's lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Bank is not a member of the Federal Reserve System but is subject to reserve requirements imposed by the Federal Reserve on non-member banks. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.


Recent Legislative Developments

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999, which was signed into law on November 12, 1999, allows a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Growth Act"), was enacted. It contained a comprehensive approach to recapitalize the FDIC's Savings Association Insurance Fund (the "SAIF") and to assure payment of the Financing Corporation (the "FICO") obligations. All of the Bank's deposits are insured by the FDIC's BIF. Under the Growth Act, banks with deposits that are insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The Growth Act stipulates that the BIF assessment rate to contribute toward the FICO obligations must be equal to one-fifth the SAIF assessment rate through year-end 2000, or until the insurance funds are merged, whichever occurs first. The amount of FICO debt service to be paid by all BIF-insured institutions is approximately $0.0126 per $100 of BIF-insured deposits for each year from 1997 through 2000 when the obligation of BIF-insured institutions increases to approximately $0.0240 per $100 of BIF-insured deposits per year through the year 2019, subject in all cases to adjustments by the FDIC on a quarterly basis. The Growth Act also contained provisions protecting banks from liability for environmental clean-up costs; prohibiting credit unions sponsored by Farm Credit System banks; easing application requirements for most bank holding companies when they acquire a thrift or a permissible non-bank operation; easing Fair Credit Reporting Act restrictions between bank holding company affiliates; and reducing the regulatory burden under the Real Estate Settlement Procedures Act, the Truth-in-Savings Act, the Truth-in-Lending Act and the Home Savings Mortgage Disclosure Act.

The Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

Item 2.  Properties

The Registrant owns its main office at 2604 Lawndale Drive. Greensboro, North Carolina, which was built during 1999 and 2000 and has 12,000 square feet. The main office is free standing with adequate parking, drive up teller facilities and an ATM.

The Registrant leases a branch office which is located at 3124 Friendly Avenue, Greensboro, North Carolina. The terms of the lease expire in December 2005, but the Registrant has two five-year options. The lease payments were $9,113 per month during 1997, $9,713 per month during 1998, $10,223 per month during 1999, $10,793 per month during 2000 and will be $11,293 per month during 2001.

The Registrant also owns a site for a future branch in Greensboro, North
Carolina.


Item 3.           Legal Proceedings

Neither the Registrant nor the Bank, nor any of their properties, are subject to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Registrant's common stock is traded in the over-the-counter market, and is listed on the OTC "Bulletin Board." Scott & Stringfellow, Inc., Richmond, Virginia and Trident Securities, Atlanta, Georgia are the market makers for the common stock. As of December 31, 2000, the Registrant had issued and outstanding 938,534 shares of common stock which were held by approximately 765 shareholders of record.

                                                         Bid Price*
                                                         ----------
2000                                            High                   Low
----------------------------------------------------------------------------
First Quarter                                $   10.13            $    7.36
Second Quarter                                    9.41                 7.36
Third Quarter                                     9.90                 6.54
Fourth Quarter                                    9.00                 6.94

1999                                            High                   Low
----------------------------------------------------------------------------
First Quarter                                $   12.60            $   10.13
Second Quarter                                   11.70                 9.90
Third Quarter                                    11.70                 9.90
Fourth Quarter                                   11.13                10.13


     * Reflects 10% stock dividend paid in the fourth quarter 2000; reflects inter-dealer prices, without retail markup, markdown, or commissions; may not represent actual transactions.



Item 6.  Management's Discussion and Analysis or Plan of Operation.

This discussion is intended to assist in understanding the financial condition and results of operations of the Carolina Bank Holdings, Inc and its wholly-owned subsidiary, Carolina Bank (collectively "the Company"), and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

Results of Operations

                              Earnings Performance

The Company had net income from operations for the year ended December 31, 2000 of $542,223 or $.58 per diluted share, compared to net income for the year ended December 31, 1999 of $635,959 or $.69 per diluted share. The Company had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $3,517,983 for 2000 as compared to $2,682,283 for 1999, an increase of 31.2%. The Bank also had noninterest income (principally service charges, fees and commissions) of $300,525 in 2000 and $230,374 in 1999, an increase of 30.5%. The Company provided $332,435 and $375,800 to its reserve for loan losses in 2000 and 1999, respectively, and had other operating expenses of $2,641,711 in 2000 and $1,900,898 in 1999. The increase in operating expenses of $740,813 or 39.0% was largely the result of the opening of a new main office location and the resulting expenses associated with occupying, staffing and promoting the new facility. For the year ended December 31, 2000, the Company's earnings were fully taxable whereas in prior years taxable income was offset by the utilization of previous net operating loss carryforwards.

                               Net Interest Income

Net interest income is the amount of interest earned on interest-earning assets such as loans, investments, Federal funds sold and deposits in other financial institutions less the interest expense incurred on interest-bearing liabilities such as interest-bearing deposits and borrowed money. Net interest income is the principal source of earnings for the Company. It is affected by the general level of interest rates, the volume and mix of interest-earning assets and interest bearing liabilities, and the relative funding of these assets.

During the year ended December 31, 1999, net interest income was $2,682,283. For the year ended December 31, 2000, net interest income increased by $835,700 or 31.2% to $3,517,983. The increase was primarily attributable to an increase in volume as the Company continued to experience growth in all aspects of its business. Average interest-earning assets were approximately $90,743,000 for 2000 compared to $62,993,000 for 1999, an increase of $27,750,000 or 44.1%. The
Company experienced excellent loan growth with average loans for 2000 increasing $20,604,000 or 40.5% from $50,893,000 to $71,497,000. The average yield on interest-earning assets increased 56 basis points to 8.79% in 2000 compared to 8.23% in 1999. The average cost of interest-bearing liabilities increased 77 basis points in 2000 to 5.75% from 4.98% in 1999. As a result, the net yield on earning assets declined 36 basis points to 3.90% in 2000 from 4.26% in 1999.

The table below "Net Interest Income and Average Balance Analysis" provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2000 and 1999.

                Net Interest Income and Average Balance Analysis for the Years Ended December 31, 2000 and December 31, 1999

                                         2000                                           1999
                                    ---------------------------------------------- -------------------------------------------
                                        Average          Interest       Average       Average          Interest     Average
                                      Balance(1)        Inc./Exp.     Yield/Cost      Balance         Inc./Exp.    Yield/Cost
Interest-Earning Assets:
      Interest bearing deposits   $       3,047,989  $      176,079         5.78% $       115,600  $        5,780       5.00%
      Federal Funds Sold                  5,623,634         354,545         6.30%       4,976,044         248,054       4.99%
      Taxable Investments                10,574,199         708,550         6.70%       7,009,082         420,509       6.00%
      Loans(2)                           71,496,965       6,737,159         9.42%      50,892,684       4,508,902       8.86%
                                    ----------------   -------------  ------------ ---------------   ------------- -----------
Total Interest-Earning Assets            90,742,787       7,976,333                    62,993,410       5,183,245
                                    ----------------   -------------               ---------------   -------------
Yield on Average
        Interest-Earning Assets                                             8.79%                                       8.23%
                                                                      ============                                 ===========
Noninterest-Earning Assets
      Cash and Due From Banks             1,751,760                                     1,502,320
      Loan Loss Reserve                  (1,006,634)                                     (692,367)
      Premises and Equipment              3,010,990                                     1,146,081
      Interest Receivable and Other         851,570                                       406,025
                                    ----------------                               ---------------
Total Noninterest-Earning Assets          4,607,686                                     2,362,059
                                    ----------------                               ---------------
Total Assets                             95,350,473                                    65,355,469
                                    ================                               ===============

Interest-Bearing Liabilities
      NOW Accounts                        2,197,930          31,324         1.43%       2,004,207          28,184       1.41%
      Money Market and Savings           21,856,563       1,159,054         5.30%      22,278,240       1,091,030       4.90%
      Time Certificates and IRAs         48,100,727       3,008,042         6.25%      24,235,503       1,308,806       5.40%
      Other Borrowings                    5,045,607         241,461         4.79%       1,686,762          72,942       4.32%
                                    ----------------   -------------  ------------ ---------------   ------------- -----------
Total Interest-Bearing Liabilites        77,200,827       4,439,881                    50,204,712       2,500,962
                                    ----------------   -------------               ---------------   -------------
Cost on Average
      Interest-Bearing Liabilities                                          5.75%                                       4.98%
                                                                      ============                                 ===========
Noninterest-Bearing Liabilities
      Demand Deposits                     8,601,145                                     7,025,844
      Interest Payable                      462,534                                       286,319
      Other Liabilities                     243,196                                        92,172
                                    ----------------                               ---------------
Total Noninterest-Bearing Liabilities     9,306,875                                     7,404,335
                                    ----------------                               ---------------
Total Liabilities                        86,507,702                                    57,609,047
Stockholders' Equity                      8,842,771                                     7,746,422
                                    ----------------                               ---------------
Total Liabilities and Equity      $      95,350,473                               $    65,355,469
                                   ================                               ===============
Net Interest Income                                  $    3,536,452                                $    2,682,283
                                                       =============                                 =============
Net Yield on
     Interest-Earning Assets                                                3.90%                                       4.26%
                                                                      ============                                 ===========
Interest Rate Spread                                                        3.04%                                       3.25%
                                                                      ============                                 ===========

      (1)  Average balances are computed on a daily basis.
      (2)  Nonaccruing loans are included in the average loan balances.

                   Rate/Volume Analysis of Net Interest Income

The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income for the period indicated is shown below. The effect of a change in the average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period as compared with the earlier period. Changes resulting from average balance/rate variances have been allocated between volume on rate on a proportional basis.

                                                   Interest Variance      Rate         Volume
                                                   ------------------------------------------------
Interest-Earning Assets:
              Interest-Earning Deposits                $   170,229      $     902     $    169,327
              Federal Funds Sold                           106,491         71,349           35,142
              Taxable Investments                          288,041         55,417          232,624
              Loans                                      2,228,327        308,173        1,920,154
                                                   ----------------   -------------  --------------
Total Interest-Earning Assets                          $ 2,793,088      $ 435,841     $  2,357,247

Interest-Bearing Liabilities
              NOW Accounts                                 $ 3,140      $     375     $      2,765
              Money Market and Savings                      68,024         89,113          (21,059)
              Time Certificates and IRAs                 1,699,236        258,419        1,440,787
              Other Borrowings                             168,519         11,419          157,100
                                                   ----------------   -------------  --------------
Total Interest-Bearing Liabilites                      $ 1,938,919      $ 359,326     $  1,579,593
                                                   ----------------   -------------  --------------
Net Interest Income                                    $   854,169      $  76,515     $    777,654
                                                   ================   =============  ==============


During the year 2001, management expects the general level of interest rates to decrease. Therefore, any improvements in net interest income for 2001 are expected to be largely the result of increases in volume and changes in the mix of interest-earning assets and liabilities. Management expects to continue to use aggressive marketing strategies to increase the Company's market share for both deposits and quality loans within its market area.

                            Provision for Loan Losses

The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for possible loan losses in the Company's loan portfolio. The provision for loan losses decreased in 2000 to $332,435 from $375,800 in 1999. The level of the allowance for loan losses is based on management's estimate as to the amount required to maintain an allowance adequate enough to provide for future losses. Management considers, among other things, nonperforming loans, delinquencies, collateral values and general economic conditions when assessing the adequacy of the allowance. At December 31, 2000, the allowance for loan losses was $1,186,628 or 1.40% of loans and at December 31, 1999, it was $905,200 or 1.41% of loans. During 2000, the Company had charge-offs, net of recoveries, of approximately $51,000. There were net recoveries of $1,300 in 1999.

The following table describes the activity relating to the Company's allowance for loan losses for the years ended December 31.

                                                      2000              1999
                                                      ----              ----
        Balance at beginning of period             $  905,200        $  528,100
        Provision charged to operations               332,435           375,800
           Charge-offs - Commercial                    (6,048)               --
                             Real estate              (36,966)               --
                                   Consumer            (9,076)               --
                                                     ---------
                           Total                      (52,090)               --
             Recoveries - consumer                      1,083             1,300
                                                    ---------         ---------

           Balance at end of period                $1,186,628         $ 905,200

Noninterest Income

Other income consists principally of service charges and fees. Total other income for 2000 was $300,525 compared to $230,374 in 1999, an increase of approximately $70,000 or 30.5%. An increase in the number of customers as a result of the Company's marketing activities and the opening of a second location contributed to the increase. Mortgage fee income which represents fees that were collected during the origination of mortgage loans not closed in the Company's name increased approximately $9,000 to $61,000 during 2000.

Noninterest Expenses

Noninterest expenses were $2,641,711 in 2000 compared to $1,900,898 in 1999, an increase of $740,813 or 40.0%. In July 2000, the Company opened its second location which also serves as its new main office. In addition, the Company continued to experience significant loan and deposit growth. Additional full time personnel were hired to staff the new branch location and new operations personnel were employed to support the Company's continued growth. Occupancy expenses such as depreciation and utilities increased as a result of the new branch being open for nearly half of 2000. The Company has purchased the site and received regulatory approval for its third branch. Construction is expected to begin in the second quarter of 2001. Advertising and business promotion expense increased to $225,642 for 2000 from $124,394 in 1999, an increase of 81.4%. This increase was attributable to promotion and grand opening expenses for the new branch as well as increased advertising expense associated with new product offerings and image advertising in a variety of media. Although management of the Company closely monitors noninterest expenses, total noninterest expense will continue to increase as the Company continues to grow and add additional locations and staff.


                                  Income Taxes

The Company exhausted the benefits of its net operating loss carryforwards during the year ended December 31,1999. As a result, the Company was fully taxable for the entire year ended December 31, 2000 and future years. Income tax expense amounted to $302,139 for 2000.

Financial Condition

Total assets of the Company were $112,498,420 at December 31, 2000, an increase of $31,727,159 or 39.3% over 1999. At December 31, 1999, total assets were $80,771,261. Nearly all major asset categories, loans, investments and premises and equipment increased over prior year amounts. Funding the asset growth came primarily from an increase in nearly all types of deposit products. Management has continued its aggressive promotion and pricing of deposit products in order to establish and build market share. The opening of the new branch had a positive effect on these activities and management believes its personal service approach will continue to generate deposit growth. Management regularly evaluates its deposit product offerings and attempts to meet the needs of all types of customers through both new products and modifications to existing products. The Company has no brokered deposits.

The majority of the Company's asset growth continues to occur in the loan portfolio. Total loans outstanding increased $20,664,743 or 32.2% from $64,197,681 in 1999 to $84,862,444 in 2000. Targeted marketing efforts, experienced lenders, local decision making, an emphasis on personal relationship and superior customer service have been key drivers of the loan growth. Approximately 72.0% of the Company's loans are secured by some form of real estate. Loans secured by one-to-four family residential properties comprise 23.3% of the loan portfolio while nonresidential properties, construction loans and multifamily residential properties comprise 21.9%, 20.7% and 6.1% of the loan portfolio, respectively. Another 20.6% is made up of commercial loans with the balance in consumer and other loans.

Asset quality remains a primary concern of management. A thorough credit analysis is made of each loan before it is made. Experienced lenders and a credit administrator review the loan's structure including terms, rate, collateral and repayment sources in addition to adherence to the Company's lending policy. On an ongoing basis, a risk rating program and other credit administration tools are utilized to monitor loans and overall asset quality. At December 31, 2000, nonperforming loans amounted to approximately $254,000 or .3% of loans outstanding. There were no nonperforming loans at December 31, 1999. At 1.40% and 1.41% of loans outstanding at December 31, 2000 and 1999, respectively, management believes the allowance for loan losses is adequate. Net loan charge-offs were .06% of loans during 2000. There were net recoveries of $1,300 in 1999.

Investment securities increased to $14,679,564 at December 31, 2000 from $6,566,570 at December 31,1999, an increase of $8,112,994 or 123.5%. The
Company's investment securities portfolio consists principally of U. S. government agency securities. Approximately 93.6% of the investment securities are classified as available for sale and are recorded at market value. Changes in market value are reflected as a separate component of stockholders' equity. The Company does not engage in the practice of trading securities.

Premises and equipment were $4,582,107 at December 31, 2000 compared to $1,592,820 at December 31, 1999. The increase was largely due to the land, building and equipment associated with the new Lawndale branch location and the acquisition of land for the Company's third branch.

The Company, which opened for business on November 26, 1996, has not paid any cash dividends to its stockholders. In September 2000, the Board of Directors approved a ten percent stock dividend. An amount equal to the fair value of the shares distributed was reclassified from retained earnings to common stock and additional paid-in capital.

                                    Liquidity

In order to ensure that the Company has sufficient funds available for loan growth, deposit withdrawals, and daily operational needs, an adequate level of liquidity must be maintained. Liquidity sources consist of short-term investments that can be converted to cash such as deposits in other financial institutions and Federal funds sold, repayment of loans, and the ability of the Company to attract new deposits from existing and/or new customers. The Company's liquidity position is closely monitored and evaluated on a regular basis. Management feels than the overall liquidity position of the Company at December 31, 2000 is adequate to meet its operational needs.

Investment Portfolio

At December 31, 2000, the Company's investment portfolio comprised approximately 13.1% of total assets. The following table summarizes the carrying value amounts of securities held by the Company at December 31, 2000 and 1999.

                                            2000                             1999
                                 ----------------------------     ----------------------------
                                  Amortized         Market         Amortized         Market
                                    Cost            Value            Cost            Value
                                -----------      -----------      -----------      -----------
Available for Sale
US treasury securities          $      --        $      --        $      --        $      --
US agency securities             12,406,756       12,467,539        4,489,761        4,385,936
Mortgage-backed securities          899,748          891,929        1,043,450        1,013,936
Restricted stock                    379,591          379,591          172,300          172,300
                                -----------      -----------      -----------      -----------
                                $13,686,095      $13,739,059      $ 5,705,511      $ 5,572,172
                                -----------      -----------      -----------      -----------
Held to Maturity
US treasury securities          $      --        $      --               --               --
US agency securities                635,000          633,412          635,000          627,856
Mortgage-backed securities          305,505          307,062          359,398          355,534
                                -----------      -----------      -----------      -----------
                                $   940,505      $   940,474      $   994,398      $   983,390
                                -----------      -----------      -----------      -----------
   Total                        $14,626,600      $14,679,533      $ 6,699,909      $ 6,555,562
                                ===========      ===========      ===========      ===========

The following table presents maturities and weighted average yields of debt securities at December 31, 2000. Available-for-sale securities are reported at estimated fair value and held to maturity securities are reported at amortized cost.

Analysis of Investment Securities
December 31, 2000

                                   Due One         One Year        Five Years          Due
                                   Year or         Through          Through           After                            Market
Investment Securities               Less         Five Years        Ten Years        Ten Years         Total             Value
---------------------           ------------    -------------    -------------    -------------   -------------     ------------
US treasury securities          $      --        $      --        $      --         $     --        $      --        $      --
US agency securities                995,816       10,045,940        2,000,000             --         13,041,756       13,100,951
Mortgage-backed securities             --               --          1,205,253             --          1,205,253        1,198,991
                                -----------      -----------      -----------       -----------     -----------      -----------
Total                           $   995,816      $10,045,940      $ 3,205,253        $    --        $14,247,009      $14,299,942
                                ===========      ===========      ===========       ===========     ===========      ===========

Weighted Average Yields
US treasury securities                   --               --               --             --                 --
US agency securities                   6.18%            7.12%            8.00%            --               7.18%
Mortgage-backed securities               --               --             6.08%            --               6.08%
                                  -------------------------------- ---------------- ------------- -----------------
                                       6.18%            7.12%            7.28%            --               7.12%
                                  ================================ ================ ============= =================

                                 Loan Portfolio

Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans to any particular individuals or industry, or group of related individuals or industries. There are no foreign loans. The composition of the loan portfolio at December 31, 2000 and 1999 is presented in the table which follows.

                                                         December 31, 2000                 December 31, 1999
                                                   Amount             Percent           Amount            Percent
                                             --------------------   ---------------------------------   ------------
Loans Secured by Real Estate:
    Construction and Land Development               $ 17,565,371         20.71%          $10,360,725         16.15%
    1-4 Family Residential Properties                 19,759,643         23.30%           16,253,626         25.33%
    Multifamily Residential Properties                 5,190,209          6.12%            2,844,548          4.43%
    Nonfarm Nonresidential Properties                 18,578,515         21.90%           15,967,879         24.89%
                                             --------------------   ------------   ------------------   ------------
Total Loans Secured by Real Estate                  $ 61,093,738         72.03%          $45,426,778         70.80%

Commercial and Industrial Loans                     $ 17,483,140         20.61%          $14,558,406         22.69%
Consumer                                               5,871,001          6.92%            4,152,532          6.47%
All Other Loans                                          367,239          0.44%               26,788          0.04%
                                             --------------------   ------------   ------------------   ------------
Total Loans                                         $ 84,815,118        100.00%          $64,164,504        100.00%
                                             ====================   ============   ==================   ============

The table that follows shows the loan portfolio at December 31, 2000 by loan type, maturity and whether the interest rate is fixed or variable.

Analysis of Certain Loan Maturites
As of December 31, 2000

                                   Real Estate                   Consumer            Commercial & All Other           Total
                               Amount        Percent       Amount       Percent       Amount      Percent       Amount      Percent
                            -------------------------   -------------------------  ------------------------  -----------------------
Due within one year:          $31,939,696     52.28%      $4,382,980      74.65%    $ 14,151,988    79.28%    $ 50,474,664   59.51%

Due after one year through
  five years:
     Fixed Rate                16,710,514     27.35%       1,460,940      24.88%       3,698,391    20.72%      21,869,845   25.79%
     Variable Rate              3,399,617      5.57%               -           -               -         -       3,399,617    4.00%
                            -------------------------   -------------------------  ------------------------  -----------------------
                              $20,110,131     32.92%      $1,460,940      24.88%     $ 3,698,391    20.72%    $ 25,269,462   29.79%

Due after five years:
     Fixed Rate               $ 9,024,056     14.78%        $ 27,081       0.47%             $ -         -     $ 9,051,137   10.67%
     Variable Rate                 19,855      0.02%               -           -               -         -          19,855    0.03%
                            -------------------------   -------------------------  ------------------------  -----------------------
                              $ 9,043,911     14.80%        $ 27,081       0.47%             $ -         -     $ 9,070,992   10.70%

                              $61,093,738    100.00%      $5,871,001     100.00%    $ 17,850,379   100.00%    $ 84,815,118     100%
                            =========================   =========================  ========================  =======================

A certain degree of risk is inherent in the extension of credit. Management has established loan and credit policies designed to control both the types and amounts of risks assumed and to ultimately minimize credit losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of certain real estate collateral, problem loan management practices and collection procedures, and nonaccrual and charge-off guidelines.

Loans secured by real estate mortgages comprised 72.0% of the Company's loan portfolio at December 31, 2000. Residential real estate loans consist mainly of first and second mortgages on single family homes. Loan-to-value ratios for these loans are generally limited to 90%. Nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and nonresidential real estate loans is dependent primarily on the income and cash flows of the borrowers with the real estate serving as a secondary source of repayment. Real estate construction loans generally consist of financing of commercial real estate projects and some one-to-four family dwellings. Usually the loan-to-cost ratios are limited to 75% and permanent financing commitments are required prior to advancing loan proceeds.

Commercial loans primarily represent loans to businesses and may be made on either a secured or unsecured basis. Commercial lending involves risk because repayment usually depends on the cash flows generated by a borrower's business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions. To manage this risk, initial and continuing financial analysis of a borrower's financial information is generally required.

                            Allowance for Loan Losses

The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management has determined that such loans have become uncollectible. Recoveries of previously charged-off loans are credited to the allowance.

In reviewing the adequacy of the allowance each quarter and at year end, management considers the historical loan losses experienced by the Company, current economic conditions affecting borrowers' ability to repay, the volume of loans, trends in delinquent, nonaccruing and potential problem loans, and the quality of the collateral securing nonperforming and problem loans. Management applies a consistent methodology that utilizes, among other things, a loan risk rating system and detailed loan reviews. Regulators review the adequacy of the allowance for loan losses as part of their periodic examination of the Company and may require adjustments to the allowance based upon information available to them at the time of their examination. A summary of the Company's loan loss experience for the years ended December 31, 2000 and 1999 was presented earlier.

The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 2000 and 1999, compared with the percent of loans in the applicable categories of total loans.

                                                 December 31,                                        December 31,
                                                    2000                                                1999
                              ------------------------------------------------    -----------------------------------------------
                                                 % Allowance        % Loans                          % Allowance       % Loans
                                                   to Total         in each                            to Total        in each
                                   Amount          Allowance        category           Amount          Allowance       category
                              ---------------   ---------------   ------------    ---------------   --------------   ------------
Balance at end of period
  applicable to:
Commercial                      $   355,988            30.00%        20.61%          $ 218,376           24.13%         22.69%
Real Estate                         652,645            55.00%        72.03%            518,865           57.32%         70.80%
Consumer                             94,930             8.00%         6.92%             62,288            6.88%          6.47%
All Other Loans                       5,933             0.50%         0.44%                402            0.04%          0.04%
Unallocated                          77,132             6.50%          --              105,269           11.63%           --
                                                                  ------------    ---------------   --------------   ------------
Total                           $ 1,186,628           100.00%        100.00%         $ 905,200          100.00%        100.00%
                                ===========           =======     ============    ===============   ==============   ============


                               Nonperforming loans

When a loan is past due 90 days as to interest or principal or there is serious doubt as to collectibilty, the accrual of interest is generally discontinued unless the estimated fair value of the collateral is sufficient to assure the collection of the principal balance and accrued interest. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2000, the Company had $254,000 in nonaccrual loans.

                                    Deposits

The maturity distribution of time deposits in excess of $100,000 or more at December 31, 2000 is presented below. Such deposits may be more volatile and interest rate sensitive than other deposits.

Certificates of Deposit in Amounts of $100,000 or More
December 31, 2000

Time Remaining
to Maturity                                                Amount
                                                       --------------

                    Three months or less                $  3,288,788
                    Over three through six months       $        --
                    Over six through twelve months      $ 10,622,306
                    Over twelve months                  $  7,624,277
                                                       -------------
                                                        $ 21,535,371
                                                       =============

                            Interest Rate Sensitivity

Interest rate sensitivity management is concerned with the timing and magnitude of repricing assets compared to liabilities and is an integral part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. The table below reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or the date at which the loans may be repriced contractually. Interest-bearing liabilities with no contractual maturity, such as interest-bearing transaction accounts and savings deposits are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary rates paid on these deposits within a thirty day or shorter period.

Distribution of Interest-Earning Assets and Interest Bearing Liabilities Repricing Schedule as of December 31, 2000 (Dollars in 000s)

                                                        0-90           91-365           1-2            Over
                                                        Days            Days           Years         2 Years           Total
                                                   ---------------  -------------   -------------  -------------   ---------------
Interest-Earning Assets
          Interest  Bearing Other Banks                $  2,952       $   --          $   --          $  2,952
          Federal Funds Sold                              3,040           --              --              --            3,040
          Investment Securities                             380            995           1,132          12,173         14,680
          Loans                                          49,514            791          12,391          22,119         84,815
                                                       --------       --------        --------        --------       --------
Total                                                  $ 55,886       $  1,786        $ 13,523        $ 34,292       $105,487
                                                       --------       --------        --------        --------       --------

Interest-Bearing Liabilities
          Savings, NOW and
                     Money Market                      $ 20,791       $  3,225        $   --          $   --         $ 24,016
          Time Deposits
                     Over $100,000 **                     3,289         10,622           7,624            --           21,535
          Time Deposits
                     Under $100,000                      13,009         16,632           9,110            --           38,751
          Federal Home Loan Bank Advances                  --             --              --             3,000          3,000
          Securities sold under
                     agreements to repurchase             2,184           --              --              --         $  2,184
                                                       --------       --------        --------        --------       --------
Total                                                  $ 39,273       $ 30,479        $ 16,734        $  3,000       $ 89,486

Interest Sensitive Gap                                 $ 16,613       $(28,693)       $ (3,211)       $ 31,292       $ 16,001

Cumulative Gap                                         $ 16,613       $(12,080)       $(15,391)       $ 16,001       $ 16,001

Ratio of Interest-Sensitive Assets to
          Interest-Sensitive Liabilities                 142.30%          5.86%          80.81%        1143.07%        117.88%

Cumulative Ratio of Interest-
          Sensitive Assets to
          Interest-Sensitive Liabilites                  142.30%         72.12%          72.49%         117.88%        117.88%


                           Return on Equity and Assets

The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), cash dividend payout ratio (cash dividends declared divided by net income), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

   Selected Ratios
      For the Years Ended December 31, 2000 and 1999

                                                          2000          1999
                                                          ----          ----
     Return on Average Assets                             0.57 %        0.97 %
     Return on Average Stockholders' Equity               6.13 %        8.21 %
     Dividend Payout Ratio                                 -             -
     Average Stockholders' Equity as a Percentage
          of Average Assets                               9.27 %       11.85 %


                                Capital Resources

The Company and its subsidiary the Bank are subject to various regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital as defined in the regulations to risk-weighted assets and average total assets. The Company and the Bank exceeded all minimum capital requirements and met the requirements to be categorized as "well capitalized" at December 31, 2000.

                                    Inflation

Since the assets and liabilities of the Company are primarily monetary in nature, the performance of the Company is more affected by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates not necessarily be the same.

While the effect of inflation on a financial institution is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and financial institutions will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

Item 7.  Financial Statements.

Incorporated by reference to Item 13(a)1 and exhibits hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference to the Registrant's Definitive Proxy Statement filed as Exhibit 99.

Item 10.  Executive Compensation.

Incorporated by reference to the Registrant's Definitive Proxy Statement filed as Exhibit 99.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Registrant's Definitive Proxy Statement filed as Exhibit 99.

Item 12.  Certain Relationships and Related Investors.

Incorporated by reference to the Registrant's Definitive Proxy Statement filed as Exhibit 99.




                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

       (a) (1) Financial Statements.

               The following financial statements are filed herewith.

               (a)  Independent Auditor's Report dated January 19, 2001.

               (b) Consolidated Balance Sheets for the years ended December 31, 2000 and 1999.

               (c) Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

               (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

               (e) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

               (f)  Notes to Consolidated Financial Statements.

           (2) Exhibits.

               The following exhibits are filed herewith or incorporated herein by reference.

               EXHIBIT
                NUMBER      DESCRIPTION OF EXHIBIT
                ------      ----------------------

                3 (a)       Registrant's Articles of Incorporation *

                3 (b)       Registrant's Bylaws *

                  4         Specimen Stock Certificate*

                  10        Employment Contract with Robert T. Braswell**

                  99        Registrant's Definitive Proxy Statement***


     *   Filed herewith.

     ** Previously filed on Form F-1 of Carolina Savings Bank SSB, Inc. with the Federal Deposit Insurance Corporation for the year ended December 31, 1996, and incorporated herein by reference.

     *** Filed with the Commission pursuant to Rule 14a-6(b).

       (b) Reports on Form 8-K.

       The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 30, 2001                           _______________________________
                                         Robert T. Braswell
                                         President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 30, 2001                            /s/ Robert T. Braswell
                                          ----------------------
                                          Robert T. Braswell
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




------------------------------------                   March 30, 2001
Robert T. Braswell, President,
Chief Executive Officer and Director

                                                       March 30, 2001
------------------------------------
Gary N. Brown, Director

                                                       March 30, 2001
------------------------------------
George E. Carr, Director


------------------------------------                   March 30, 2001
John D. Cornet, Chairman of the Board of
Directors

                                                       March 30, 2001
------------------------------------
Judy H. Fuller, Director

                                                       March 30, 2001
------------------------------------
James E. Hooper, Director

                                                       March 30, 2001
------------------------------------
Edward A. Hoyle, Jr., Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert T. Braswell                                 March 30, 2001
------------------------------------
Robert T. Braswell, President,
Chief Executive Officer and Director


/s/ Gary N. Brown                                      March 30, 2001
------------------------------------
Gary N. Brown, Director


/s/ George E. Carr                                     March 30, 2001
------------------------------------
George E. Carr, Director


/s/ John D. Cornet                                     March 30, 2001
------------------------------------
John D. Cornet, Chairman of the Board of
Directors


/s/ Judy H. Fuller                                     March 30, 2001
------------------------------------
Judy H. Fuller, Director


/s/ James E. Hooper                                    March 30, 2001
------------------------------------
James E. Hooper, Director


/s/ Edward A. Hoyle, Jr.                               March 30, 2001
------------------------------------
Edward A. Hoyle, Jr., Director

                                  EXHIBIT INDEX

         EXHIBIT
          NUMBER            DESCRIPTION                            PAGE
          ------            -----------                            ----
            -               Financial Statements                   34
                            Registrant's Articles of
          3 (a)             Incorporation                          56

          3 (b)             Registrant's Bylaws                    60

            4               Specimen Stock Certificate             80

                            Employment Contract with Robert T.
            10              Braswell                               **

                           Registrant's Definitive Proxy
            99              Statement                              ***


     ** Previously filed on Form F-1 of Carolina Savings Bank SSB, Inc. with the Federal Deposit Insurance Corporation for the year ended December 31, 1996, and incorporated herein by reference.

     *** Filed with the Commission pursuant to Rule 14a-6(b) and incorporated herein by reference.

[GRAPHIC]
CHERRY BEKAERT & HOLLAND
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


                          Independent Auditors' Report

To the Board of Directors and Stockholders
Carolina Bank Holdings Inc. and Subsidiary
Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Carolina Bank Holdings Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Bank Holdings Inc. and Subsidiary at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.


                                        CHERRY, BEKAERT & HOLLAND, L.L.P.






Greensboro, North Carolina
January 19, 2001

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999


       Assets
                                                                                2000                1999
                                                                            -------------       -------------
Cash and due from banks                                                     $   5,504,809       $   5,595,490
Federal funds sold                                                              3,040,000           3,110,000
Securities available for sale (Note 3)                                         13,739,059           5,572,172
Securities held to maturity (market value of $940,474
   in 2000 and $983,390 in 1999) (Note 3)                                         940,505             994,398
Loans (Note 4)                                                                 84,815,118          64,164,504
Less allowance for loan losses (Note 4)                                        (1,186,628)           (905,200)
                                                                            -------------       -------------
       Net loans                                                               83,628,490          63,259,304

Premises and equipment, net (Note 5)                                            4,582,107           1,592,820
Other assets (Note 8)                                                           1,063,450             647,077
                                                                            -------------       -------------
                                                                            $ 112,498,420       $  80,771,261
                                                                            =============       =============

         Liabilities and Stockholders' Equity

Deposits (Note 6)
   Noninterest bearing demand                                               $  13,028,709       $   6,429,570
   NOW, money market and savings                                               24,016,469          22,019,782
   Time                                                                        60,286,249          38,741,871
                                                                            -------------       -------------
       Total deposits                                                          97,331,427          67,191,223

Advances from the Federal Home Loan
  Bank of Atlanta (Note 7)                                                      3,000,000           3,000,000
Securities sold under agreements to repurchase                                  2,183,861           1,448,953
Other liabilities and accrued expenses                                            814,944             658,000
                                                                            -------------       -------------
       Total liabilities                                                      103,330,232          72,298,176
                                                                            -------------       -------------

Stockholders' equity (Notes 8, 9 and 12)
   Common stock $1.00 par value; authorized 20,000,000
   shares; issued and outstanding 938,534 and
   850,337 shares in 2000 and 1999                                                938,534             850,337
Additional paid-in capital                                                      8,059,809           7,443,089
Retained earnings                                                                 137,986             267,664
Accumulated other comprehensive income (loss)                                      31,859             (88,005)
                                                                            -------------       -------------
       Stockholders' equity                                                     9,168,188           8,473,085

Commitments (Note 4 and 11)                                                          --                  --
                                                                            -------------       -------------
                                                                            $ 112,498,420       $  80,771,261
                                                                            =============       =============


See accompanying notes to consolidated financial statements.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
              For the years ended December 31, 2000, 1999 and 1998

                                                         2000            1999            1998
                                                      -----------     ----------      ----------
Interest income
   Loans                                              $6,737,159      $4,508,902      $2,680,495
   Federal funds sold                                    354,545         253,834         231,006
   Securities
     U.S. government and agency obligations              890,108         420,509         365,268
                                                      ----------      ----------      ----------
         Total interest income                         7,981,812       5,183,245       3,276,769
                                                      ----------      ----------      ----------

Interest expense
   NOW, money market and savings deposits              1,190,378       1,119,214         793,752
   Time deposits                                       3,008,042       1,308,806         755,834
   Other                                                 265,409          72,942          23,620
                                                      ----------      ----------      ----------
         Total interest expense                        4,463,829       2,500,962       1,573,206
                                                      ----------      ----------      ----------

         Net interest income                           3,517,983       2,682,283       1,703,563

Provision for loan losses (Note 4)                       332,435         375,800         293,609
                                                      ----------      ----------      ----------

         Net interest income after provision for
             loan loss                                 3,185,548       2,306,483       1,409,954
                                                      ----------      ----------      ----------

Non interest income
   Mortgage fees                                          60,747          51,987          71,688
   Other service charges, fees, and commissions          239,778         178,387         104,105
                                                      ----------      ----------      ----------
         Total non interest income                       300,525         230,374         175,793

Non interest expenses
   Salaries and employee benefits                      1,383,475         947,559         766,582
   Occupancy and equipment                               411,247         333,111         297,487
   Advertising and business promotion                    225,642         124,394          98,191
   Professional fees                                     325,953         272,167         131,872
   Stationary, printing and office expenses              132,479          86,371          57,959
   Other                                                 162,915         137,296         109,421
                                                      ----------      ----------      ----------
         Total non interest expenses                   2,641,711       1,900,898       1,461,512
                                                      ----------      ----------      ----------

         Income before income taxes                      844,362         635,959         124,235

Income tax expense (Note 8)                              302,139            --              --
                                                      ----------      ----------      ----------

         Net income                                   $  542,223      $  635,959      $  124,235
                                                      ==========      ==========      ==========

Basic income per share                                $      .58      $      .71      $      .17
                                                      ==========      ==========      ==========



Diluted income per share                              $      .58      $      .69      $      .17
                                                      ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Changes in
                    Stockholders' Equity For the years ended
                        December 31, 2000, 1999 and 1998

                                                                                                          Accumulated
                                                                                          Retained           other
                                                         Common          Additional       earnings       comprehensive
                                        Total             stock       paid-in capital     (deficit)          income
                                    -------------     -------------    --------------  --------------    ---------------
Balance,
   December 31, 1997                 $ 5,785,279           648,938      $ 5,625,891      $  (492,530)      $     2,980

Comprehensive income
   Net income                            124,235              --               --            124,235              --
   Other comprehensive income -
       Unrealized gain on
       securities available
         for sale, net of tax             12,364              --               --               --              12,364
                                     -----------       -----------      -----------      -----------       -----------

Comprehensive income                     136,599              --               --               --                --

Exercised warrants                         5,150               515            4,635             --                --
                                     -----------       -----------      -----------      -----------       -----------

Balance,
  December 31, 1998                  $ 5,927,028           649,453      $ 5,630,526      $  (368,295)      $    15,344

Comprehensive income
   Net income                            635,959              --               --            635,959              --
   Other comprehensive income -
       Unrealized loss on
       securities available
         for sale, net of tax           (103,349)             --               --               --            (103,349)
                                     -----------       -----------      -----------      -----------       -----------

Comprehensive income                     532,610              --               --               --                --

Exercised options                         35,317             3,071           32,246             --                --

Exercised warrants                     1,978,130           197,813        1,780,317             --                --
                                     -----------       -----------      -----------      -----------       -----------

Balance,
   December 31, 1999                 $ 8,473,085       $   850,337      $ 7,443,089      $   267,664       $   (88,005)
                                     -----------       -----------      -----------      -----------       -----------

Comprehensive income
   Net income                            542,223              --               --            542,223              --
   Other comprehensive income -
       Unrealized gain on
       securities available
         for sale, net of tax            119,864              --               --               --             119,864
                                     -----------       -----------      -----------      -----------       -----------

Comprehensive income                     662,087              --               --               --                --

Exercised options                         33,016             2,871           30,145             --                --

10% stock dividend                          --              85,326          586,575         (671,901)             --
                                     -----------       -----------      -----------      -----------       -----------

Balance,
   December 31, 2000                 $ 9,168,188       $   938,534      $ 8,059,809      $   137,986       $    31,859
                                     ===========       ===========      ===========      ===========       ===========


See accompanying notes to consolidated financial statements.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 2000, 1999 and 1998


                                                                    2000              1999              1998
                                                               ------------       ------------       ------------
Cash flows from operating activities
   Net income                                                  $    543,223       $    635,959       $    124,235
   Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                 187,125            149,445            118,054
       Provision for loan losses                                    332,435            375,800            293,609
       Amortization, net                                               (126)           (12,242)             6,693
       Increase in other assets                                    (416,373)          (322,732)          (117,694)
       Increase in accrued expenses and other liabilities           156,944            421,262             48,729
                                                               ------------       ------------       ------------

              Net cash provided by operating activities             802,228          1,247,492            473,626
                                                               ------------       ------------       ------------

Cash flows from investing activities
   Purchases of securities available for sale                    (8,185,238)        (1,990,000)        (5,817,028)
   Maturities of securities available for sale                         --            1,672,384          2,000,000
   Maturities of securities held to maturity                           --            1,000,000          1,415,000
   Mortgage-backed securities repayments                            192,234            103,747            130,765
   Origination of loans, net of principal collected             (20,701,621)       (25,145,215)       (19,858,703)
   Additions to premises and equipment                           (3,176,412)        (1,065,224)           (79,923)
                                                               ------------       ------------       ------------

              Net cash used in investing activities             (31,871,037)       (25,424,308)       (22,209,889)
                                                               ------------       ------------       ------------

Cash flows from financing activities
   Net increase in deposits                                      30,140,204         17,121,894         26,645,555
   Increase in advances from Federal Home Loan Bank                    --            3,000,000               --

   Increase (decrease) in securities sold under
     agreements to repurchase                                       734,908            280,323           (291,619)
   Proceeds from exercised warrants and options                      33,016          2,013,447              5,150
                                                               ------------       ------------       ------------

              Net cash provided by financing activities          30,908,128         22,415,664         26,359,086
                                                               ------------       ------------       ------------

(Decrease) increase in cash and cash equivalents                   (160,681)        (1,761,152)
                                                                                                        4,622,823

Cash and cash equivalents at beginning of year                    8,705,490         10,466,642          5,843,819
                                                               ------------       ------------       ------------

Cash and cash equivalents at end of year                       $  8,544,809       $  8,705,490       $ 10,466,642
                                                               ============       ============       ============

Supplemental disclosure of cash flow information
   Cash paid during the year for interest                      $  4,205,540       $  2,415,135       $  1,535,185
                                                               ============       ============       ============

   Cash paid during the year for income taxes                  $    548,616       $       --         $       --
                                                               ============       ============       ============


See accompanying notes to consolidated financial statements.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 1 - Organization

Carolina Bank Holdings, Inc. (the "Holding Company") is a North Carolina corporation organized in 2000 for the purpose of being the holding company for Carolina Bank (the "Bank"). On August 17, 2000 pursuant to the plan of exchange approved by the shareholders of the Bank, all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Holding Company. The Holding Company presently engages in no business other than that of owning the Bank and has no employees.

The Bank was incorporated on August 20, 1996, and began banking operations on November 25, 1996. It is engaged in lending and deposit gathering activities in Guilford County, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has two locations in Greensboro, North Carolina.

Note 2 - Summary of significant accounting policies

The following is a description of the significant accounting and reporting policies that Carolina Bank Holdings, Inc. and Subsidiary (collectively the "Company") follow in preparing and presenting their financial statements.

     (a)  Basis of presentation and consolidation

          The consolidated financial statements include the accounts of the Holding Company and its wholly-owed subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Use of estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Securities

          Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified at acquisition into one of three categories and accounted for as follows:

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 2 - Summary of significant accounting policies (continued)

          X    securities held to maturity - reported at amortized cost,

          X trading securities - reported at fair value with unrealized gains and losses included in earnings, or;

          X securities available-for-sale - reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect)

          The Company does not engage in any trading activities. Gains and losses on sales of securities are recognized on a specific identification basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method. Investment in the stock of the Federal Home Loan Bank is carried at cost which approximates fair value.

     (d)  Loans and allowance for loan losses

          Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis.

          The Company uses the allowance method in providing for possible loan losses. The provision for loan losses is based upon management's estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risks of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquencies and other factors. Management believes that the allowance for loan losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

          Management considers loans to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management's judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral, if any. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources of identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 2 - Summary of significant accounting policies (continued)

          The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet all payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed and income is recognized only to the extent cash payments are received.

     (e)  Premises and equipment

          Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line-basis. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operating expenses as incurred.

     (f)  Income taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not than the tax benefits will not be realized.

     (g)  Cash and cash equivalents

          For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks and federal funds sold. The Company maintains due from accounts with correspondent banks. During the normal course of business, the Company may have cash deposits with these banks that are in excess of federally insured limits.

     (h)  Income per share

          Basic income per share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the dilutive effects of stock options and warrants.

     (i)  Fair value of financial instruments

          The assumptions used in estimating the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 2 - Summary of significant accounting policies (continued)

     (i)  Fair value of financial instruments (continued)

          be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered an indication of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

          The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

          Cash and due from banks: The carrying amount approximates fair value.

          Federal funds sold: Due to the short-term nature of these assets, the carrying value approximates fair value.

          Securities available for sale and securities held to maturity: Fair values for debt securities are based on quoted market prices. Restricted stock is valued at cost.

          Loans: For variable rate loans fair values are based on carrying values. Fixed rate commercial, other installment, and certain real estate mortgage loans are valued using discounted cash flows. The discount rates used to determine the present value of these loans are based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

          Off-balance sheet instruments: The Company's unfunded lines of credit and loan commitments are negotiated at current market rates and are relatively short-term in nature. Estimated fair values are immaterial.

          Deposit liabilities: The fair values of demand deposits are equal to the carrying value of such deposits. Demand deposits include non-interest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts. The fair value of variable rate term deposits, and those repricing within one year or less, approximates the carrying value. Discounted cash flows have been used to value fixed rate term deposits. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

          Short-term borrowings: The carrying value of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank approximate their fair value.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 2 - Summary of significant accounting policies (continued)

     (j)  New accounting pronouncements

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments and hedging activities. This Statement was effective for the Company's year beginning January 1, 2000. In June 1999, the FASB issued SFAS No. 137, which delayed the implementation date to the Company's year beginning January 1, 2001. The Company expects that adopting the provisions of this statement will not have a material impact on the consolidated financial statements of the Company.

          Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in September 2000 and supersedes Statement No. 125. Statement No. 140 establishes accounting and reporting requirements for the transfers and servicing of financial assets and the extinquishments of liabilities. The provisions of Statement No. 140 are effective for transfers of financial assets occurring after March 31, 2001, applied prospectively. The Company expects that adopting the provisions of this statement will not have a material impact on the consolidated financial statements of the Company.

     (k)  Operating segments

          The FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997, which established standards for the way public business enterprises report information about operating segments. This statement also establishes standards for related disclosures about products, services, geographic areas and major customers. In adopting Statement No. 131, the Company has determined that, using the definitions contained in the statement, all of its activities constitute only one reportable operating segment.

     (l)  Financial statement reclassifications

          Certain of the prior year amounts have been reclassified to conform to current year presentation. Such classifications are immaterial to the financial statements and did not change previously reported net income.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 3 - Securities

A summary of the amortized cost and estimated fair values of securities available for sale and held to maturity follows:

                                                           Gross              Gross              Estimated
                                      Amortized          Unrealized         Unrealized             Fair
                                        Cost                Gains             Losses               Value
                                   ---------------   ------------------  -----------------   -----------------
December 31, 2000
-----------------
Available for sale
U.S. agency obligations          $       12,406,756  $           60,783  $          -        $      12,467,539
FNMA mortgage-backed
  security                                  899,748              -                   7,819             891,929
Restricted stock                            379,591              -                  -                  379,591
                                    ---------------    ----------------    ---------------     ---------------
                                 $       13,686,095  $           60,783  $           7,819   $      13,739,059
                                  =================   =================   ================    ================
Held to maturity
U.S. agency obligations          $          635,000  $           -       $           1,588   $         633,412
FNMA mortgage-backed
  security                                  305,505               1,557             -                  307,062
                                    ---------------    ----------------    ---------------     ---------------
                                 $          940,505  $            1,557  $           1,588   $         940,474
                                  =================   =================   ================    ================

December 31, 1999
Available for sale
U.S. agency obligations          $        4,489,761  $           -       $         103,825   $       4,385,936
FNMA mortgage-backed
  security                                1,043,450              -                  29,516           1,013,936
Restricted stock                            172,300              -                  -                  172,300
                                    ---------------    ----------------    ---------------     ---------------
                                 $        5,705,511  $           -       $         133,341   $       5,572,172
                                  =================   =================   ================    ================
Held to maturity
U.S. agency obligations          $          635,000  $           -       $           7,144   $         627,856
FNMA mortgage-backed
  security                                  359,398              -                   3,864             355,534
                                    ---------------    ----------------    ---------------     ---------------
                                 $          994,398  $           -       $          11,008   $         983,390
                                  =================   =================   ================    ================

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 3 - Securities (continued)

The scheduled maturities of debt securities held to maturity and available for sale at December 31, 2000 were as follows:

                                      Available for Sale                Held to Maturity
                                -----------------------------     -----------------------------
                                                   Estimated                        Estimated
                                  Amortized          Fair           Amortized         Fair
                                    Cost            Value             Cost            Value
                                -----------      -----------      -----------      -----------
Due in one year or less         $   995,816      $   995,312      $      --       $       --
Due from one to five years        9,410,940        9,472,227          635,000          633,412
Due from six to ten years         2,000,000        2,000,000             --               --
Mortgage-backed securities          899,748          891,929          305,505          307,062
                                -----------      -----------      -----------      -----------
                                $13,306,504      $13,359,469      $   940,505      $   940,474
                                ===========      ===========      ===========      ===========

There were no sales of securities in 2000 or 1999. At December 31, 2000, securities with a carrying value of approximately $2,500,000 were pledged to secure public deposits and other purposes.

Note 4 - Loans and allowance for loan losses

Loans at December 31, 2000 and 1999 were as follows:

                                           2000               1999
                                      ------------       ------------
      Real estate - construction      $ 17,565,371       $ 10,360,725
      Real estate - mortgage            43,575,693       $ 35,099,230
      Commercial                        17,483,140         14,558,406
      Installment and other              6,238,240          4,179,320
                                      ------------       ------------
           Subtotal                     84,862,444         64,197,681

      Net deferred loan fees               (47,326)           (33,177)
      Allowance for loan losses         (1,186,628)          (905,200)
                                      ------------       ------------
                                      $ 83,628,490       $ 63,259,304
                                      ============       ============

The activity in the allowance for loan losses for 2000, 1999 and 1998 is summarized as follows:

                                               2000              1999              1998
                                            -----------       -----------      -----------
       Balance at beginning of period       $   905,200       $   528,100      $   237,650
       Provision charged to operations          332,435           375,800          293,609
       Loan charge-offs                         (52,090)             --             (3,159)
       Loan recoveries                            1,083             1,300             --
                                            -----------       -----------      -----------

            Balance at end of period        $ 1,186,628       $   905,200      $   528,100
                                            ===========       ===========      ===========

There were no impaired loans at December 31, 2000 and 1999.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 4 - Loans and allowance for loan losses (continued)

The Company has granted loans in the ordinary course of business to certain directors and executive officers of the Company and to their associates. The total amount of loans was $4,798,833 and $1,500,345 at December 31, 2000 and 1999, respectively. During 2000, $8,546,589 in new loans were made and repayments were $5,248,101. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 2000, preapproved but unused lines of credit for loans totaled approximately $18,356,000. In addition, the Company has $510,000 in standby letters of credit. These commitments represent no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

The Company grants commercial, real estate, and installment loans to customers throughout its market area, which consists primarily of Guilford County. The real estate portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolio can be affected by the local economic conditions.

Note 5 - Premises and equipment

Premises and equipment at December 31, 2000 and 1999 were as follows:

                                             2000               1999
                                         -----------       -----------
      Land                               $ 1,672,391       $   847,189
      Building and improvements            2,154,477              --
      Leasehold improvements                 385,983           385,983
      Furniture and equipment                861,684           557,753
      Construction in progress                53,369           161,571
                                         -----------       -----------
                                           5,127,904         1,952,496
      Less accumulated depreciation         (545,797)         (359,676)
                                         -----------       -----------

      Premises and equipment, net        $ 4,582,107       $ 1,592,820
                                         ===========       ===========

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 6 - Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $ 100,000 was $21,535,371 and $13,170,474 at December 31, 2000 and 1999
respectively.

At December 31, 2000, the scheduled maturities of time deposits were as follows:

                  2001                           $ 55,661,626
                  2002                              4,610,044
                  2003                                 10,281
                  2004                                  4,298
                  2005                                     --
                                                   ----------
                                                 $ 60,286,249

Note 7 - Advances from Federal Home Loan Bank of Atlanta

At December 31, 2000 and 1999, the Company had an outstanding balance of $3,000,000 from the Federal Home Loan Bank of Atlanta (FHLB). The advance has a fixed rate of 6.05% and a maturity date of June 15, 2010 and is secured by FHLB stock and a blanket floating lien on the Company's one-to-four family residential loan portfolio. At certain dates, the FHLB has the option to convert the advance to a three-month LIBOR-based floating rate advance at the then three month LIBOR rate.

Note 8 - Income taxes

The provision for income tax expense (benefit) consisted of the following for the year ended December 31:

                                         2000            1999              1998
                                      ---------       ---------       ------------
         Current:
             Federal                  $ 365,912       $ 180,000       $       --
             State                       36,227            --                 --
                                      ---------       ---------       ------------
                                        402,139         180,000               --
                                      ---------       ---------       ------------
         Deferred:
             Federal                   (100,000)       (180,000)              --
             State                         --              --                 --
                                      ---------       ---------       ------------
                                       (100,000)           --                 --
                                      ---------       ---------       ------------
                                      $ 302,139       $    --         $       --
                                      =========       =========       ============

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 8 - Income taxes (continued)

For the year ended December 31, 2000, the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% was primarily a result of state income taxes and changes in the valuation allowance on net deferred tax assets. The difference between the provision for income taxes and the amount computed by applying the statutory federal rate of 34% was primarily a result of the changes in the valuation allowance on net deferred tax assets for the years ended December 31, 1999 and 1998.

The primary components of deferred income taxes are as follows:

                                                                            2000       1999
                                                                          --------    --------
       Deferred tax assets
           Allowance for loan losses                                     $ 419,000   $ 262,000
           Unrealized loss on securities                                    -           45,300
           Other                                                            31,000       8,800
                                                                          --------    --------

                Gross deferred tax assets                                  450,000     316,100
           Less valuation allowance                                       (132,100)    (65,100)
                                                                          --------    --------
                Net deferred tax assets                                    317,900     251,000

       Deferred tax liabilities -
           Depreciable bases of premises
             and equipment                                                  12,000      25,700
           Unrealized gain on securities                                    47,000        -
                                                                          --------    --------
                Gross deferred tax liabilities                              59,000      25,700
                                                                          --------    --------
                Net deferred tax assets                                  $ 258,900   $ 225,300
                                                                          ========    ========

Note 9 - Stockholder's equity

As part of the initial stock offering, the Company issued one detachable, transferable stock warrant for each three shares of common stock purchased prior to September 30, 1996. Each warrant entitled the holder to purchase one share of common stock at $10. During 1999 the Company called the warrants. At December 31, 1999, there were no warrants outstanding as any unexercised warrants were canceled.

On September 20, 2000, the Board of Directors declared a 10% stock dividend payable October 1, 2000. As a result, $671,895 was reclassified from retained earnings to additional paid-in capital, which represented the fair value of the additional stock distributed. Per share amounts for all periods presented have been restated to reflect the effect of the stock dividend.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 10 - Regulatory matters

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made be the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's common stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect would cause the Bank's capital to be reduced below applicable minimum regulatory capital requirements.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weighting, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). At December 31, 2000 and 1999, management believes that the Company and the Bank have met all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category. Since the Holding Company has no other assets other than its investment in the Bank, the Company's and the Bank's actual capital amounts and ratios are essentially the same and are not separately presented in the table.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 10 - Regulatory matters (continued)


                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                      For Capital            Prompt Corrective
                                             Actual                Adequacy Purposes         Action Provisions
                                     -----------------------     -----------------------    --------------------
                                        Amount         Ratio         Amount       Ratio         Amount     Ratio
                                     --------------  -------     --------------   ------    ------------   ------
December 31, 2000:
   Total Capital
     (To Risk Weighted Assets)        $ 10,311,000      11.2%      $ 7,395,000       8%      $ 9,244,000     10%
   Tier I Capital
     (To Risk Weighted Assets)        $  9,155,000      10.0%      $ 3,698,000       4%      $ 5,546,000      6%
   Tier I Capital
     (To Average Assets)              $  9,155,000       8.5%      $ 4,329,000       4%      $ 5,411,000      5%

December 31, 1999:
   Total Capital
     (To Risk Weighted Assets)        $  9,389,000      14.2%      $ 5,300,000       8%      $ 6,625,000     10%
   Tier I Capital
     (To Risk Weighted Assets)        $  8,561,000      12.9%      $ 2,650,000       4%      $ 3,975,000      6%
   Tier I Capital
     (To Average Assets)              $  8,561,000      11.4%      $ 2,998,000       4%      $ 3,747,000      5%


Note 11 - Operating leases

The Company leases its land and building under an operating lease entered into during 1996. Total future minimum lease payments at December 31, 2000, under this and other operating leases are as follows:

                      2001           $  118,923
                      2002              124,869
                      2003              131,112
                      2004              137,668
                      2005              144,551
                                      ---------
                                     $  657,123

Total lease expense was approximately $130,000, $133,000 and $125,000 for 2000, 1999 and 1998, respectively.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 12 - Stock options

During 1997, the stockholders of the Company approved the 1997 Non-Qualified Stock Option Plan for directors (Director Plan) and the 1997 Incentive Stock Option Plan for management and employees (Employee Plan). Each plan provides for the issuance of options to purchase up to 71,244 common shares of the Company. For both plans, the exercise price of each share of common stock covered by an option is equal to the fair market value per share on the dates of grant and therefore has no associated compensation expense.

Both Plans are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation As permitted by SFAS No. 123, the Company has elected to continue using the measurement method prescribed in Accounting Principles Board (APB) Opinion No. 25 and, accordingly, SFAS No. 123 has no effect on the Company's financial position or results of operations.

Following is a summary of stock options outstanding under both plans, adjusted for the stock dividend described in Note 9:

                                           Director         Option          Employee         Option
                                             Plan            Price            Plan            Price
                                        ------------       ----------     ------------    ------------
Balance at December 31, 1997                      -         $     -                -     $          -
   Issued                                    71,244           10.45           25,939            10.45
                                         ----------                         --------

Balance at December 31, 1998                 71,244           10.45           25,939
   Issued                                         -               -           33,715             10.91
   Exercised                                 (3,158)          10.45             (220)            10.45
   Forfeited                                      -               -           (1,650)
                                         ----------                         --------
                                                                                           10.45-10.91

Balance at December 31, 1999                 68,086           10.45           57,784       10.45-10.91
   Issued                                         -           10.45           12,485             10.91
   Exercised                                 (3,158)              -                -                 -
   Forfeited                                 (9,475)          10.45          (14,575)      10.45-10.91
                                         ----------                         --------

Balance at December 31, 2000                 55,453         $ 10.45           55,694     $ 10.45-10.91
                                         ==========                         ========


At December 31, 2000, all the options under the Director Plan and 47,094 options under the Employee Plan were exercisable.

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

Note 12 - Stock options (continued)

Because the Company had adopted the disclosure-only provisions of SFAS No. 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have changed to the pro forma amounts indicated below:

                                                    2000         1999          1998
                                                 ---------     ---------    ---------
Net earnings - as reported                       $ 542,223     $ 635,959    $ 124,235
Net earnings (loss) - pro forma                    503,543       542,579      (93,810)
Basic income per share - as reported                   .58           .71          .17
Diluted income per share - as reported                 .58           .69          .17
Basic loss per share - pro forma                       .54           .60         (.13)
Diluted loss per share - pro forma                     .54           .59         (.13)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 20%, risk-free interest 6.00%, 6.25% and 4.75% in 2000, 1999, and 1998, respectively and weighted average expected lives of 7 years.

Note 13 - Employee benefit plan

All employees of the Company who meet certain eligibility requirements can elect to participate in the Bank's 401(k) plan. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code and the plan documents. The Company makes a 50% matching contribution up to a maximum of two percent of compensation. Employer matching contributions vest ratably over five years. The Company's matching expense was $14,656, $9,740 and $3,569 for 2000, 1999, and 1998, respectively.

Note 14 - Fair value of financial statements

The following represents the estimated fair values and carrying amount of financial instruments at December 31:

                                                   2000                                 1999
                                    ------------------------------------   -------------------------------
                                      Carrying             Estimated         Carrying          Estimated
                                        Amount             Fair Value          Amount          Fair Value
                                    ---------------      --------------    ------------       ------------
                                                 (In thousands)                          (In thousands)
Assets:
   Cash and due from banks           $   5,505             $  5,055           $  5,595           $  5,595
   Federal funds sold                    3,040                3,040              3,110              3,110
   Securities available for sale        13,739               13,739              5,572              5,572
   Securities held to maturity             941                  941                994                983
   Loans                                83,629               82,331             63,259             62,758


                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

Note 14 - Fair value of financial statements (continued)

                                             2000                     1999
                                   ------------------------- -----------------------
                                     Carrying    Estimated   Carrying    Estimated
                                      Amount     Fair Value   Amount     Fair Value
                                   -----------   ----------  --------    ----------
                                      (In thousands)            (In thousands)
Liabilities:
   Demand and saving deposits        37,045       37,045       28,449       28,449
   Time deposits                     60,286       60,624       38,742       38,748
   Securities sold under
     agreement to repurchase          2,184        2,184        1,449        1,449
   Federal Home Loan Bank
     advance                          3,000        3,000        3,000        3,000

Note 15 - Earnings (loss) per common share (EPS)

The reconciliation of the numerators and denominators of the basic income (loss) per share and diluted income per share computation at December 31, 2000, 1999 and 1998 follows:

                                          Income         Shares       Per Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------  -----------
2000
   Basic income per share:
   Income available to common
     stockholders                         $542,223       938,056      $    .58
                                                                      ========

   Effect of dilutive securities
       Stock options                          --            --
                                          --------      --------
   Diluted income per share:
   Income available to common
     stockholders + assumed conversions   $542,223       938,056      $    .58
                                          ========      ========      ========
1999
   Basic income per share:
   Income available to common
     stockholders                         $635,959       901,137      $    .71
                                                                      ========
   Effect of dilutive securities
     Stock options                            --          25,174      $   (.02)
                                          --------      --------      ========
   Diluted income per share:
   Income available to common
     stockholders + assumed conversions   $635,959       926,311      $    .69
                                          ========      ========      ========
1998
   Basic income (loss) per share:
   Income available to common
     stockholders                         $124,235       713,961      $     .17
                                                                      ========
   Effect of dilutive securities
     Stock options                            --           2,551            --
     Warrants                                 --          35,814      $     --
                                          --------      --------      ========
   Diluted income per share:
   Income available to common
     stockholders + assumed conversions   $124,235       752,326      $    .17
                                          ========      ========      ========

                   CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

Note 15 - Earnings (loss) per common share (EPS) (continued)

At December 31, 2000, all options to purchase common stock were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the common shares.

Note 16 - Condensed financial statements of parent company

Financial information pertaining to Carolina Bank Holdings, Inc. is as follows:

                                  Balance Sheet
Assets                                                 December 31, 2000

Investment in common stock of Carolina Bank               $9,168,188
                                                          ----------
         Total assets                                     $9,168,188
                                                          ==========

Stockholders' Equity
Stockholders' equity                                      $9,168,188
                                                          ----------
         Total stockholders' equity                       $9,168,188
                                                          ==========

                             Statement of Operations

                                                          Year ended
                                                       December 31, 2000

Equity in undistributed net income of Carolina Bank       $  540,223
                                                          ----------
         Net income                                       $  540,223
                                                          ==========

The parent company had no cash transactions during 2000.