Form 10QSB
period 2001-03-31
CAROLINA BANK HOLDINGS INC
filed 2001-05-15
CIK 1127160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from              to
                                   ------------    ------------------

                          Commission File No. 000-31877


                          CAROLINA BANK HOLDINGS, INC.
                      (Exact name of small business issuer)

     North Carolina                                          56-2215437
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                    2604 Lawndale Drive, Greensboro, NC 27408
                    (Address of principal executive offices)

          Issuer's telephone number including area code: (336)-288-1898
                                                         --------------

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $1.00 Par Value

     Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X          No
                                              ----          ---------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 938,534 shares of the Issuer's common stock, $1.00 par value outstanding as of May 7, 2001.

CAROLINA BANK HOLDINGS, INC.

                                      INDEX

                                                                     Page
                                                                     ----

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements..................................   2

       Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000 .........................................   2

       Consolidated Statements of Operations for the three months
         ended March 31, 2001 and 2000..............................   3

       Consolidated Statements of Comprehensive Income for the
         three months ended March 31, 2001 and 2000.................   4

       Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000.............................    5

       Notes to Consolidated Financial Statements..................    6

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations..........................    7


PART II. OTHER INFORMATION.........................................   12



PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Balance Sheets (unaudited)

                                                                                  March 31,         December 31,
                                                                                     2001               2000
                                                                                --------------       -----------
Assets
Cash and due from banks...................................................... $    5,321,107      $   5,504,809
Federal funds sold...........................................................      4,019,000          3,040,000
Investment securities available-for-sale, at fair value....................       18,111,086         13,739,059
Investment securities held-to-maturity, at amortized cost....................        926,253            940,505
Loans, net...................................................................     89,534,343         84,815,118
Less allowance for loan losses...............................................     (1,258,553)        (1,186,628)
                                                                                 ------------       -----------
     Net loans...............................................................     88,275,790         83,628,490
Premises and equipment, net..................................................      4,588,984          4,582,107
Other assets.................................................................      1,337,311          1,063,450
                                                                                ------------        -----------
   Total assets.............................................................. $  122,579,531      $ 112,498,420
                                                                              ==============      =============
Liabilities and Stockholders' Equity
Deposits
     Noninterest bearing demand..............................................     11,155,670         13,028,709
     NOW, money market and savings...........................................     34,440,898         24,016,469
     Time....................................................................     57,261,622         60,286,249
                                                                                  ----------      -------------
         Total deposits......................................................    102,858,190         97,331,427

Federal Home Loan Bank advances..............................................      3,000,000          3,000,000
Retail repurchase agreements.................................................      3,321,264          2,183,861
Trust preferred securities...................................................      3,100,000                 --
Other liabilities and  accrued expenses......................................        896,419            814,944
                                                                                  ----------         ----------
   Total liabilities.........................................................    113,175,873        103,330,232

Common stock $1.00 par value; authorized 20,000,000 shares; issued and
     outstanding  938,534 at 3/31/01 and 12/31/00............................        938,534            938,534
Additional paid-in capital...................................................      8,059,809          8,059,809
Retained earnings............................................................        274,147            137,986
Accumulated other comprehensive income(loss).................................        131,168             31,859
                                                                                  ----------         ----------
   Total stockholders' equity................................................      9,403,658          9,168,188
                                                                                  ----------         ----------

Total liabilities and stockholders' equity................................... $  122,579,531      $ 112,498,420
                                                                              ===============     =============

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)

                                                                            Three Months
                                                                           Ended March 31,
                                                                 ------------------------------------
                                                                  2001                       2000
                                                                  -----                      ----
Interest income
Loans....................................................... $ 1,941,465                 $  1,479,096
Investment securities, taxable..............................     245,894                      100,358
Federal funds sold..........................................      49,401                       49,542
Other   ....................................................      34,920                       42,784
                                                              ----------                 ------------
  Total interest income.....................................   2,271,680                    1,671,780

Interest Expense
NOW, money market and savings...............................     247,268                      236,818
Time deposits...............................................   1,053,621                      560,702
Other borrowed funds........................................      97,368                       58,447
                                                              ----------                 ------------
  Total interest expense...................................    1,398,257                      855,967
                                                              ----------                 ------------

Net interest income.........................................     873,423                      815,813

Provision for loan losses...................................      71,775                       34,285
                                                              ----------                 ------------

Net interest income after provision for loan losses.........     801,648                      781,528

Noninterest Income
Service charges, fees and commissions.......................      95,251                       51,598
Mortgage fees...............................................      47,674                       11,467
                                                               ----------                ------------

  Total noninterest income..................................     142,925                       63,065

Noninterest Expense
Compensation and benefits...................................     409,266                      281,804
Occupancy and equipment expense.............................     129,372                       83,522
Professional fees...........................................      89,950                       70,503
Advertising and business promotion..........................      61,003                       52,831
Stationary, printing and office expenses....................      54,982                       18,992
Other expenses..............................................      39,790                       15,481
                                                              -----------                ------------
  Total noninterest expense.................................     784,363                      523,133

Income before income taxes..................................     160,210                      321,460

Provision for income taxes..................................      24,049                      105,000
                                                              ----------                  -----------

Net income..................................................  $  136,161                  $   216,460
                                                              ==========                  ===========

Basic earnings per share....................................    $   0.15                    $    0.23
Diluted earnings per share..................................    $   0.15                    $    0.23

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     --------------------------
                                                                                          2001           2000
                                                                                     -----------    -----------

  Net income........................................................................  $  136,161     $  216,460
  Other comprehensive income, net of tax:
      Unrealized holding gains/(losses) arising during  period......................      99,309        (32,664)
                                                                                      ----------     -----------

  Comprehensive income..............................................................  $  235,470     $  183,796
                                                                                      ----------     ----------

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

                                                                                          Three Months Ended
                                                                                               March 30,
                                                                                      -----------------------------
                                                                                          2001           2000
                                                                                      --------------    -----------

Cash flows from operating activities:
  Net income........................................................................ $   136,161    $   216,460
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses.....................................................      71,775         34,285
      Depreciation..................................................................      60,303         34,645
      (Increase) in other assets....................................................    (273,861)      (115,913)
      Increase (decrease) in other liabilities......................................     (81,475)      (115,269)
      Other operating activities....................................................     106,706         16,947
                                                                                      ----------      ----------

        Net cash provided by operating activities...................................      19,609         71,155
                                                                                      ----------      ----------

Cash flows from investing activities:
  Net (increase) in loans receivable................................................. (4,719,375)     (2,183,953)
  Calls of investment securities available for sale.................................   3,000,000            --
  Purchases of investment securities available for sale.............................  (7,250,838)       (112,291)
  Mortgage-backed securities repayments.............................................      48,916          42,849
  Purchases of premises and equipment...............................................     (67,180)       (898,973)
                                                                                     ------------     -----------

        Net cash provided by (used for) investing activities                          (8,988,477)    (3,152,368)
                                                                                      -----------  -------------

Cash flows from financing activities:
  Net increase in deposits..........................................................   5,526,763      4,140,492
  Net increase in retail repurchase agreements......................................   1,137,403        144,785
  Proceeds from trust preferred securities..........................................   3,100,000             --
  Proceeds from exercised stock options and warrants................................          --         33,015
                                                                                      ----------     ----------

        Net cash provided by financing activities...................................   9,764,166      4,318,292
                                                                                     -----------    -----------


Net increase in cash and cash equivalents...........................................     795,298      1,237,079

Cash and cash equivalents at beginning of period....................................   8,544,809      8,705,490
                                                                                      ----------    -----------

Cash and cash equivalents at end of period                                          $  9,340,107    $ 9,942,569
                                                                                    ============    ===========

                                       5

                   Carolina Bank Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2001



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

         As a result of this reorganization, the Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board. The Bank is a state-chartered commercial bank and is regulated by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.


Note B - Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany transactions and balances have eliminated.


Note C - Basis of Presentation

         In management's opinion, the consolidated financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for future periods.

         The organization and business of the Bank, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2000 and 1999, filed with the Securities and Exchange Commission as part of the Company's annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.

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


Note E - Trust preferred securities

On March 7, 2001, the Company issued $3,100,000 of subordinated debentures to CBHI Capital Trust I ("CBHI Trust"), a wholly-owned Delaware business trust. CBHI Trust issued $3,100,000 guaranteed preferred beneficial interests (the "Trust Preferred Securities") in the Company's subordinated debentures. The debentures represent the sole asset of CBHI Trust. The Trust Preferred Securities accrue and pay distributions quarterly at the prime rate plus .50% (8.50% at March 31, 2001). The proceeds received by the Company from the sale of the subordinated debentures were used to make an additional investment in the Bank.

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

Comparison of Financial Condition

         Assets. Total assets of the Company increased by $10.1 million, or 9.0%, from $112.5 million as of December 31, 2000, to $122.6 million as of March 31, 2001. At March 31, 2001, cash and due from banks and Federal funds sold had increased by $800,000 to $9.3 million for December 31,2000. Also during the period, investment and mortgage-backed securities increased by $4.4 million to $19.0 million. Purchases of investments during the quarter were $7.25 million as management reinvested $3.0 million in proceeds from securities that had been called and invested $4.25 million with funds obtained from the issuance of trust preferred securities and new deposits. Management attempts to keep sufficient liquidity to meet its loan demand and other obligations. Federal funds sold were $4.0 million at March 31, 2001, compared to $3.0 million at year end.

         Also during the period, net loans increased by $4.7 million or 5.6%. The Company, which makes both commercial and retail loans, continues to experience steady loan demand in its primary lending market, Guilford County, North Carolina. Management plans to continue to grow the loan portfolio in a safe and sound manner.

         Liabilities. Total liabilities increased by $9.9 million, or 9.5%, from $103.3 million as of December 31, 2000, to $113.2 million as of March 31, 2001. Total deposits increased $5.5 million, commercial sweep accounts increased $1.2 million , and subordinated debt increased $3.1 million. During March 2001, the Company issued $3.1 million in subordinated debt. The holding company invested $3 million of the proceeds in the Bank in the form of additional capital. Management entered into this transaction in order to increase the capital base of the Bank and to enable the Bank to continue to grow while at the same time meeting the regulatory requirements to be classified as "well capitalized" under the Prompt Corrective Action guidelines. Management plans to continue in its efforts to gain deposit market share through new product development, aggressive marketing, and competitive pricing. The Company is planning to open a third branch in the fourth quarter of 2001. A site was purchased in the fourth quarter of 2000 and construction began in April, 2001.

         Equity. Total equity increased by approximately $235,500 from $9.2 million as of December 31, 2000, to $9.4 million as of March 31, 2001. The majority of the increase was due to the increase in retained earnings. Accumulated other comprehensive income increased during the period as moderating interest rates favorably affected investment securities values resulting in an increase, net of deferred taxes, in the unrealized gain on the securities available-for-sale portfolio.

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 1999

         General. Net income for the Company for the three months ended March 31, 2001, amounted to $136,000, or $0.15 per share, as compared to $216,000, or $0.23 per share, for the three months ended March 31, 2000. The Federal Reserve Board's decisions to substantially decrease short-term interest rates during the first quarter of 2001 has adversely affected the Company's operating results. The Company's most significant earning asset is its loan portfolio. With a significant portion of the loan portfolio having variable interest rates, any decrease in interest rates immediately affects interest income. The Company is generally not able to change the pricing of its liability products as quickly and, as a result, the Company's net interest margin declines in an interest environment such as that experienced during the quarter ended March 31, 2001.

         Net interest income. Net interest income increased 6.7% to $873,000 for the three months ended March 31, 2001, from $816,000 for the three month period ended March 31, 2000. The Company has had a significant increase in loans outstanding resulting in interest income from loans for the quarter increasing 31.2% or $462,000 from the prior year. The effect of the Federal Reserve actions to decrease rates negatively affected the growth of interest income. The Company also had higher levels of investment securities causing interest income from securities for the quarter ended March 31, 2001 to increase $146,000 or 146% from the prior year. On the interest expense side, the Company's inability to immediately reflect declines in interest rates in its deposit products stymied the growth of net interest income. Interest expense for the quarter ended March 31, 2001 increased $542,000 or 63.3% over the prior year. This was primarily due to an increase in all types of interest-bearing deposit liabilities as well as commercial sweep accounts. The Company also had increased interest expense from its subordinated debt which was issued on March 7, 2001.

         Provision for loan losses. The provision for loan losses amounted to $71,800 for the three months ended March 31, 2001, as compared to $34,300 for the three months ended March 31, 2000. This represents an increase of $37,500. The increase in the amount of the provision for loan losses is directly attributable to the growth in the loan portfolio. Management believes that the allowance is adequate as the Company's asset quality indicators, such as past due loans and nonperforming loans, have remained good. The ratio of loan loss reserves to gross loans was 1.41%% as of March 31, 2001, and 1.40% as of March 31, 2000.

         Noninterest income. Total noninterest income amounted to $143,000 for the three months ended March 31, 2001, as compared to $63,000 for the three months ended March 31, 2000. This increase was primarily due to additional fee income derived from loan and deposit products. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion.

           The decline in interest rates positively affected residential mortgage activity. The Company accepts and processes mortgage loan applications for a fee on behalf of third parties. These mortgage fees amounted to $48,000 for the quarter ended March 31, 2001 compared to $12,000 for the comparable quarter in 2000. Activity in this segment tends to be sensitive to changes in interest rates. The Company does not have any mortgage loans held for sale.

         Noninterest expense. Total noninterest expense amounted to $784,000 for the three months ended March 31, 2001, as compared to $523,000 for the three months ended March 31, 2000. Beginning in July, 2000, the Company incurred higher expense levels as a result of the opening of its new branch and main office. Increases in compensation and benefits were the result of increased staffing levels associated with the Company's new main office and selected other positions to accommodate the Company's growth. Occupancy, promotion and supplies expense increases were also associated with the ongoing operation of the new location.

         Income taxes. Income taxes amounted to $24,000, or 15.0% of pretax income for the three month period ended March 31, 2001, as compared to $105,000 or 32.4% or pretax income for the three month period ended March 31, 2000. The decline in the effective tax rate in the current year is largely the result of the reduction in the valuation allowance established in prior years for deferred tax assets.

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

         The Company's primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits, retail repurchase agreements and advances from the Federal Home Loan Company of Atlanta. In March 2001, the Company issued trust preferred securities as an additional source of funding.

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

         The Company is subject to various regulatory capital requirements administered by the banking regulatory agencies and the Federal Reserve Board. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2001, the Company's and the Bank's levels of capital exceeded all applicable regulatory requirements.

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

Submission of Matters to a Vote of Security Holders

         There were no meetings of the Company's shareholders during the quarter ended March 31, 2001.

Exhibits and Report on Form 8-K.

         The Company filed a Form 8-K on March 22, 2001 in connection with the issuance of the trust preferred securities.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           Carolina Bank Holdings, Inc.


Date: May 11, 2001                    By:     /s/ Robert T.Braswell
                                           ----------------------------
                                           Robert T. Braswell
                                           President and Chief Executive Officer