Form 10QSB
period 2001-06-30
CAROLINA BANK HOLDINGS INC
filed 2001-08-13
CIK 1127160

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          __________________________

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001


[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to

                    FDIC Insurance Certificate No. 34348-0


                         CAROLINA BANK HOLDINGS, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

           North Carolina                                    56-2215437
    ----------------------------                     -------------------------
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

     Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No___
                                                  ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 938,534 shares of the Issuer's common stock, $1.00 par value outstanding as of August 8, 2001.

CAROLINA BANK HOLDINGS, INC.


                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements................................................................       2

          Balance Sheets as of June 30, 2001 and December 31, 2000................................       2

          Statements of Income for the three and
              six months ended June 30, 2001 and 2000.............................................       3

          Statements of Comprehensive Income for the three and
              six months ended June 30, 2001 and 2000.............................................       4

          Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000..............................................................       5

          Notes to Financial Statements...........................................................       6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................       8


PART II. OTHER INFORMATION........................................................................      12

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

                                                                              June 30,             December 31,
Assets                                                                          2001                   2000
                                                                         ------------------     -----------------
Cash and due from banks                                                  $        5,604,227     $       5,504,809
Federal funds sold                                                                7,538,000             3,040,000
Investment securities available-for-sale, at fair value                          13,895,503            13,739,059
Investment securities held-to-maturity, at amortized cost                           267,231               940,505
Loans, net                                                                       93,431,144            84,815,118
Less allowance for loan losses                                                   (1,302,104)           (1,186,628)
                                                                         ------------------     -----------------
              Net loans                                                          92,129,040            83,628,490
Premises and equipment, net                                                       4,571,712             4,582,107
Other assets                                                                      1,301,434             1,063,450
                                                                         ------------------     -----------------
              Total assets                                               $      125,307,147     $     112,498,420
                                                                         ==================     =================

Liabilities and Stockholders' Equity
Deposits
      Non-interest bearing demand                                        $       11,200,060      $     13,028,709
      NOW, money market and savings                                              28,058,801            24,016,469
      Time                                                                       68,328,834            60,286,249
                                                                         ------------------     -----------------
              Total deposits                                                    107,587,695            97,331,427

Federal Home Loan Bank advances                                                   3,000,000             3,000,000
Retail repurchase agreements                                                      1,297,201             2,183,861
Trust preferred securities                                                        3,000,000
Other liabilities and accrued expenses                                              902,479               814,944
                                                                         ------------------     -----------------
              Total liabilities                                                 115,787,375           103,330,232

Common stock, $1 par value; authorized 20,000,000
      shares; issued and outstanding                                                938,534               938,534
      938,534 at 6/30/01 and 12/31/00
Additional paid-in capital                                                        8,059,809             8,059,809
Retained earnings                                                                   409,146               137,986
Accumulated other comprehensive income                                              112,283                31,859
                                                                         ------------------     -----------------
              Total stockholders' equity                                          9,519,772             9,168,188
                                                                         ------------------     -----------------

              Total liabilities and stockholders' equity                 $      125,307,147     $     112,498,420
                                                                         ==================     =================

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                                           Three Months                            Six Months
                                                           Ended June 30,                       Ended June 30,
                                                       2001            2000                  2001            2000
                                                 --------------------------------      ------------------------------
Interest Income:
    Loans                                              $1,889,624      $1,592,402           $3,831,089     $3,071,498
    Investment securities, taxable                        274,245         127,605              520,139        227,963
    Interest from federal funds sold                       38,361         136,643               87,762        186,185
    Other                                                  34,270          51,451               69,190         94,235
                                                 --------------------------------      ------------------------------
       Total interest income                            2,236,500       1,908,101            4,508,180      3,579,881

Interest Expense:
    NOW, money market, savings                            368,410         180,240              701,925        527,400
    Time deposits                                         882,304         798,254            1,849,678      1,248,614
    Other borrowed funds                                  126,591          58,735              223,959        117,182
                                                 --------------------------------      ------------------------------
       Total interest expense                           1,377,305       1,037,229            2,775,562      1,893,196
                                                 --------------------------------      ------------------------------

Net Interest Income                                       859,195         870,872            1,732,618      1,686,685
Provision for Loan Losses                                  53,346          72,650              125,121        106,935
                                                 --------------------------------      ------------------------------
Net Interest Income After
Provision for Loan Losses                                 805,849         798,222            1,607,497      1,579,750
Non-Interest Income:
    Service charges                                        93,917          55,618              189,168        107,216
    Mortgage banking income                                38,808          15,983               86,482         27,450
    Securities gains, net                                  55,547                               55,547
                                                 --------------------------------      ------------------------------
       Total non-interest income                          188,272          71,601              331,197        134,666

Non-Interest Expense:
    Salaries and benefits                                 399,482         354,945              808,748        636,749
    Occupancy and equipment                               123,497          84,575              252,869        168,097
    Professional fees                                     130,817          86,505              220,767        157,008
    Advertising and promotion                              76,578          48,021              137,581        100,852
    Stationary, printing, supplies                         42,518          28,284               97,500         47,276
    Other                                                  48,280          19,519               88,070         35,000
                                                 --------------------------------      ------------------------------
       Total non-interest expense                         821,172         621,849            1,605,535      1,144,982

Income Before Income Taxes                                172,949         247,974              333,159        569,434
Income Tax Provision                                       37,951         113,020               62,000        218,020
                                                 --------------------------------      ------------------------------
Net income                                             $  134,998      $  134,954           $  271,159     $  351,414
                                                 ================================      ==============================

Net Income per Common Share: *
    Basic                                                   $0.14           $0.14                 $0.29          $0.37
    Diluted                                                 $0.14           $0.14                 $0.29          $0.37

* Per share amounts have been restated to reflect the impact of a 10% stock dividend issued October 1, 2000.

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

                                                          Three Months                             Six Months
                                                          Ended June 30,                        Ended June 30,
                                                       2001            2000                  2001            2000
                                                 --------------------------------       ------------------------------
Net income                                               $134,998        $134,954              $271,159       $351,414
Other comprehensive income, net of tax:
    Unrealized holding gains/(losses)
    arising during the period                             (18,885)        (18,247)               80,424        (50,911)
                                                 --------------------------------       ------------------------------

Comprehensive income                                     $116,113        $116,707              $351,583       $300,503
                                                 ================================       ==============================

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                            ---------------------------------
                                                                                                  2001            2000
                                                                                            --------------------------------
Cash flows from operating activities:
     Net income                                                                                  $   271,159     $   351,414
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                                   125,121         106,935
         Depreciation                                                                                115,778          69,853
         (Gain) on sale of securities                                                                (55,547)
         (Increase) in other assets                                                                 (237,984)       (214,767)
         Increase (decrease) in other liabilities                                                     87,535        (104,935)
         Other operating activities                                                                  (50,023)         (6,452)
                                                                                            --------------------------------

           Net cash provided by operating activities                                                 256,039         202,048
                                                                                            --------------------------------

Cash flows from investing activities:
     Net (increase) in loans receivable                                                           (8,616,026)     (6,885,009)
     Proceeds from calls and sales of investment securities available for sale                     8,553,437
     Calls of investment securities held to maturity                                                 635,000
     Purchases of investment securities available for sale                                        (8,717,613)     (4,816,108)
     Mortgage backed securities repayments                                                           222,361          85,215
     Purchases of premises and equipment                                                            (105,383)     (1,098,902)
                                                                                            --------------------------------

           Net cash (used for) investing activities                                               (8,028,224)    (12,714,804)
                                                                                            --------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                                     10,256,263      14,891,041
     Net increase (decrease) in retail repurchase agreements                                        (886,660)        294,145
     Proceeds from trust preferred securities                                                      3,000,000
     Proceeds from exercised stock options and warrants                                                               33,015
                                                                                            --------------------------------

           Net cash provided by financing activities                                              12,369,603      15,218,201
                                                                                            --------------------------------

     Net increase in cash and cash equivalents                                                     4,597,418       2,705,445

     Cash and cash equivalents at beginning of period                                              8,544,809       8,705,490
                                                                                            --------------------------------

     Cash and cash equivalents at end of period                                                  $13,142,227     $11,410,935
                                                                                            ================================

See accompanying notes to consolidated financial statements.

                 Carolina Bank Holdings, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements


Note A - Reorganization

     Effective November 1, 2000, Carolina Bank (the "Bank"), with the consent of its shareholders, reorganized and became a wholly-owned subsidiary of Carolina Bank Holdings, Inc. (the " Company"). Under the holding company reorganization agreement, all of the outstanding shares of the Bank's $5.00 par value common stock were converted into $1.00 par value shares of the Company's common stock in a one-for-one exchange. All periods presented in these interim consolidated financial statements have been restated for the effects of this transaction.

     As a result of this reorganization, the Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board. The Bank is a state-chartered commercial bank and is regulated by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

Note B - Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and CBHI Capital Trust I. All significant inter-company transactions and balances have been eliminated.

Note C - Basis of Presentation

     In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for future periods.

     The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2000 and 1999, filed with the Securities and Exchange Commission as part of the Company's annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.

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

Note E - Trust Preferred Securities

On March 7, 2001, CBHI Capital Trust I ("CBHI Trust"), a wholly-owned Delaware business trust of the Company, issued $3,000,000 guaranteed preferred beneficial interests (the "Trust Preferred Securities"). The Trust Preferred Securities represent the sole asset of CBHI Trust and pay distributions quarterly at the prime rate plus .50% (7.25% at June 30, 2001). Proceeds of $3,000,000 from the sale of the Trust Preferred Securities were invested in the Bank.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On November 1, 2000, Carolina Bank Holdings, Inc. (the " Company") became the parent company of Carolina Bank (the "Bank"). Under a plan of reorganization approved by the shareholders of the Bank, each share of the Bank's common stock was exchanged for the right to receive one share of the Company's common stock in a one-for-one exchange. As a result of this reorganization, the Bank became a wholly-owned subsidiary of the Company. The Company files periodic reports with the Securities and Exchange Commission and is regulated by the Federal Reserve Board. The Bank and CBHI Trust, the issuer of the Trust Preferred Securities, are the only subsidiaries of the Company.

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

Comparison of Financial Condition

     Assets. Total assets of the Company increased by $12.8 million, or 11.4%, from $112.5 million as of December 31, 2000, to $125.3 million as of June 30, 2001. During the six month period ended June 30, 2001, cash and due from banks and Federal funds sold increased by $4.6 million to $13.1 million while investment securities decreased by $.5 million to $14.2 million. Management attempts to maintain adequate liquidity to meet its loan demand and other obligations. Net loans increased by $8.6 million or 10.2% during the first half of 2001. The Company, which makes both commercial and retail loans, continues to experience steady loan demand in its primary lending market, Guilford County, North Carolina. Management plans to continue to grow the loan portfolio in a safe and sound manner. The Company opened its main office at 2604 Lawndale Drive in Greensboro, North Carolina in July 2000 and is currently constructing a third office off New Garden Road at Jefferson Village in Greensboro to support future growth.

     Liabilities. Total liabilities increased by $12.5 million, or 12.1%, from $103.3 million as of December 31, 2000, to $115.8 million as of June 30, 2001. The primary reasons for the liability growth were a $10.3 million increase in deposits to $107.6 million during the first half of 2001 and the issuance of $3 million in Trust Preferred Securities in March 2001. Management plans to continue its efforts to gain deposits through quality service, convenient locations, and competitive pricing. While deposit growth is an ongoing goal of the Company, wholesale sources of funding such as Federal Home Loan Bank advances may be utilized where cost beneficial and when necessary to meet liquidity requirements. The openings of the new main office in 2000 and the Jefferson Village office in late 2001 are designed to enhance customer convenience and related deposit gathering activities.

     Stockholders' Equity. Total stockholders' equity increased from $9.2 million at December 31, 2000 to $9.5 million at June 30, 2001, primarily due to an increase in retained earnings. Accumulated other comprehensive income increased slightly during the period as declining interest rates positively impacted the value of investment securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000

     General. Net income for the Company for the three months ended June 30, 2001 and for the three months ended June 30, 2000, amounted to $135,000, or $0.14 per share. Income before income taxes for the second quarter of 2001 was $173,000 compared to $248,000 for the comparable period in 2000, a decline of 30.2%. The decline in net income before income taxes was primarily due to higher operating expense and declining net interest income. Income taxes declined during the second quarter of 2001 compared to the second quarter of 2000 because income before income taxes declined and because a tax benefit resulted from the reduction of reserves on deferred tax items.

     Net interest income. Net interest income declined 1.4% to $859,000 for the three months ended June 30, 2001, from $871,000 for the three month period ended June 30, 2000. The decline in net interest income was primarily the result of declining interest rates. The targeted federal funds rate and prime rate declined 2.75% from December 2000 to June 2001, and these two rates are indices that reprice a majority of the Company's interest- earning assets. Interest-bearing liabilities have generally repriced downward much less and slower than interest-earning assets during the second quarter and first half of 2001. Interest checking (NOW), money market, and savings rates declined, on average, less than 1% during the first half of 2001, and only a portion of the time deposits matured and repriced during the period. Growth in loans and deposits offset some of the negative effects of lower interest rates on net interest income during the second quarter and first half of 2001.

     Provision for loan losses. The provision for loan losses amounted to $53,000 for the three months ended June 30, 2001, as compared to $73,000 for the three months ended June 30, 2000, a decrease of 26.6%. The amount of the provision for loan losses was reduced, in part, due to management's belief that the allowance was adequate, favorable asset quality indicators and the absence of any significant non-performing assets. The ratio of the loan loss reserves to gross loans was 1.39%% at June 30, 2001, and 1.42% at June 30, 2000.

     Non-interest income. Total non-interest income amounted to $188,000 for the three months ended June 30, 2001, as compared to $72,000 for the three months ended June 30, 2000. Service charges on deposit and loan accounts increased $38,000 to $94,000 and mortgage banking income increased $23,000 to $39,000 during the second quarter of 2001 compared to the second quarter of 2000. Gains of $56,000 from the sale of securities available-for-sale were realized in the second quarter of 2001.

     Non-interest expense. Total non-interest expense amounted to $821,000 for the three months ended June 30, 2001, as compared to $622,000 for the three months ended June 30, 2000. This increase was primarily due to expenses associated with the Company's new main office opened in July 2000 and from other expenses related to the Company's growth.

     Income taxes. Income taxes amounted to $38,000, or 21.9% of taxable income, for the three month period ended June 30, 2001, as compared to $113,000, or 45.6% of taxable income, for the three month period ended June 30, 2000. The reduction in the ratio of income tax to taxable income in the 2001 period resulted from a tax benefit related to lower reserves on deferred tax assets.

Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000

     General. Net income for the Company for the six months ended June 30, 2001, amounted to $271,000, or $0.29 per share, as compared to $351,000, or $0.37 per share, for the six months ended June 30, 2000.

     Net interest income. Net interest income increased to $1,733,000 for the six months ended June 30, 2001, from $1,687,000 for the six months ended June 30, 2000, an increase of 2.7%. Loan growth of $8.6 million and deposit growth of $10.3 million during the first half of 2001 were primarily responsible for the growth in net interest income and helped offset the negative effects of lower interest rates previously discussed under net interest income for the three month periods.

     Provision for loan losses. The provision for loan losses amounted to $125,000 for the six months ended June 30, 2001, as compared to $107,000 for the six months ended June 30, 2000, an increase of 16.8%. The amount of the provision for loan losses was increased, in part, because loan growth was stronger during the 2001 period. Management believes the allowance for loan losses is adequate based on asset quality indicators and other factors. The ratio of loan loss reserves to gross loans was 1.39% as of June 30, 2001, and 1.42% as of June 30, 2000.

     Non-interest income. Total operating non-interest income amounted to $331,000 for the six months ended June 30, 2001, as compared to $135,000 for the six months ended June 30, 2000. Service charges on deposit and loan accounts increased $82,000 to $189,000, and mortgage banking income increased $59,000 to $86,000 during the first half of 2001 compared to the first half of 2000. Mortgage banking income is fee income generated from the origination of residential mortgage loans for other lenders and normally increases in periods of lower interest rates. Service charges grew from an expanded customer base and from fee pricing adjustments. Gains of $56,000 from the sale of securities available-for-sale were also realized in the second half of 2001.

     Non-interest expense. Total non-interest expense amounted to $1,606,000 for the six months ended June 30, 2001, as compared to $1,145,000 for the six months ended June 30, 2000, an increase of 40.3%. This increase was primarily due to expenses associated with the Company's new main office opened in July 2000 and from other expenses related to the Company's growth.

     Income taxes. Income taxes amounted to $62,000, or 18.6% of taxable income, for the six month period ended June 30, 2001, as compared to $218,000, or 38.3% of taxable income for the six month period ended June 30, 2000. The reduction in the ratio of income tax to taxable income in the 2001 period resulted from a tax benefit related to lower reserves on deferred tax assets.

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

     The Company's primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits, retail repurchase agreements, federal funds purchased from banks and advances from the Federal Home Loan Bank of Atlanta.

     The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, federal funds sold, and investment securities available-for-sale are the primary liquid assets of the Bank. Management regularly monitors the Bank's liquidity position to ensure its liquidity is sufficient to meet its needs.

     The Company and Bank are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2001, the Company's and Bank's levels of capital exceeded all applicable regulatory requirements.

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

Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting on May 15, 2001 and elected seven directors and ratified Cherry, Bekaert & Holland as the Company's independent accountants for 2001.

Exhibits and Report on Form 8-K.

     No Form 8-K reports were filed during the quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                         Carolina Bank Holdings, Inc.


Date: August 13, 2001             By: /s/ Robert T.Braswell
                                     ----------------------
                                     Robert T. Braswell
                                     President and Chief Executive Officer


Date: August 13, 2001             By: /s/ T. Allen Liles
                                     -------------------
                                     T. Allen Liles
                                     Senior Vice President and Chief
                                     Financial Officer