Form 10QSB
period 2001-09-30
CAROLINA BANK HOLDINGS INC
filed 2001-11-09
CIK 1127160

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to
                                     -------------------    --------------------

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

                    2604 Lawndale Drive, Greensboro, NC 27408
                   ------------------------------------------
                    (Address of principal executive offices)

          Issuer's telephone number including area code: (336)-288-1898
                                                         --------------

          Securities registered pursuant to Section 12 (g) of the Act:

         Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 1,032,438 shares of the Issuer's common stock, $1.00 par value outstanding as of November 7, 2001.

CAROLINA BANK HOLDINGS, INC.

                                      INDEX
                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements                                        2

            Balance Sheets as of September 30, 2001 and December 31, 2000      2

            Statements of Income for the three and
                nine months ended September 30, 2001 and 2000                  3
            Statements of Comprehensive Income for the three and
                nine months ended September 30, 2001 and 2000                  4

            Statements of Cash Flows for the nine months ended
                September 30, 2001 and 2000                                    5

            Notes to Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8


PART II. OTHER INFORMATION                                                    12

         Exhibit Index                                                        13

         Exhibit 10 Employment Agreement

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

                                                             September 30,         December 31,
Assets                                                            2001                 2000
                                                          -------------------   ------------------
Cash and due from banks                                   $        4,429,514    $       5,504,809
Federal funds sold                                                13,529,000            3,040,000
Investment securities available-for-sale, at fair value           19,318,971           13,739,059
Investment securities held-to-maturity, at amortized cost            256,718              940,505
Loans, net                                                       105,121,190           84,815,118
Less allowance for loan losses                                   (1,446,323)          (1,186,628)
                                                          -------------------   ------------------
         Net loans                                               103,674,867           83,628,490
Premises and equipment, net                                        4,889,731            4,582,107
Other assets                                                       1,181,382            1,063,450
                                                          -------------------   ------------------
         Total assets                                     $      147,280,183    $     112,498,420
                                                          ===================   ==================

Liabilities and Stockholders' Equity

Deposits

  Noninterest bearing demand                              $       13,431,278    $      13,028,709
  NOW, money market and savings                                   40,689,734           24,016,469
  Time                                                            68,722,828           60,286,249
                                                          -------------------   ------------------
         Total deposits                                          122,843,840           97,331,427

Federal Home Loan Bank advances                                    8,000,000            3,000,000
Retail repurchase agreements                                       2,998,026            2,183,861
Trust preferred securities                                         3,000,000
Other liabilities and  accrued expenses                              733,671              814,944
                                                          -------------------   ------------------
         Total liabilities                                       137,575,537          103,330,232

Common stock, $1 par value; authorized 20,000,000
  shares; issued and outstanding 1,032,438                         1,032,438              938,534
  at 9/30/01 and 938,534 at 12/31/00
Additional paid-in capital                                         8,886,164            8,059,809
Retained earnings (deficit)                                        (465,213)              137,986
Accumulated other comprehensive income                               251,257               31,859
                                                          -------------------   ------------------
         Total stockholders' equity                                9,704,646            9,168,188
                                                          -------------------   ------------------
         Total liabilities and stockholders' equity       $      147,280,183    $     112,498,420
                                                          ===================   ==================

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                         Three Months              Nine Months
                                      Ended September 30,       Ended September 30,
                                       2001         2000         2001        2000
                                    -----------------------   -----------------------
Interest Income:
 Loans                              $1,957,968   $1,739,813   $5,789,057   $4,821,785
 Investment securities, taxable        262,582      219,531      782,721      447,494
 Interest from federal funds sold       34,854       91,283      122,616      277,468
 Other                                  31,089       48,623      100,279      142,858
                                    -----------------------   -----------------------
  Total interest income              2,286,493    2,099,250    6,794,673    5,689,605

Interest Expense:
 NOW, money market, savings            324,114      314,020    1,026,039      841,420
 Time deposits                         900,121      817,200    2,749,799    2,065,814
 Other borrowed funds                  118,564       52,314      342,523      169,496
                                    -----------------------   -----------------------
  Total interest expense             1,342,799    1,183,534    4,118,361    3,076,730
                                    -----------------------   -----------------------

Net Interest Income                    943,694      915,716    2,676,312    2,612,875
Provision for Loan Losses              153,937       83,500      279,058      190,435
                                    -----------------------   -----------------------
Net Interest Income After
Provision for Loan Losses              789,757      832,216    2,397,254    2,422,440
Non-Interest Income:

 Service charges                        88,564       50,840      277,732      147,582
 Mortgage banking income                38,419       17,444      124,901       44,894
 Securities gains, net                  55,547
                                    -----------------------   -----------------------
  Total non-interest income            126,983       68,284      458,180      192,476

Non-Interest Expense:
 Salaries and benefits                 383,567      371,471    1,192,315    1,008,220
 Occupancy and equipment               127,544      108,905      380,413      277,002
 Professional fees                      83,278       47,402      209,657      145,900
 Outside data processing                50,760       43,114      145,148      101,624
 Advertising and promotion              98,246       89,822      235,827      190,674
 Stationary, printing, supplies         55,588       46,260      153,088       93,536
 Other                                  44,451       26,162      132,521       61,162
                                    -----------------------   -----------------------
  Total non-interest expense           843,434      733,136    2,448,969    1,878,118

Income Before Income Taxes              73,306      167,364      406,465      736,798
Income Tax Provision                    27,405       81,913       89,405      299,931
                                    -----------------------   -----------------------
Net income                          $   45,901   $   85,451   $  317,060   $  436,867
                                    =======================   =======================

Net Income per Common Share:*
 Basic                              $     0.04   $     0.08   $     0.31   $     0.42
 Diluted                            $     0.04   $     0.08   $     0.31   $     0.42

* Per share amounts have been restated to reflect the impact of a 10% stock dividend declared September 18, 2001.

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

                                              Three Months          Nine Months
                                            Ended September,     Ended September 30,
                                             2001       2000       2001       2000
                                           -------------------   -------------------
Net income                                 $ 45,901   $ 85,451   $317,060   $436,867
Other comprehensive income, net of tax:
    Unrealized holding gains
    arising during the period               138,974     71,818    219,398     20,907
                                           -------------------   -------------------
Comprehensive income                       $184,875   $157,269   $536,458   $457,774
                                           ===================   ===================

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                           Nine Months Ended
                                                                                               September 30,
                                                                                    ---------------------------------
                                                                                         2001            2000
                                                                                    ---------------------------------
Cash flows from operating activities:
  Net income                                                                               $317,060         $436,867
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                279,058          190,435
   Depreciation                                                                             168,217          117,948
   (Gain) on sale of securities                                                            (55,547)
   (Increase) in other assets                                                             (117,932)        (373,357)
   (Decrease) in other liabilities                                                         (81,273)        (105,054)
   Other operating activities                                                             (120,100)          199,704
                                                                                    ---------------------------------
    Net cash provided by operating activities                                               389,483          466,543
                                                                                    ---------------------------------

Cash flows from investing activities:
  Net (increase) in loans receivable                                                   (20,306,072)     (11,436,787)
  Proceeds from calls and sales of investment securites available for sale                9,803,437
  Calls of investment securities held to maturity                                           635,000
  Purchases of investment securites available for sale                                 (15,388,863)      (8,118,808)
  Mortgage backed securites repayments                                                      429,983          143,972
  Purchases of premises and equipment                                                     (475,841)      (2,431,508)
                                                                                    ---------------------------------
    Net cash (used for) investing activities                                           (25,302,356)     (21,843,131)
                                                                                    ---------------------------------

Cash flows from financing activities:
  Net increase in deposits                                                               25,512,413       23,647,602
  Net increase in retail repurchase agreements                                              814,165          787,841
  Net increase in Federal Home Loan Bank advances                                         5,000,000
  Proceeds from trust preferred securites                                                 3,000,000
  Proceeds from exercised stock options and warrants                                                          33,015
                                                                                    ---------------------------------
    Net cash provided by financing activities                                            34,326,578       24,468,458
                                                                                    ---------------------------------
  Net increase in cash and cash equivalents                                               9,413,705        3,091,870

  Cash and cash equivalents at beginning of period                                        8,544,809        8,705,490
                                                                                    ---------------------------------
  Cash and cash equivalents at end of period                                            $17,958,514      $11,797,360
                                                                                    =================================

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

Note C  - Basis of Presentation

         In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles. Operating results for the three and nine month periods ended September 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for future periods.

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

Note D - Stock Dividend

On September 18, 2001, the Board of Directors declared a 10% stock dividend payable October 22, 2001 to stockholders of record as of October 1, 2001. As a result, $920,259 was reclassified from retained earnings (deficit) to additional paid-in capital and common stock at September 30, 2001. Net income per common share has been restated to reflect the effect of the stock dividend for all periods presented.

Note E - Trust Preferred Securities

On March 7, 2001, CBHI Capital Trust I ("CBHI Trust"), a wholly-owned Delaware business trust of the Company, issued $3,000,000 guaranteed preferred beneficial interests (the "Trust Preferred Securities"). The Trust Preferred Securities represent the sole asset of CBHI Trust and pay distributions quarterly at the prime rate plus .50% (5.50% at November 7, 2001). Proceeds of $3,000,000 from the sale of the Trust Preferred Securities were invested in the Bank.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         On November 1, 2000, Carolina Bank Holdings, Inc. (the "Company") became the parent company of Carolina Bank (the "Bank"). Under a plan of reorganization approved by the shareholders of the Bank, each share of the Bank's common stock was exchanged for the right to receive one share of the Company's common stock in a one-for-one exchange. As a result of this reorganization, the Bank became a wholly-owned subsidiary of the Company. The Company files periodic reports with the Securities and Exchange Commission and is regulated by the Federal Reserve Board. The Bank and CBHI Trust, the issuer of the Trust Preferred Securities, are the only subsidiaries of the Company.

         The Bank became a North Carolina, state chartered commercial bank on October 1, 1997. It is regulated by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. Prior to October 1, 1997, the Bank was a state chartered savings bank operating under the name Carolina Savings Bank, Inc. SSB. It had commenced operations as a savings bank on November 25, 1996. The Company and the Bank hereinafter are collectively referred to as the Company.

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

Comparison of Financial Condition

         Assets. Total assets of the Company increased by $34.8 million, or 30.9%, from $112.5 million at December 31, 2000, to $147.3 million at September 30, 2001. During the nine month period ended September 30, 2001, cash and due from banks and Federal funds sold increased by $9.4 million to $18.0 million while investment securities increased by $4.9 million to $19.6 million. Management attempts to maintain adequate liquidity to meet its loan demand and other obligations. Net loans increased by $20.0 million or 24.0% during the first nine months of 2001. The Company, which makes both commercial and retail loans, continues to experience steady loan demand in its primary lending market, Guilford County, North Carolina. Management plans to continue to grow the loan portfolio in a safe and sound manner. The Company opened its main office at 2604 Lawndale Drive in Greensboro, North Carolina in July 2000 and is currently constructing a third office off New Garden Road at Jefferson Village in Greensboro to support future growth.

         Liabilities. Total liabilities increased by $34.2 million, or 33.1%, from $103.3 million at December 31, 2000, to $137.6 million at September 30, 2001. The primary reasons for the liability growth were a $25.5 million increase in deposits to $122.8 million, the issuance of $3 million in Trust Preferred Securities in March 2001, and $5 million additional borrowings from Federal Home Loan Bank to $8 million. Management plans to continue its efforts to gain deposits through quality service, convenient locations, and competitive pricing. While deposit growth is an ongoing goal of the Company, wholesale sources of funding such as Federal Home Loan Bank advances may be utilized where cost beneficial and when necessary to meet liquidity requirements. The openings of the new main office in 2000 and the Jefferson Village office in late 2001 are designed to enhance customer convenience and related deposit gathering activities.

         Stockholders' Equity. Total stockholders' equity increased from $9.2 million at December 31, 2000 to $9.7 million at September 30, 2001 due to retained profits and an increase in accumulated other comprehensive income. Accumulated other comprehensive income increased during the period as declining interest rates positively impacted the value of investment securities available-for-sale. As a result of the stock dividend declared in September, 2001, common stock was increased $94,000, paid-in capital was increased $826,000, and retained earnings (deficit) was decreased $920,000 at September 30, 2001.

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000

         General. Net income for the Company for the three months ended September 30, 2001 and September 30, 2000, amounted to $46,000, or $0.04 per share and $85,000, or $0.08 per share, respectively. Income before income taxes for the third quarter of 2001 was $73,000 compared to $167,000 for the comparable period in 2000, a decline of 56.2%. The decline in net income before income taxes was primarily due to higher operating expenses and a higher provision for loan losses. Income taxes declined during the third quarter of 2001 compared to the third quarter of 2000 because income before income taxes declined and because a tax benefit resulted from the reduction of reserves on deferred income tax assets.

         Net interest income. Net interest income increased 3.1% to $944,000 for the three months ended September 30, 2001, from $916,000 for the three months ended September 30, 2000. Growth in interest earning assets and liabilities directed the higher net interest income in 2001. Without the strong growth in 2001, net interest income would have declined due to a declining spread between the yield on interest earnings assets minus interest paying liabilities. The declining spread is the result of a sharp drop in interest rates which affected interest earning assets faster and in greater magnitude than interest paying liabilities. The prime rate and targeted Federal funds rates, which reprice a majority of the Bank's interest earning assets, have declined 4.5% from December 2000 to November 2001 while deposit rates have declined less than 4.5% during the same period.

         Provision for loan losses. The provision for loan losses amounted to $154,000 for the three months ended September 30, 2001, as compared to $84,000 for the three months ended September 30, 2000, an increase of 84.4%. The amount of the provision for loan losses was increased, in part, because loan growth was stronger during the 2001 period. Management believes the allowance for loan losses is adequate based on asset quality indicators and other factors.

         Non-interest income. Total non-interest income amounted to $127,000 for the three months ended September 30, 2001, as compared to $68,000 for the three months ended September 30, 2000. Service charges on deposit and loan accounts increased $38,000 to $89,000 and mortgage banking income increased $21,000 to $38,000 during the third quarter of 2001 compared to the third quarter of 2000.

         Non-interest expense. Total non-interest expense amounted to $843,000 for the three months ended September 30, 2001, as compared to $733,000 for the three months ended September 30, 2000. This increase of 15.0% was primarily due to expenses related to the Company's growth.

         Income taxes. Income taxes amounted to $27,000, or 37.4% of taxable income, for the three month period ended September 30, 2001, as compared to $82,000, or 48.9% of taxable income, for the three month period ended September 30, 2000. The reduction in the ratio of income tax to taxable income in the 2001 period resulted from a tax benefit related to lower reserves on deferred income tax assets.

Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000

         General. Net income for the Company for the nine months ended September 30, 2001, amounted to $317,000, or $0.31 per share, as compared to $437,000, or $0.42 per share, for the nine months ended September 30, 2000.

         Net interest income. Net interest income increased to $2,676,000 for the nine months ended September 30, 2001, from $2,613,000 for the nine months ended September 30, 2000, an increase of 2.4%. Loan growth of $20.0 million and deposit growth of $25.5 million during the first nine months of 2001 were primarily responsible for the growth in net interest income and helped offset the negative effects of lower interest rates previously discussed under net interest income for the three month periods.

         Provision for loan losses. The provision for loan losses amounted to $279,000 for the nine months ended September 30, 2001, as compared to $190,000 for the nine months ended September 30, 2000, an increase of 46.5%. The amount of the provision for loan losses was increased, in part, because loan growth was stronger during the 2001 period. Management believes the allowance for loan losses is adequate based on asset quality indicators and other factors. The ratio of loan loss reserves to gross loans was 1.38% at September 30, 2001, and 1.40% at December 31, 2000.

         Non-interest income. Total non-interest income amounted to $458,000 for the nine months ended September 30, 2001, as compared to $192,000 for the nine months ended September 30, 2000. Service charges on deposit and loan accounts increased $130,000 to $278,000, and mortgage banking income increased $80,000 to $125,000 during the first nine months of 2001 compared to the first nine months of 2000. Mortgage banking income is fee income generated from the origination of residential mortgage loans for other lenders and normally increases in periods of lower interest rates. Service charges grew from an expanded customer base and from fee pricing adjustments. Gains of $56,000 from the sale of securities available-for-sale were also realized in the second quarter of 2001.

         Non-interest expense. Total non-interest expense amounted to $2,449,000 for the nine months ended September 30, 2001, as compared to $1,878,000 for the nine months ended September 30, 2000, an increase of 30.4%. This increase was primarily due to expenses associated with the Company's new main office opened in July 2000 and from other expenses related to the Company's growth.

         Income taxes. Income taxes amounted to $89,000, or 22.0% of taxable income, for the nine month period ended September 30, 2001, as compared to $300,000, or 40.7% of taxable income for the nine month period ended September 30, 2000. The reduction in the ratio of income tax to taxable income in the 2001 period resulted from a tax benefit related to lower reserves on deferred tax assets.

Asset Quality

         Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $620,000 at September 30, 2001, compared to $254,000 at December 31, 2000. Nonperforming assets, as a percentage of loan-related assets, were .59% at September 30, 2001, compared to .30% at December 31, 2000. There were no loans 90 days or more past due and still accruing interest at September 30, 2001 or at December 31, 2000. There were no foreclosed real estate or repossessions at September 30, 2001 or December 31, 2000. Net loan charge-offs totaled $19,000 and $13,000 for the nine months ended September 30, 2001 and 2000, respectively.

         The increase in nonperforming assets at September 30, 2001 reflects the slowdown in the economy. However, the Bank's asset quality, as measured by relative levels of nonperforming assets and net charge-offs, has remained favorable compared to published industry averages.

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

         The Company and Bank are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2001, the Company's and Bank's levels of capital exceeded all applicable regulatory requirements.

PART II.  OTHER INFORMATION

Legal Proceedings

         There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Changes in Securities

         None

Defaults Upon Senior Securities

         Not applicable.

Submission of Matters to a Vote of Security Holders

         None

Exhibits and Report on Form 8-K.

         (a) Exhibit 10. Employment Agreement between Carolina Bank and Allen Liles dated July 24, 2001.

         (b) Reports on Form 8-K. On September 27, 2001, the Company filed a report on Form 8-K to report the declaration of a 10% stock dividend payable October 22, 2001 to shareholders of record on October 1, 2001 and to announce growth milestones.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           Carolina Bank Holdings, Inc.

Date: November 9, 2001            By:     /s/ Robert T.Braswell
                                       --------------------------------------
                                       Robert T. Braswell
                                       President and Chief Executive Officer


Date: November 9, 2001            By:       /s/ T. Allen Liles
                                        -------------------------------------
                                       T. Allen Liles
                                       Senior Vice President and Chief
                                       Financial Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER                     DESCRIPTION                        PAGE
------                     -----------                        ----

10.      Employment Agreement between Carolina
         Bank and Allen Liles                                 1-11