Form 10KSB
period 2001-12-31
CAROLINA BANK HOLDINGS INC
filed 2002-03-26
CIK 1127160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                        Commission File Number: 000-31877


                          CAROLINA BANK HOLDINGS, INC.
                          ----------------------------
             (Exact Name of Registrant as specified in its charter)

                                 NORTH CAROLINA
                                 --------------
                            (State of Incorporation)

                                   56-2215437
                                   ----------
                      (I.R.S. Employer Identification No.)

                               2604 Lawndale Drive
                        GREENSBORO, NORTH CAROLINA 27408
                        --------------------------------
                          (Address of Principal Office)

                                 (336) 288-1898
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. YES  X    NO
                                                                       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The Registrant's revenues for the year ended December 31, 2001 were $9,701,595.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2001 was approximately $7,541,672.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2001 was 1,032,438.

                      Documents Incorporated by Reference:

         1. Proxy Statement for the 2002 Annual Meeting of Shareholders (Parts II and III).

Transitional Small Business Disclosure Format                 Yes ____ No  X
                                                                          ---


                        FORM 10-KSB CROSS-REFERENCE INDEX

                                                     Form
PART I                                               10-KSB   Proxy Statement
                                                     ------   ---------------

Item 1  -  Business                                    3
Item 2  -  Properties                                  7
Item 3  -  Legal Proceedings                           8
Item 4  -  Submission of Matters to a Vote
           of Security Holders                         8

PART II

Item 5  -  Market Price and Dividends on the
           Registrant's Common Equity and
           Other Shareholder Matters                   8
Item 6  -  Management's Discussion & Analysis                         13
Item 7  -  Financial Statements                                       27
Item 8  -  Changes in and Disagreements with
           Accountants on Financial Disclosure         9

PART III

Item 9   - Directors, Executive Officers, Promoters
           and Control Persons                                        3-5 & 7
Item 10  - Executive Compensation                                     8-10
Item 11  - Security Ownership of Certain Beneficial
           Owners and Management                                      3
Item 12  - Certain Relationships and Related
           Transactions                                               10
Item 13  - Exhibits and Reports on Form 8-K            9

                                     PART I

ITEM 1:  BUSINESS

General

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

The Bank is a North Carolina chartered bank, which was officially formed by charter conversion effective October 1, 1997. The Bank's main banking office is located at 2604 Lawndale Drive, Greensboro, North Carolina.

At December 31, 2001, the Registrant and the Bank had 35 full-time employees.

Business of the Registrant and the Bank

The Registrant's only function is the ownership of all of the issued and outstanding stock of the Bank and ownership of all of the issued and outstanding common securities of CBHI Capital Trust I, a Delaware business trust formed in 2001 for the purpose of selling $3,000,000 of trust preferred securities. The Registrant does not engage in any separate lines of business. The Bank engages in a general banking business in Guilford County, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The Bank's lending activities are concentrated in commercial lending but also include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The Bank does not provide the services of a trust department.

Primary Market Area

The Bank's primary service area consists of the City of Greensboro, North Carolina and the area immediately surrounding Greensboro, all of which is located in Guilford County, North Carolina (the "PSA").

Competition

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

Employees

The Bank currently employs 35 full-time equivalent employees. Registrant does not have any officers or employees who are not also officers or employees of the Bank. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

Regulation

Registrant is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant.

                          The Bank Holding Company Act

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is required to register as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of such bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company must engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

STATE LAW. Registrant is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and Registrant is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition of

Registrant. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

DEPOSIT INSURANCE. As a member institution of the FDIC, Registrant's deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each member institution is required to pay quarterly deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2001, Registrant was classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of 10.96% and 12.15% respectively.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Registrant to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

          . publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

          . the establishment of uniform accounting standards by federal banking agencies,

          . the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

          . additional grounds for the appointment of a conservator or receiver, and

          . restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

MISCELLANEOUS. The dividends that may be paid by Registrant are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless Registrant's capital surplus is at least 50% of its paid-in capital. Further, without the approval of the North Carolina Commissioner of Banks, no bank that has not been in existence for at least three years may pay cash dividends.

The earnings of Registrant will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Registrant.

Recent Legislative Developments

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999 allows a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

ITEM 2: PROPERTIES

The following table sets forth the location of the Registrant's offices as of December 31, 2001.

                                                     APPROX.
                                    YEAR             SQUARE
OFFICE LOCATION                     OPENED           FOOTAGE          OWN/LEASE
---------------                     ------           -------          ---------

Main Office
2604 Lawndale Drive                  2000            12,000              Own
Greensboro, NC

Friendly Center Office
3124 Friendly Avenue                 1996             5,300             Lease
Greensboro, NC

Jefferson Village Office
1601 Highwoods Blvd.                 2001             3,000              Own
Greensboro, NC

ITEM 3: LEGAL PROCEEDINGS

Other than in the normal course of business, there are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject, that, if decided adversely to the Registrant, could have a material adverse financial effect as of December 31, 2001.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Summary

The Registrant's common stock is traded in the over-the-counter market, and is listed on the OTC "Bulletin Board." Scott & Stringfellow, Inc., Richmond, Virginia and Trident Securities, Atlanta, Georgia are the market makers for the common stock. As of December 31, 2001, the Registrant had issued and outstanding 1,032,438 shares of common stock which were held by approximately 800 shareholders of record.

The following table represents stock prices during the trading periods.

         2001                                  High*            Low*
         -----------------------------------------------------------

            First Quarter                     $  9.09          $ 7.73
            Second Quarter                       9.77            8.36
            Third Quarter                        9.55            8.86
            Fourth Quarter                      12.00            7.05

         2000                                  High             Low
         -----------------------------------------------------------

            First Quarter                     $  9.21          $ 6.69
            Second Quarter                       8.55            6.69
            Third Quarter                        9.00            5.95
            Fourth Quarter                       8.18            6.31

* Reflects 10% stock dividends paid in the fourth quarter 2001 and 2000. No cash dividends were paid in 2001 or 2000.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS

See Proxy Statement pages 13 - 26.

ITEM 7: FINANCIAL STATEMENTS

See Proxy Statement pages 27 - 49.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

See Proxy Statement pages 3-5 and 7.

ITEM 10: EXECUTIVE COMPENSATION

See Proxy Statement pages 8 - 10.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Proxy Statement page 3.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Proxy Statement page 10.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3(i)     Articles of Incorporation of the Registrant*

3(ii)    Bylaws of the Registrant*

10(i) Employment Agreement between the Bank and Robert T. Braswell, dated May 21, 1996**

10(ii) Employment Agreement between the Bank and T. Allen Liles, dated July 24, 2001.***

10(iii)  1997 Incentive Stock Option Plan****

10(iv)   1997 Nonqualified Stock Option Plan****

99       Proxy Statement for the 2002 Annual Meeting of Shareholders*****

*Incorporated by reference to Form 10-KSB of the Registrant (Filed April 2, 2001 with the Securities and Exchange Commission.).

**Previously filed on Form F-1 of Carolina Savings Bank SSB, Inc. with the Federal Deposit Insurance Corporation for the year ended December 31, 1996, and incorporated herein by reference.

***Incorporated by reference to Form 10-QSB of the Registrant (Filed November 9, 2001 with the Securities and Exchange Commission).

****Incorporated by reference to Form S-8 of the Registrant (Filed May 11, 2000 with the Securities and Exchange Commission).

*****As filed with the SEC pursuant to Rule 14a-6(b).

(b)      Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAROLINA BANK HOLDINGS, INC.
                                            ----------------------------
                                                     (Registrant)



                                            By:      /s/Robert T. Braswell
                                                     ------------------------
                                                     Robert T. Braswell
                                                     President and
                                                     Chief Executive Officer

                                            Date:    March 26, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert T. Braswell
----------------------
Robert T. Braswell                                      March 26, 2002
President & Chief Executive Officer

/s/ Gary N. Brown                                       March 26, 2002
-----------------
Gary N. Brown
Vice Chairman

/s/ George E. Carr                                      March 26, 2002
-----------------
George E. Carr
Director

/s/ John D. Cornet                                      March 26, 2002
------------------
John D. Cornet
Chairman of the Board of Directors

/s/ Judy H. Fuller                                      March 26, 2002
------------------
Judy H. Fuller
Director

/s/ James E. Hooper                                     March 26, 2002
-------------------
James E. Hooper
Director

/s/ Edward A. Hoyle                                     March 26, 2002
------------------
Edward A. Hoyle
Vice Chariman

/s/ T. Allen Liles                                      March 26, 2002
------------------
T. Allen Liles
Secretary and Treasurer

                                  EXHIBIT INDEX
                                  -------------

    Exhibit                                                                     Page
    Number     Exhibit                                                          Number
    ------     -------                                                          ------
      3(i)     Articles of Incorporation                                          *

      3(ii)    Bylaws                                                             *

     10(i)     Employment Agreement of Robert T. Braswell                         *

     10(ii)    Employment Agreement of T. Allen Liles                             *

     10(iii)   1997 Incentive Stock Option Plan                                   *

     10(iv)    1997 Nonqualified Stock option Plan                                *

     99        Proxy Statement for the 2002 Annual Meeting of Shareholders       **



*        Incorporated by reference.
**       As filed with the SEC pursuant to Rule 14a-6(b).