Form 10QSB
period 2002-03-31
CAROLINA BANK HOLDINGS INC
filed 2002-05-08
CIK 1127160

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ----------    ------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 1,032,438 shares of the Issuer's common stock, $1.00 par value outstanding as of May 8, 2002.

CAROLINA BANK HOLDINGS, INC.

                                      INDEX

                                                                                                    Page
                                                                                                    ----

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements ...........................................................    2

              Balance Sheets as of March 31, 2002 and December 31, 2001 ...........................    2

              Statements of Income for the three months
                   ended March 31, 2002 and 2001 ..................................................    3

              Statements of Comprehensive Income for the three months
                   ended March 31, 2001 and 2001 ..................................................    4

              Statements of Cash Flows for the three months ended
                  March 31, 2002 and 2001 .........................................................    5

              Notes to Financial Statements .......................................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................................    7


PART II. OTHER INFORMATION ........................................................................   11

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

                                                                             March 31,            December 31,
Assets                                                                         2002                   2001
                                                                        -------------------   ------------------
Cash and due from banks                                                $         1,783,134   $        6,947,791
Federal funds sold                                                               6,499,000            2,538,000
Investment securities available-for-sale, at fair value                         23,420,799           25,861,495
Investment securities held-to-maturity, at amortized cost                        1,952,222            2,146,487
Loans                                                                          112,852,280          108,881,941
Less allowance for loan losses                                                  (1,471,870)          (1,368,925)
                                                                        -------------------   ------------------
                        Net loans                                              111,380,410          107,513,016
Premises and equipment, net                                                      5,341,789            5,344,386
Other assets                                                                     1,268,988            1,164,310
                                                                        -------------------   ------------------
                        Total assets                                   $       151,646,342   $      151,515,485
                                                                        ===================   ==================

Liabilities and Stockholders' Equity

Deposits

  Noninterest bearing demand                                           $        13,627,167   $       15,498,509
  NOW, money market and savings                                                 41,141,539           41,907,425
  Time                                                                          69,634,651           67,248,253
                                                                        -------------------   ------------------
                        Total deposits                                         124,403,357          124,654,187

Federal Home Loan Bank advances                                                  9,000,000            8,000,000
Securities sold under agreements to repurchase                                   5,026,846            5,582,128
Trust preferred securities                                                       3,000,000            3,000,000
Other liabilities and  accrued expenses                                            623,857              689,170
                                                                        -------------------   ------------------
                        Total liabilities                                      142,054,060          141,925,485

Common stock, $1 par value; authorized 20,000,000
  shares; issued and outstanding 1,032,438                                       1,032,438            1,032,438
  at 3/31/02 and at 12/31/01
Additional paid-in capital                                                       8,886,164            8,886,164
Retained earnings (deficit)                                                       (293,091)            (380,330)
Accumulated other comprehensive income (loss)                                      (33,229)              51,728
                                                                        -------------------   ------------------
                        Total stockholders' equity                               9,592,282            9,590,000
                                                                        -------------------   ------------------

                        Total liabilities and stockholders' equity     $       151,646,342   $      151,515,485
                                                                        ===================   ==================

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                                                         Three Months
                                                                         Ended March 31,
                                                                    2002                2001
                                                              -----------------   -----------------
Interest Income:
  Loans                                                      $       1,756,501   $       1,941,465
  Investment securities, taxable                                       380,557             245,894
  Interest from federal funds sold                                       9,676              49,401
  Other                                                                  6,618              34,920
                                                              -----------------   -----------------
   Total interest income                                             2,153,352           2,271,680
                                                              -----------------   -----------------
Interest Expense:

  NOW, money market, savings                                           211,743             333,514
  Time deposits                                                        729,825             967,375
  Other borrowed funds                                                 153,483              97,368
                                                              -----------------   -----------------
   Total interest expense                                            1,095,051           1,398,257
                                                              -----------------   -----------------
Net Interest Income                                                  1,058,301             873,423
Provision for Loan Losses                                              105,000              71,775
                                                              -----------------   -----------------
Net Interest Income After
Provision for Loan Losses                                              953,301             801,648
                                                              -----------------   -----------------
Non-Interest Income:
  Service charges                                                       97,279              95,251
  Mortgage banking income                                               44,333              47,674
                                                              -----------------   -----------------
   Total non-interest income                                           141,612             142,925

Non-Interest Expense:
  Salaries and benefits                                                517,783             409,266
  Occupancy and equipment                                              136,328             129,372
  Professional fees                                                     72,685              54,731
  Outside data processing                                               62,069              35,219
  Advertising and promotion                                             54,279              51,802
  Stationary, printing, supplies                                        64,483              54,982
  Other                                                                 57,967              48,991
                                                              -----------------   -----------------
   Total non-interest expense                                          965,594             784,363
                                                              -----------------   -----------------
Income Before Income Taxes                                             129,319             160,210
Income Tax Provision                                                    42,080              24,049
                                                              -------------------------------------
Net income                                                   $          87,239   $         136,161
                                                              =================   =================
Net Income per Common Share: *
  Basic                                                      $            0.08   $            0.13
                                                              =================   =================
  Diluted                                                    $            0.08   $            0.13
                                                              =================   =================

* Per share amounts have been restated to reflect the impact of the 10% stock dividend issued in 2001.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)


                                                                Three Months
                                                               Ended March 31,
                                                              2002         2001
                                                          -----------  -----------
Net income                                                $  87,239     $  136,161
Other comprehensive income (loss):
                Unrealized holding gains (losses)
                arising during the period                   (84,957)        99,309
                                                          ----------    ----------

Comprehensive income                                      $   2,282     $  235,470
                                                          ==========    ==========


















See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                                        Three Months
                                                                                                       Ended March 31,
                                                                                                   2002                2001
                                                                                             ---------------     ----------------
Cash flows from operating activities:
  Net income                                                                                 $       87,239      $       136,161
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                       105,000               71,775
    Depreciation                                                                                     53,732               60,303
   (Increase) in other assets                                                                      (104,678)            (273,861)
   (Decrease) in other liabilities                                                                  (65,313)             (81,475)
   Other operating activities                                                                        41,328              206,706
                                                                                             ---------------     ----------------
    Net cash provided by operating activities                                                       117,308              119,609
                                                                                             ---------------     ----------------

Cash flows from investing activities:

  Origination of loans, net of principal collected                                               (3,970,339)          (4,719,375)
  Proceeds from calls and sales of investment securites available for sale                        2,855,000            3,000,000
  Purchases of investment securites available for sale                                           (1,034,277)          (7,250,838)
  Mortgage backed securites repayments                                                              685,898               48,916
  Purchases of premises and equipment                                                               (51,135)             (67,180)
                                                                                             ---------------     ----------------
    Net cash (used for) investing activities                                                     (1,514,853)          (8,988,477)
                                                                                             ---------------     ----------------

Cash flows from financing activities:

  Net increase (decrease) in deposits                                                              (250,830)           5,526,763
  Net increase (decrease) in retail repurchase agreements                                          (555,282)           1,137,403
  Net increase in Federal Home Loan Bank advances                                                 1,000,000                    -
  Proceeds from trust preferred securites                                                                 -            3,000,000
                                                                                             ---------------     ----------------
    Net cash provided by financing activities                                                       193,888            9,664,166
                                                                                             ---------------     ----------------
  Net increase (decrease) in cash and cash equivalents                                           (1,203,657)             795,298

  Cash and cash equivalents at beginning of period                                                9,485,791            8,544,809

                                                                                             ---------------     ----------------
  Cash and cash equivalents at end of period                                                 $    8,282,134      $     9,340,107
                                                                                             ===============     ================


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


Note C  - Basis of Presentation

         In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three month periods ended March 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for future periods.

         The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2001 and 2000, filed with the Securities and Exchange Commission as part of the Company's annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.


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

Note E - Trust Preferred Securities


On March 7, 2001, CBHI Capital Trust I ("CBHI Trust"), a wholly-owned Delaware business trust of the Company, issued $3,000,000 guaranteed preferred beneficial interests (the "Trust Preferred Securities"). The Trust Preferred Securities represent the sole asset of CBHI Trust and pay distributions quarterly at the prime rate plus .50% (5.25% at May 2, 2002). Proceeds of $3,000,000 from the sale of the Trust Preferred Securities were invested in the Bank.

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

Comparison of Financial Condition

         Assets. Total assets of the Company increased by $.1 million, or .1%, from $151.5 million at December 31, 2001, to $151.6 million at March 31, 2002. During the three month period ended March 31, 2002, cash and due from banks and Federal funds sold decreased by $1.2 million to $8.3 million while investment securities decreased by $2.6 million to $25.4 million. Management attempts to maintain adequate liquidity to meet its loan demand and other obligations. Net loans increased by $4.0 million or 3.7% during the first three months of 2002. The Company, which makes both commercial and retail loans, continues to experience steady loan demand in its primary lending market, Guilford County, North Carolina. Management plans to continue to grow the loan portfolio in a safe and sound manner. The Company opened its third office off New Garden Road at Jefferson Village in Greensboro to support future growth.

         Liabilities. Total liabilities increased by $.1 million, or .1%, from $141.9 million at December 31, 2001, to $142.0 million at March 31, 2002. Deposits declined by $.3 million during the first quarter of 2002 as commercial customers drew down demand and money market deposits for business purposes. The decline in commercial deposits were offset by increased time deposits and FHLB advances. Management plans to continue its efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 is designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal of the Company, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. The Company had approximately $16,100, 000 in out-of-market time deposits from other depository institutions at March 31, 2002.

         Stockholders' Equity. Total stockholders' equity remained stable at $9.6 million at March 31, 2002 from December 31, 2001 due to retained profits which was reduced by a decrease in accumulated other comprehensive income. Accumulated other comprehensive income declined during the period as the possibility of higher interest rates negatively impacted the value of investment securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001

         General. Net income for the Company for the three months ended March 31, 2002 and March 31, 2001, amounted to $87,000, or $0.08 per share and $136,000, or $0.13 per share, respectively. Income before income taxes for the first quarter of 2002 was $129,000 compared to $160,000 for the comparable period in 2001, a decline of 19.3%. The decline in net income before income taxes was primarily due to higher operating expenses and a higher provision for loan losses. Income taxes increased during the first quarter of 2002 compared to the first quarter of 2001 because a tax benefit resulted from the reduction of reserves on deferred income tax assets during the 2001 period.

         Net interest income. Net interest income increased 21.2% to $1,058,000 for the three months ended March 31, 2002, from $873,000 for the three months ended March 31, 2001. Growth in interest earning assets and liabilities directed the higher net interest income in 2002. Without the strong growth in the past year, net interest income would have declined due to a declining spread between the yield on interest earnings assets minus interest paying liabilities. The declining spread is the result of a sharp drop in interest rates which affected interest earning assets faster and in greater magnitude than interest paying liabilities. The prime rate and targeted Federal funds rates, which reprice a majority of the Bank's interest earning assets, declined by 4.75% from December 2001 to December 2002 while deposit rates have declined less during the same period. While the net yield on interest earning assets declined from 3.21% during the first quarter of 2001 to 2.97% during the first quarter of 2002, improvement has been realized from the 2.69% net yield realized during the fourth quarter of 2001.

         Provision for loan losses. The provision for loan losses amounted to $105,000 for the three months ended March 31, 2002, as compared to $72,000 for the three months ended March 31, 2001, an increase of 46.3%. The amount of the provision for loan losses was increased, in part, because some commercial loan customers have experienced weakening economic conditions in the past seven months. Management believes the allowance for loan losses is adequate based on asset quality indicators and other factors.

         Non-interest income. Total non-interest income amounted to $142,000 for the three months ended March 31, 2002, as compared to $143,000 for the three months ended March 31, 2001. Service charges on deposit and loan accounts increased slightly while mortgage banking income decreased slightly.

         Non-interest expense. Total non-interest expense amounted to $965,000 for the three months ended March 31, 2002, as compared to $784,000 for the three months ended March 31, 2001. This increase of 23.1% was primarily due to expenses related to the Company's strong growth during the nine months ended December 31, 2001 and due to the new Jefferson Village office which was opened in December, 2001.

         Income taxes. Income taxes amounted to $42,000, or 32.5% of taxable income, for the three month period ended March 31, 2002, as compared to $24,000, or 15.0% of taxable income, for the three month period ended March 31, 2001. The reduction in the ratio of income tax to taxable income in the 2001 period resulted from a tax benefit related to lower reserves on deferred income tax assets.


Asset Quality

         Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $858,000 at March 31, 2002, compared to $443,000 at December 31, 2001. Non-performing assets, as a percentage of total assets, were .57% at March 31, 2002, compared to .29% at December 31, 2001 and .33% at March 31, 2001. There were no loans 90 days or more past due and still accruing interest at March 31, 2002 or at December 31, 2001. There was no foreclosed real estate at March 31, 2002 or December 31, 2001. Net loan charge-offs totaled $2,000 and $0 for the three months ended March 31, 2002 and 2001, respectively.

         The increase in non-performing assets at March 31, 2002 reflects deteriorating economic conditions experienced by several business loan customers. Foreclosed real estate and repossessed assets are expected to be added to the Company's non-performing assets during the second quarter of 2002.


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

         The Company's primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits, retail and broker obtained repurchase agreements, federal funds purchased from banks and advances from the Federal Home Loan Bank of Atlanta.

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

         The Company and Bank are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2002, the Company's and Bank's levels of capital exceeded all applicable regulatory requirements.

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

Submission of Matters to a Vote of Security Holders

         None

Exhibits and Report on Form 8-K.

         (a) Reports on Form 8-K. On January 29, 2002, the Company filed a report on Form 8-K to disclose a slide show being presented to investors on January 29, 2002.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                              Carolina Bank Holdings, Inc.

Date: May 8, 2002                     By:    /s/ Robert T.Braswell
                                          --------------------------------------
                                          Robert T. Braswell
                                          President and Chief Executive Officer

Date: May 8, 2002                     By:      /s/ T. Allen Liles
                                           -------------------------------------
                                          T. Allen Liles
                                          Senior Vice President and Chief
                                          Financial Officer