Form 10QSB
period 2002-06-30
CAROLINA BANK HOLDINGS INC
filed 2002-08-06
CIK 1127160

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



       For the transition period from                  to
                                      ---------------      -----------------

                     FDIC Insurance Certificate No. 34348-0


                          CAROLINA BANK HOLDINGS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                           56-2215437
-------------------------------                           ----------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 1,041,410 shares of the Issuer's common stock, $1.00 par value outstanding as of August 5, 2002.

CAROLINA BANK HOLDINGS, INC.

                                      INDEX

                                                                          Page

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements ......................................  2

       Balance Sheets as of June 30, 2002 and December 31, 2001 .........  2

       Statements of Income for the three and six months
         ended June 30, 2002 and 2001 ...................................  3

       Statements of Comprehensive Income for the three and six months ended June 30, 2001 and 2001 ...................................  4

       Statements of Cash Flows for the six months ended
         June 30, 2002 and 2001 .........................................  5

       Notes to Financial Statements ....................................  6

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................  8


PART II. OTHER INFORMATION .............................................. 12

PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)


                                                                               June 30,           December 31,
                                                                                 2002                 2001
                                                                            --------------       -------------
Assets
Cash and due from banks                                                     $    5,174,692       $    6,947,791
Federal funds sold                                                               7,256,000            2,538,000
Investment securities available-for-sale, at fair value                         25,846,320           25,861,495
Investment securities held-to-maturity, at amortized cost                        1,777,235            2,146,487
Loans                                                                          122,526,621          108,881,941
Less allowance for loan losses                                                  (1,531,435)          (1,368,925)
                                                                            --------------       --------------
         Net loans                                                             120,995,186          107,513,016
Premises and equipment, net                                                      5,394,242            5,344,386
Other assets                                                                     1,129,202            1,164,310
                                                                            --------------       --------------
         Total assets                                                       $  167,572,877       $  151,515,485
                                                                            ==============       ==============

Liabilities and Stockholders' Equity
Deposits
  Noninterest bearing demand                                                $   15,221,423       $   15,498,509
  NOW, money market and savings                                                 55,264,408           41,907,425
  Time                                                                          71,767,856           67,248,253
                                                                            --------------       --------------
         Total deposits                                                        142,253,687          124,654,187

Federal Home Loan Bank advances                                                  9,000,000            8,000,000
Securities sold under agreements to repurchase                                   2,616,889            5,582,128
Trust preferred securities                                                       3,000,000            3,000,000
Other liabilities and  accrued expenses                                            653,449              689,170
                                                                            --------------       --------------
         Total liabilities                                                     157,524,025          141,925,485

Common stock, $1 par value; authorized 20,000,000
  shares; issued and outstanding 1,041,410                                       1,041,410            1,032,438
  at 6/30/02 and 1,032,438 at 12/31/01
Additional paid-in capital                                                       8,959,787            8,886,164
Retained earnings (deficit)                                                       (192,747)            (380,330)
Accumulated other comprehensive income (loss)                                      240,402               51,728
                                                                            --------------       --------------
         Total stockholders' equity                                             10,048,852            9,590,000
                                                                            --------------       --------------

         Total liabilities and stockholders' equity                         $  167,572,877       $  151,515,485
                                                                            ==============       ==============



See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)


                                                            Three Months                       Six Months
                                                           Ended June 30,                    Ended June 30,
                                                        2002             2001            2002             2001
                                                    ------------     -----------     -----------      ------------
Interest Income:
 Loans                                              $  1,860,632     $ 1,889,624     $  3,617,133     $  3,831,089
 Investment securities, taxable                          358,372         274,245          738,929          520,139
 Interest from federal funds sold                         15,512          38,361           25,188           87,762
 Other                                                     2,536          34,270            9,154           69,190
                                                    ------------     -----------     ------------     ------------
  Total interest income                                2,237,052       2,236,500        4,390,404        4,508,180
                                                    ------------     -----------     ------------     ------------

Interest Expense:

 NOW, money market, savings                              251,947         368,410          463,690          701,925
 Time deposits                                           583,391         882,304        1,313,216        1,849,678
 Other borrowed funds                                    146,111         126,591          299,594          223,959
                                                    ------------     -----------     ------------     ------------
  Total interest expense                                 981,449       1,377,305        2,076,500        2,775,562
                                                    ------------     -----------     ------------     ------------

Net Interest Income                                    1,255,603         859,195        2,313,904        1,732,618
Provision for Loan Losses                                215,000          53,346          320,000          125,121
                                                    ------------     -----------     ------------     ------------
Net Interest Income After

Provision for Loan Losses                              1,040,603         805,849        1,993,904        1,607,497
Non-Interest Income:
 Service charges                                         127,448          93,917          224,727          189,168
 Mortgage banking income                                  39,647          38,808           83,980           86,482
 Securities gains, net                                         0          55,547                0           55,547
                                                    ------------     -----------     ------------     ------------
  Total non-interest income                              167,095         188,272          308,707          331,197

Non-Interest Expense:
 Salaries and benefits                                   550,461         399,482        1,068,244          808,748
 Occupancy and equipment                                 155,350         123,497          291,678          252,869
 Professional fees                                        94,210          71,649          166,895          126,380
 Outside data processing                                  61,242          59,168          123,311           94,387
 Advertising and promotion                                65,374          76,578          119,653          137,581
 Stationary, printing, supplies                           67,479          42,518          131,962           97,500
 Other                                                    58,538          48,280          116,505           88,070
                                                    ------------     -----------     ------------     ------------
  Total non-interest expense                           1,052,654         821,172        2,018,248        1,605,535

Income Before Income Taxes                               155,044         172,949          284,363          333,159
Income Tax Provision                                      54,700          37,951           96,780           62,000
                                                    ------------     -----------     ------------     ------------
Net income                                          $    100,344     $   134,998     $    187,583     $    271,159
                                                    ============     ===========     ============     ============

Net Income per Common Share: *
 Basic                                              $       0.10     $      0.13     $       0.18     $      $0.26
                                                    ============     ===========     ============     ============

 Diluted                                            $       0.10     $      0.13     $       0.18     $       0.26
                                                    ============     ===========     ============     ============

*Per share amounts have been restated to reflect the impact of the 10% stock dividend issued in October 2001.

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Losses) (unaudited)

                                                                     Three Months                        Six Months
                                                                    Ended June 30,                     Ended March 31,
                                                                2002              2001             2002            2001
                                                             ----------        ----------       ----------      ----------
Net income                                                   $  100,344        $  134,998       $  187,583      $  271,159
Other comprehensive income (loss):
   Unrealized holding gains (losses)
    arising during the period                                   273,631           (18,885)         188,674          80,424
                                                             ----------        ----------       ----------      ----------

Comprehensive income                                         $  373,975        $  116,113       $  376,257      $  351,583
                                                             ==========        ==========       ==========      ==========








See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)


                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                     ----------------------------------------------
                                                                                          2002                           2001
                                                                                     ----------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $     187,583                  $     271,159
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                              320,000                        125,121
    Depreciation                                                                           112,902                        115,778
    (Gain) on sale of securities                                                                                          (55,547)
    Decrease (Increase) in other assets                                                     35,108                       (237,984)
    Increase (Decrease) in other liabilities                                               (35,721)                        87,535
    Other operating activities                                                              (3,138)                       (50,023)
                                                                                     -------------                  -------------
      Net cash provided by operating activities                                            616,734                        256,039
                                                                                     -------------                  -------------

Cash flows from investing activities:
   Origination of loans, net of principal collected                                    (13,790,680)                    (8,616,026)
   Proceeds from calls and sales of investment securities available for sale             2,855,000                      8,553,437
   Calls of investment securities held to maturity                                               -                        635,000
   Purchases of investment securities available for sale                                (3,534,277)                    (8,717,613)
   Mortgage backed securities repayments                                                 1,326,621                        222,361
   Purchases of premises and equipment                                                    (162,758)                      (105,383)
                                                                                     -------------                  -------------

      Net cash (used for) investing activities                                         (13,306,094)                    (8,028,224)
                                                                                     -------------                  -------------

Cash flows from financing activities:
   Net increase in deposits                                                             17,599,500                     10,256,263
   Net (decrease) in retail repurchase agreements                                       (2,965,239)                      (886,660)
   Net increase in Federal Home Loan Bank advances                                       1,000,000
   Proceeds from trust preferred securities                                                      -                      3,000,000
                                                                                     -------------                  -------------

      Net cash provided by financing activities                                          15,634,261                     12,369,603
                                                                                     -------------                  -------------

   Net increase (decrease) in cash and cash equivalents                                  2,944,901                      4,597,418

   Cash and cash equivalents at beginning of period                                      9,485,791                      8,544,809
                                                                                     -------------                  -------------

   Cash and cash equivalents at end of period                                        $  12,430,692                  $  13,142,227
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

Note C  - Basis of Presentation

         In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for future periods.

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

Note D - Stock Dividend

         On September 18, 2001, the Board of Directors declared a 10% stock div-idend payable October 22, 2001 to stockholders of record as of October 1, 2001. As a result, $920,259 was reclassified from retained earnings (deficit) to ad-ditional paid-in capital and common stock at September 30, 2001. Net income per common share has been restated to reflect the effect of the stock dividend for all periods presented.

Note E - Trust Preferred Securities

     On March 7, 2001, CBHI Capital Trust I ("CBHI Trust"), a wholly-owned Dela-ware business trust of the Company, issued $3,000,000 guaranteed preferred ben-eficial interests (the "Trust Preferred Securities"). The Trust Preferred Secur-ities represent the sole asset of CBHI Trust and pay distributions quarterly at the prime rate plus .50% (5.25% at May 22, 2002). Proceeds of $3,000,000 from the sale of the Trust Preferred Securities were invested in the Bank.

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

Comparison of Financial Condition

         Assets. Total assets of the Company increased by $16.1 million, or 10.6%, from $151.5 million at December 31, 2001, to $167.6 million at June 30, 2002. During the six month period ended June 30, 2002, cash and due from banks and Federal funds sold increased by $2.9 million to $12.4 million while investment securities decreased by $.4 million to $27.6 million. Management attempts to maintain adequate liquidity to meet its loan demand and other obligations. Loans increased by $13.6 million or 12.5% during the first six months of 2002. The Company, which makes both commercial and retail loans, continues to experience steady loan demand in its primary lending market, Guilford County, North Carolina. Management plans to continue to grow the loan portfolio in a safe and sound manner. The Company opened its third full service office off New Garden Road at Jefferson Village in Greensboro in December 2001 and opened a loan production office in Asheboro in May 2002 to support future growth.

         Liabilities. Total liabilities increased by $15.6 million, or 11.0%, from $141.9 million at December 31, 2001, to $157.5 million at June 30, 2002. Deposits increased by $17.6 million during the first half of 2002 as time and money market balances grew while non-interest bearing demand balances declined slightly. Management plans to continue its efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 is designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal of the Company, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. The Company had approximately $16,002,000 in out-of-market time deposits from other depository institutions and $3,862,000 brokered time deposits at June 30, 2002.

         Stockholders' Equity. Total stockholders' equity was up $.4 million at June 30, 2002 to $10.0 million from $9.6 million at December 31, 2001 due to an increase in retained earnings, exercise of stock options, and an increase in accumulated other comprehensive income. Accumulated other comprehensive income increased during the period as the value of investment securities available-for-sale increased.

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001

         General. Net income for the Company for the three months ended June 30, 2002 and June 30, 2001, amounted to $100,000, or $0.10 per share and $135,000, or $0.13 per share, respectively. Income before income taxes and security gains for the second quarter of 2002 was $155,000 compared to $117,000 for the comparable period in 2001, an increase of 32.5%. The increase in net income before income taxes and security gains was primarily due to higher net interest income. Income taxes increased during the second quarter of 2002 compared to the second quarter of 2001 because a tax benefit resulted from the reduction of reserves on deferred income tax assets during the 2001 period.

         Net interest income. Net interest income increased 46.1% to $1,256,000 for the three months ended June 30, 2002, from $859,000 for the three months ended June 30, 2001. Growth in interest earning assets and liabilities and a greater spread between interest earning assets and interest bearing liabilities resulted in the higher net interest income in the 2002 period. Average interest earning assets were $149.5 million and $114.9 million during the second quarters of 2002 and 2001, respectively. The net yield on average interest earning assets increased to 3.36% during the second quarter of 2002 from 2.99% during the second quarter of 2001. The increase in the net yield on average interest earning assets in the second quarter of 2002 resulted from substantial re-pricing of deposits to lower rates during the first and second quarters of 2002.

         Provision for loan losses. The provision for loan losses amounted to $215,000 for the three months ended June 30, 2002, as compared to $53,000 for the three months ended June 30, 2001, an increase of 303.0%. The amount of the provision for loan losses was increased, in part, because some commercial loan customers have experienced weakening economic conditions in the past several months and because strong loan growth necessitates higher allowances for loan losses. Net loan charge-offs were $156,000 for the second quarter of 2002 versus $9,000 for the second quarter of 2001. Management believes the allowance for loan losses is adequate based on asset quality indicators and other factors.

         Non-interest income. Total non-interest income amounted to $167,000 for the three months ended June 30, 2002, as compared to $188,000 for the three months ended June 30, 2001. Service charges on deposit and loan accounts increased 35.7% during the 2002 period. The 2001 period included $55,000 in securities gains.

         Non-interest expense. Total non-interest expense amounted to $1,053,000 for the three months ended June 30, 2002, as compared to $821,000 for the three months ended June 30, 2001. This increase of 28.2% was primarily due to expenses related to the Company's strong growth during the past year and to the new Jefferson Village office which was opened in December, 2001 and the new Asheboro loan production office opened in March, 2002.

         Income taxes. Income taxes amounted to $55,000, or 35.3% of taxable income, for the three month period ended June 30, 2002, as compared to $38,000, or 21.9% of taxable income, for the three month period ended June 30, 2001. The reduction in the ratio of income tax to taxable income in the 2001 period resulted from a tax benefit related to lower reserves on deferred income tax assets.

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001

         General. Net income for the Company for the six months ended June 30, 2002, amounted to $188,000, or $0.18 per share, as compared to $271,000, or $0.26 per share, for the six months ended June 30, 2001.

         Net interest income. Net interest income increased to $2,314,000 for the six months ended September 30, 2002, from $1,733,000 for the six months ended June 30, 2001, an increase of 33.6%. Loan growth of $29.1 million and deposit growth of $34.7 million for the 12 months ended June 30, 2002 were primarily responsible for the growth in net interest income along with an increase in the net yield on average interest earning assets to 3.17% for the six months ended June 30, 2002 from 3.09% for the first half of 2001.

         Provision for loan losses. The provision for loan losses amounted to $320,000 for the six months ended June 30, 2002, as compared to $125,000 for the six months ended June 30, 2001, an increase of 155.8%. The amount of the provision for loan losses was increased, in part, because of higher net loan charge-offs and stronger loan growth during the 2002 period. Management believes the allowance for loan losses is adequate based on asset quality indicators and other factors. The ratio of loan loss reserves to gross loans was 1.25% at June 30, 2001, and 1.26% at December 31, 2000.

         Non-interest income. Total non-interest income amounted to $309,000 for the six months ended June 30, 2002, as compared to $331,000 for the six months ended June 30, 2001. Service charges on deposit and loan accounts increased $36,000 during the first half of 2002 to $225,000 for the six months ended June 30, 2002. Gains of $56,000 from the sale of securities available-for-sale were also realized in the first half of 2001, but no gains were recognized in the 2002 period.

         Non-interest expense. Total non-interest expense amounted to $2,018,000 for the six months ended June 30, 2002, as compared to $1,606,000 for the six months ended June 30, 2001, an increase of 25.7%. This increase was primarily due to expenses related to the Company's strong growth during the past year and to the new Jefferson Village office which was opened in December, 2001. Several new product offerings of Smart Banker II (internet banking), Check Guard (payment of customer overdrafts), and investment services (mutual funds, stocks, annuities, bonds) also contributed to additional expenses in the first half of 2002.

         Income taxes. Income taxes amounted to $97,000, or 34.0% of taxable income, for the six month period ended June 30, 2001, as compared to $62,000, or 18.6% of taxable income for the six month period ended June 30, 2001. The lower ratio of income tax to taxable income in the 2001 period resulted from a tax benefit related to lower reserves on deferred tax assets.

Asset Quality

         Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $753,000 at June 30, 2002, compared to $443,000 at December 31, 2001. Non-performing assets, as a percentage of total assets, were .45% at June 30, 2002, compared to .29% at December 31, 2001 and .34% at June 30, 2001. There were no loans 90 days or more past due and still accruing interest at June 30, 2002 or at December 31, 2001. There was no foreclosed real estate at June 30, 2002 or December 31, 2001. Net loan charge-offs totaled $158,000 and $9,000 for the six months ended June 30, 2002 and 2001, respectively.

         The increase in non-performing assets at June 30, 2002 reflects deteriorating economic conditions experienced by several business loan customers. Foreclosed real estate and repossessed assets are expected to be added to the Company's non-performing assets during the second half of 2002.

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

         The Company and Bank are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2002, the Company's and Bank's levels of capital exceeded all applicable regulatory requirements.

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

Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on April 23, 2002. The existing Board of Directors was reelected for one year, and Cherry, Bekaert & Holland, L.L.P. was ratified as the Company's independent accountants for 2002.

Exhibits and Report on Form 8-K.

         None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                               Carolina Bank Holdings, Inc.

Date: August 5, 2002                   By:   /s/ Robert T. Braswell
                                           -------------------------------------
                                           Robert T. Braswell
                                           President and Chief Executive Officer

Date: August 5, 2002                   By:   /s/ T. Allen Liles
                                           -------------------------------------
                                           T. Allen Liles
                                           Senior Vice President and Chief
                                           Financial Officer