Form 10QSB/A
period 2002-06-30
CAROLINA BANK HOLDINGS INC
filed 2002-08-29
CIK 1127160

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

    Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 ....... 13

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

Exhibits and Report on Form 8-K.

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350

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

                                                    Carolina Bank Holdings, Inc.

Date: August 5, 2002                  By:     /s/ Robert T. Braswell
                                           -------------------------------------
                                           Robert T. Braswell
                                           President and Chief Executive Officer

Date: August 5, 2002                  By:     /s/ T. Allen Liles
                                           -------------------------------------
                                           T. Allen Liles
                                           Executive Vice President and Chief
                                           Financial Officer