Form 10QSB
period 2002-09-30
CAROLINA BANK HOLDINGS INC
filed 2002-11-14
CIK 1127160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

CAROLINA BANK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2215437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2604 Lawndale Drive, Greensboro, NC 27408
(Address of principal executive offices)

(336)-288-1898
Issuer’s telephone number including area code:

Securities registered pursuant to Section 12 (g) of the Act:

Indicate by check ✓ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 1,041,414 shares of the Issuer’s common stock, $1.00 par value outstanding as of November 12, 2002.

CAROLINA BANK HOLDINGS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$5,523,139	$6,947,791
Federal funds sold	3,003,000	2,538,000
Investment securities available-for-sale, at fair value	25,753,854	25,861,495
Investment securities held-to-maturity, at amortized cost	2,514,258	2,146,487
Loans	128,775,253	108,881,941
Less allowance for loan losses	(1,626,237)	(1,368,925)

Net loans	127,149,016	107,513,016
Premises and equipment, net	5,378,052	5,344,386
Other assets	1,613,338	1,164,310

Total assets	$170,934,657	$151,515,485

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$15,368,448	$15,498,509
NOW, money market and savings	58,221,435	41,907,425
Time	71,974,308	67,248,253

Total deposits	145,564,191	124,654,187
Federal Home Loan Bank advances	8,600,000	8,000,000
Securities sold under agreements to repurchase	2,653,054	5,582,128
Trust preferred securities	3,000,000	3,000,000
Other liabilities and accrued expenses	830,515	689,170

Total liabilities	160,647,760	141,925,485
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 1,041,414 at 6/30/02 and 1,032,438 at 12/31/01	1,041,410	1,032,438
Additional paid-in capital	8,959,787	8,886,164
Retained (deficit)	(19,518)	(380,330)
Accumulated other comprehensive income	305,218	51,728

Total stockholders’ equity	10,286,897	9,590,000

Total liabilities and stockholders’ equity	$170,934,657	$151,515,485

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest Income:
Loans	$1,953,651	$1,957,968	$5,570,784	$5,789,057
Investment securities, taxable	323,366	262,582	1,062,295	782,721
Interest from federal funds sold	26,915	34,854	52,103	122,616
Other	15,145	31,089	24,299	100,279

Total interest income	2,319,077	2,286,493	6,709,481	6,794,673

Interest Expense:
NOW, money market, savings	327,086	324,114	790,776	1,026,039
Time deposits	594,678	900,121	1,907,894	2,749,799
Other borrowed funds	132,694	118,564	432,288	342,523

Total interest expense	1,054,458	1,342,799	3,130,958	4,118,361

Net Interest Income	1,264,619	943,694	3,578,523	2,676,312
Provision for Loan Losses	175,000	153,937	495,000	279,058

Net Interest Income After Provision for Loan Losses	1,089,619	789,757	3,083,523	2,397,254
Non-Interest Income:
Service charges	141,821	88,361	356,579	276,111
Mortgage banking income	95,356	38,419	179,336	124,901
Miscellaneous	30,396	203	40,365	1,621
Securities gains, net	20,052		20,052	55,547

Total non-interest income	287,625	126,983	596,332	458,180

Non-Interest Expense:
Salaries and benefits	572,221	383,567	1,640,465	1,192,315
Occupancy and equipment	149,151	127,544	440,829	380,413
Professional fees	85,209	83,278	257,581	209,657
Outside data processing	68,556	50,760	191,867	145,148
Advertising and promotion	43,592	98,246	163,245	235,827
Stationery, printing, supplies	58,612	55,588	190,574	153,088
Other	101,674	44,451	212,702	132,521

Total non-interest expense	1,079,015	843,434	3,097,263	2,448,969

Income Before Income Taxes	298,229	73,306	582,592	406,465
Income Tax Provision	125,000	27,405	221,780	89,405

Net income	$173,229	$45,901	$360,812	$317,060

Net Income per Common Share: *
Basic	$0.17	$0.04	$0.35	$0.31

Diluted	$0.16	$0.04	$0.34	$0.31

*	Per share amounts have been restated to reflect the impact of the 10% stock dividend issued in October 2001.

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$173,229	$45,901	$360,812	$317,060
Other comprehensive income:
Unrealized holding gains arising during the period	64,816	138,974	253,490	219,398

Comprehensive income	$238,045	$184,875	$614,302	$536,458

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$360,812	$$317,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	495,000	279,058
Depreciation	173,747	168,217
(Gain) on sale of securities	(20,052)	(55,547)
Decrease (Increase) in other assets	(449,028)	(117,932)
Increase (Decrease) in other liabilities	141,345	(81,273)
Other operating activities	(113,835)	(120,100)

Net cash provided by operating activities	587,989	389,483

Cash flows from investing activities:
Origination of loans, net of principal collected	(20,131,000)	(20,306,072)
Proceeds from calls,maturities, sales of investment securites available for sale	9,875,052	9,803,437
Calls of investment securities held to maturity	—	635,000
Purchases of investment securities held to maturity	(1,004,688)	—
Purchases of investment securites available for sale	(10,980,352)	(15,388,863)
Mortgage backed securites repayments	2,237,235	429,983
Purchases of premises and equipment	(207,413)	(475,841)

Net cash (used for) investing activities	(20,211,166)	(25,302,356)

Cash flows from financing activities:
Net increase in deposits	20,910,004	25,512,413
Net increase (decrease) in retail repurchase agreements	(2,929,074)	814,165
Net increase in Federal Home Loan Bank advances	600,000	5,000,000
Proceeds from trust preferred securites	—	3,000,000
Proceeds from exercised stock options	82,595	—

Net cash provided by financing activities	18,663,525	34,326,578

Net increase (decrease) in cash and cash equivalents	(959,652)	9,413,705
Cash and cash equivalents at beginning of period	9,485,791	8,544,809

Cash and cash equivalents at end of period	$8,526,139	$17,958,514

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note A — Reorganization

Effective November 1, 2000, Carolina Bank (the “Bank”), with the consent of its shareholders, reorganized and became a wholly-owned subsidiary of Carolina Bank Holdings, Inc. (the “ Company”). Under the holding company reorganization agreement, all of the outstanding shares of the Bank’s $5.00 par value common stock were converted into $1.00 par value shares of the Company’s common stock in a one-for-one exchange.

As a result of this reorganization, the Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board. The Bank is a state-chartered commercial bank and is regulated by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

Note B — Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and CBHI Capital Trust I. All significant inter-company transactions and balances have been eliminated.

Note C — Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2001 and 2000, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.

Note D — Stock Dividend

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

Note E — Trust Preferred Securities

On March 7, 2001, CBHI Capital Trust I (“CBHI Trust”), a wholly-owned Delaware business trust of the Company, issued $3,000,000 guaranteed preferred beneficial interests (the “Trust Preferred Securities”). The Trust Preferred Securities represent the sole asset of CBHI Trust and pay distributions quarterly at the prime rate plus .50% (4.75% at November 13, 2002). Proceeds of $3,000,000 from the sale of the Trust Preferred Securities were invested in the Bank.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our financial condition and results of operations. Because we have no material operations and conduct no business on our own other than owning our subsidiaries, Carolina Bank and CBHI Capital Trust I, and because CBHI Capital Trust I has no operations other than the issuance of its trust preferred securities, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of Carolina Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Carolina Bank Holdings and Carolina Bank are collectively referred to herein as “we” or “us” unless otherwise noted.

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of our business include, but are not limited to, changes in economic conditions, changes in interest rates, and changes in laws and regulations. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Statements included in this report should be read in conjunction with our Annual Report on Form 10-KSB and are incorporated into this discussion by this reference.

Comparison of Financial Condition

Assets.    Our total assets increased by $19.4 million, or 12.8%, from $151.5 million at December 31, 2001, to $170.9 million at September 30, 2002. During the nine month period ended September 30, 2002, cash and due from banks and Federal funds sold decreased by $1.0 million to $8.5 million while investment securities increased by $.3 million to $28.3 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $19.9 million or 18.3% during the first nine months of 2002. We make both commercial and retail loans and continue to experience steady loan demand in our primary lending market, Guilford County, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. We opened our third full service office off New Garden Road at Jefferson Village in Greensboro in December 2001 and opened a loan production office in Asheboro in May 2002 to support future growth.

Liabilities.    Total liabilities increased by $18.7 million, or 13.9%, from $141.9 million at December 31, 2001, to $160.6 million at September 30, 2002. Deposits increased by $20.9 million during the first nine months of 2002 as time and money market balances grew while non-interest bearing demand balances declined slightly. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 was designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $19.0 million in out-of-market time deposits from other depository institutions and $3.9 million in brokered time deposits at September 30, 2002.

Stockholders’ Equity.    Total stockholders’ equity was up $.7 million at September 30, 2002 to $10.3 million from $9.6 million at December 31, 2001 due to an increase in retained earnings, exercise of stock options, and an increase in accumulated other comprehensive income. Accumulated other comprehensive income increased during the period as the value of investment securities available-for-sale increased.

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001

General.    Net income for the three months ended September 30, 2002 and September 30, 2001, amounted to $173,000, or $0.16 per diluted share and $46,000, or $0.04 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher non-interest income.

Net interest income.    Net interest income increased 34.0% to $1,265,000 for the three months ended September 30, 2002, from $944,000 for the three months ended September 30, 2001. Growth in interest earning assets and liabilities and a greater spread between interest earning assets and interest bearing liabilities resulted in the higher net interest income in the 2002 period. Average interest earning assets were $161.7 million and $124.4 million during the third quarters of 2002 and 2001, respectively. The net yield on average interest earning assets increased to 3.13% during the third quarter of 2002 from 3.03% during the third quarter of 2001. The increase in the net yield on average interest earning assets in the third quarter of 2002 resulted primarily from re-pricing of deposits to lower rates during 2002.

Provision for loan losses.    The provision for loan losses amounted to $175,000 for the three months ended September 30, 2002, as compared to $154,000 for the three months ended September 30, 2001, an increase of 13.7%. The amount of the provision for loan losses was increased, in part, because two commercial loan customers experienced financial problems which resulted in higher loan charge-offs. Net loan charge-offs were $80,000 during the third quarter of 2002 versus $10,000 during the third quarter of 2001. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income.    Total non-interest income amounted to $288,000 for the three months ended September 30, 2002, as compared to $127,000 for the three months ended September 30, 2001. During the 2002 period, service charges on deposit and loan accounts increased 60.5% to $142,000 and mortgage banking income increased 148.2% to $95,000. The 2002 period included $20,000 in securities gains on bonds called.

Non-interest expense.    Total non-interest expense amounted to $1,079,000 for the three months ended September 30, 2002, as compared to $843,000 for the three months ended September 30, 2001. This increase of 27.9% was primarily due to expenses related to our growth during the past year, to the new Jefferson Village office which was opened in December, 2001 and to the new Asheboro loan production office opened in May, 2002.

Income taxes.    Income taxes amounted to $125,000, or 41.9% of taxable income, for the three month period ended September 30, 2002, as compared to $27,000, or 37.4% of taxable income, for the three month period ended September 30, 2001. The higher tax rate in 2002 is primarily related to higher state income taxes.

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

General.    Net income for the Company for the nine months ended September 30, 2002, amounted to $361,000, or $0.34 per diluted share, as compared to $317,000, or $0.31 per diluted share, for the nine months ended September 30, 2001.

Net interest income.    Net interest income increased to $3,579,000 for the nine months ended September 30, 2002, from $2,676,000 for the nine months ended September 30, 2001, an increase of 33.7%. Loan growth of $23.7 million and deposit growth of $22.7 million for the 12 months ended September 30, 2002 were primarily responsible for the growth in net interest income along with an increase in the net yield on average interest earning assets to 3.16% for the nine months ended September 30, 2002 from 3.07% for the first nine months of 2001.

Provision for loan losses.    The provision for loan losses amounted to $495,000 for the nine months ended September 30, 2002, as compared to $279,000 for the nine months ended September 30, 2001, an increase of 77.4%. The provision for loan losses was increased because of higher net loan charge-offs during the 2002 period. Management believes the allowance for loan losses is adequate based on asset quality indicators and other factors. The ratio of loan loss reserves to gross loans was 1.26% at September 30, 2002, and at December 31, 2001.

Non-interest income.    Total non-interest income amounted to $596,000 for the nine months ended September 30, 2002, as compared to $458,000 for the nine months ended September 30, 2001. Service charges on deposit and loan accounts increased 29.1% to $357,000 and mortgage banking income increased 43.6% to $179,000 during the first nine months of 2002 over the first nine months of 2001. Securities gains of $20,000 and $56,000 were also realized in the first nine months of 2002 and 2001, respectively.

Non-interest expense.    Total non-interest expense amounted to $3,097,000 for the nine months ended September 30, 2002, as compared to $2,449,000 for the nine months ended September 30, 2001, an increase of 26.5%. This increase was primarily due to expenses related to the Company’s strong growth during the past year, to the new Jefferson Village office which was opened in December, 2001 and to the new Asheboro office opened in May, 2001. Several new product offerings of Smart Banker II (internet banking), Check Guard (payment of customer overdrafts), and investment services (mutual funds, stocks, annuities, bonds) also contributed to additional expenses in the first nine months of 2002.

Income taxes.    Income taxes amounted to $222,000, or 38.1% of taxable income, for the nine month period ended September 30, 2001, as compared to $89,000, or 22.0% of taxable income for the nine month period ended September 30, 2001. The lower ratio of income tax to taxable income in the 2001 period resulted from a tax benefit related to lower reserves on deferred tax assets.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $873,000 at September 30, 2002, compared to $443,000 at December 31, 2001. Non-performing assets, as a percentage of total assets, were .51% at September 30, 2002, compared to .29% at December 31, 2001 and .42% at September 30, 2001. There were no loans 90 days or more past due and still accruing interest at September 30, 2002 or at December 31, 2001. Foreclosed real estate of $478,000, which is a non-performing asset at September 30, 2002, consists of a single-family residential property. There was no foreclosed real estate at December 31, 2001. Net loan charge-offs totaled $238,000 and $19,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in loan charge-offs in the 2002 period relate primarily to two commercial loans. One loan reflects difficulties with collecting government receivables and health problems of the principal, and the other loan involves abandonment of a professional practice as a result of practice mismanagement.

Liquidity and Capital Resources

The objective of the Company’s liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Company’s primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits, retail and broker obtained repurchase agreements, federal funds purchased from banks and advances from the Federal Home Loan Bank of Atlanta.

The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, federal funds sold, and investment securities available-for-sale are the primary liquid assets of the Bank. Management regularly monitors the Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs.

The Company and Bank are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2002, the Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

ITEM 3.    Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s management completed an evaluation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC Filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II.    OTHER INFORMATION

Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

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

Carolina Bank Holdings, Inc.

Date: November 13, 2002	By:	/s/ ROBERT T. BRASWELL
Robert T. Braswell President and Chief Executive Officer

Date: November 13, 2002	By:	/s/ T. ALLEN LILES
T. Allen Liles Executive Vice President and Chief Financial Officer

Carolina Bank Holdings, Inc.
Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert T. Braswell, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Carolina Bank holdings, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a.)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a day within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent functions);

a.)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ ROBERT T. BRASWELL
Robert T. Braswell President and Chief Executive Officer

Carolina Bank Holdings, Inc.
Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, T. Allen Liles, Executive Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Carolina Bank holdings, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a day within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent functions);

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ T. ALLEN LILES
T. Allen Liles Executive Vice President and CFO