Form 10KSB
period 2002-12-31
CAROLINA BANK HOLDINGS INC
filed 2003-03-28
CIK 1127160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

                        Commission File Number: 000-31877

                          CAROLINA BANK HOLDINGS, INC.
             (Exact Name of registrant as specified in its charter)

                                 NORTH CAROLINA
                            (State of Incorporation)

                                   56-2215437
                      (I.R.S. Employer Identification No.)

                               2604 LAWNDALE DRIVE
                        GREENSBORO, NORTH CAROLINA 27408
                          (Address of Principal Office)

                                 (336) 288-1898
              (Registrant's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the year ended December 31, 2002 were $10,016,480.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2002 was approximately $18,805,787.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2002 was 1,846,514.

                      Documents Incorporated by Reference:

     1. Proxy Statement for the 2003 Annual Meeting of Shareholders (Parts II and III).

Transitional Small Business Disclosure Format                     Yes [ ] No [X]

                        FORM 10-KSB CROSS-REFERENCE INDEX

                                                      Form
PART I                                               10-KSB   Proxy Statement
                                                     ------   ---------------

Item 1 - Business                                      3
Item 2 - Properties                                    7
Item 3 - Legal Proceedings                             8
Item 4 - Submission of Matters to a Vote
            of Security Holders                        8

PART II

Item 5 - Market for Common Equity and
            Related Shareholder Matters                8
Item 6 - Management's Discussion & Analysis                       15
Item 7 - Financial Statements                                     29
Item 8 - Changes in and Disagreements with
            Accountants on Financial Disclosure        9

PART III

Item 9 - Directors, Executive Officers, Promoters
            and Control Persons                                   3-5 & 7
Item 10 - Executive Compensation                                  7-10
Item 11 - Security Ownership of Certain Beneficial
             Owners and Management                                3
Item 12 - Certain Relationships and Related
             Transactions                                         10
Item 13 - Exhibits and Reports on Form 8-K             10
Item 14 - Controls and Procedures                      11

                                     PART I

ITEM 1: BUSINESS

General

Carolina Bank Holdings, Inc. was incorporated under the laws of the State of North Carolina on August 19, 2000, at the direction of the Board of Directors of Carolina Bank, for the purpose of serving as the bank holding company of Carolina Bank. The bank issued all of its capital stock to us, thereby making us its sole shareholder and its bank holding company.

Carolina Bank is a North Carolina chartered bank, which was officially formed by charter conversion effective October 1, 1997. The bank's main banking office is located at 2604 Lawndale Drive, Greensboro, North Carolina.

At December 31, 2002, we had 38 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of CBHI Capital Trust I, a Delaware business trust formed in 2001 for the purpose of selling $3,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford and Randolph Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank's lending activities are concentrated in commercial lending, but also include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank does not provide the services of a trust department.

Primary Market Area

The bank's primary service area consists of the Cities of Greensboro and Asheboro, North Carolina and the areas immediately surrounding them, all of which are located in Guilford and Randolph Counties, North Carolina.

Competition

Commercial banking in the bank's primary service area and in North Carolina as a whole is extremely competitive with state laws permitting state-wide branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, some of the largest banks in North Carolina operate full service offices as well as several community financial institutions.

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

Employees

The bank currently employs 38 full-time equivalent employees. We do not have any officers or employees who are not also officers or employees of Carolina Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

Regulation

We are extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on our business.

                          The Bank Holding Company Act

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and are required to register as such with the Board of Governors of the Federal Reserve System. A bank holding company is required to file quarterly reports and other information regarding its business operations and those of its subsidiaries with the Federal Reserve Board. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of any bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company must engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

STATE LAW. We are subject to extensive supervision and regulation by the North Carolina Commissioner of Banks. The Commissioner of Banks oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and we are required to make regular reports to the Commissioner describing, in detail, our resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

DEPOSIT INSURANCE. As a member institution of the FDIC, the bank's deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. Each member institution is required to pay quarterly deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2002, we were classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of 14.82% and 15.99% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the Federal Deposit Insurance Corporation Improvement Act of 1991 below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect our ability to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

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

MISCELLANEOUS. The dividends that may be paid by us are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid by Carolina Bank unless our capital surplus is at least 50% of its paid-in capital.

Our earnings will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and financial markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

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

Recent Legislative Developments

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grant the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operation of financial institutions. We have not as yet determined the impact that this act will have on our operations although the impact is not expected to be material.

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

ITEM 2: PROPERTIES

The following table sets forth the location of our offices as of December 31, 2002:

                                    APPROX.
                            YEAR    SQUARE
OFFICE LOCATION            OPENED   FOOTAGE   OWN/LEASE
---------------            ------   -------   ---------

Main Office
2604 Lawndale Drive
Greensboro, NC              2000     12,000      Own

Friendly Center Office
3124 Friendly Avenue
Greensboro, NC              1996      5,300     Lease

Jefferson Village Office
1601 Highwoods Blvd.
Greensboro, NC              2001      3,000      Own

Asheboro Loan
Production Office
505 S. Church Street
Asheboro, NC                2002      1,250     Lease

ITEM 3: LEGAL PROCEEDINGS

Other than in the normal course of business, there are no pending legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect as of December 31, 2002.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Summary

Our common stock is listed on the Nasdaq SmallCap Market, and trades under the symbol, "CLBH." McKinnon & Company, Norfolk, Virginia, Scott & Stringfellow, Inc., Richmond, Virginia and Trident Securities, Atlanta, Georgia are three of the market makers for the common stock. As of December 31, 2002, we had issued and outstanding 1,846,514 shares of common stock which were held by approximately 984 shareholders of record.

The following table represents stock prices during the trading periods.

2002                          High     Low
----                         ------   ------

First Quarter                $ 9.09    $7.73
Second Quarter                 9.77     8.36
Third Quarter                  9.55     8.86
Fourth Quarter                12.00     7.05

2001                         High*     Low*
----                         ------   ------

First Quarter                $ 9.75   $ 8.55
Second Quarter                11.95    10.50
Third Quarter                 11.75    10.85
Fourth Quarter                12.00    10.75

* Reflects the 10% stock dividend paid in the fourth quarter of 2001. No cash dividends were paid in 2002 or 2001.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS

Incorporated by reference to pages 15-28 of the Proxy Statement.

ITEM 7: FINANCIAL STATEMENTS

Incorporated by reference to pages 29-53 of the Proxy Statement.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Incorporated by reference to pages 3-5 and 7 of the Proxy Statement.

ITEM 10: EXECUTIVE COMPENSATION

Incorporated by reference to pages 7 - 10 of the Proxy Statement

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to pages 3-4 of the Proxy Statement.

In 1997, the Bank's shareholders approved the Carolina Bank 1997 Nonqualified Stock Option Plan for Directors (the "Nonqualified Plan") and the 1997 Incentive Stock Option Plan (the "Incentive Plan"). Both plans were adopted by us upon our organization as the bank's holding company. All options to purchase shares of our stock under the Nonqualified Plan have been granted. The maximum number of options available for grant under the Nonqualified Plan was 78,368 (adjusted for 10% stock dividends paid in 2000 and 2001). The maximum number of options to purchase shares of our stock available for grant under the Incentive Plan was 78,368 (adjusted for 10% stock dividends paid in 2000 and 2001). Of the maximum number of options available for grant, 65,916 were outstanding under the Nonqualified Plan and 77,838 were outstanding under the Incentive Plan at December 31, 2002. Option prices for both plans are established at market value at the time of grant. The following chart contains details of the grants:

                                                                        Number of securities
                                                                         remaining available
                                                                         for future issuance
                       Number of securities      Weighted-average           under equity
                         to be issued upon      exercise price of        compensation plans
                            exercise of        outstanding options,    (excluding securities
Plan Category          outstanding options,    warrants and rights    reflected in column (a))
-------------          ---------------------   --------------------   ------------------------
                                (a)                     (b)                      (c)
Equity compensation
plans approved by      Nonqualified - 65,916           $8.98                     -0-
security holders          Incentive - 77,838            9.54                     188

Equity compensation
plans not approved
by security holders                     None             N/A                    None

   Total                             143,754           $9.28                     188

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to pages 10-11 of the Proxy Statement.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3(i)      Articles of Incorporation of Carolina Bank Holdings, Inc.*

3(ii)     Bylaws of the Carolina Bank Holdings, Inc.*

10(i) Employment Agreement between the Bank and Robert T. Braswell, dated May 21, 1996**

10(ii) Employment Agreement between the Bank and T. Allen Liles, dated July 24, 2001***

10(iii)   1997 Incentive Stock Option Plan****

10(iv)    1997 Nonqualified Stock Option Plan****

10(v) Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell (filed herewith)

10(vi) Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles (filed herewith)

10(vii) Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen (filed herewith)

10(viii) Form of Life Insurance Endorsement Method Split Dollar Plan Agreement Between (i) Carolina Bank and Robert T. Braswell; and (ii) Carolina Bank and T. Allen Liles (filed herewith)

10(ix)    Carolina Bank Directors' Deferral Plan (filed herewith)

10(x) Amended and Restated Trust Agreement by and between Carolina Bank Holdings, Inc., Wilmington Trust Company as Property Trustee and certain Administrative trustees, dated March 7, 2001*****

10(xi) Indenture by and between Carolina Bank Holdings, Inc. and Wilmington Trust Company as Indenture Trustee, dated March 7, 2001*****

10(xii) Form of Subordinated Debenture issued by Carolina Bank Holdings, Inc to Wilmington Trust Company as Property Trustee for CBHI Capital Trust I, dated March 7, 2001*****

10(xiii) Preferred Securities Agreement by and between Carolina Bank Holdings, Inc. and Wilmington Trust Company as Guarantee Trustee, dated March 7, 2001*****

10(xiv) Expense Agreement by and between Carolina Bank Holdings, Inc. and Wilmington Trust Company, dated March 7, 2001*****

21        Subsidiaries of the registrant (filed herewith)

99        Proxy Statement for the 2003 Annual Meeting of Shareholders******

* Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission.).

** Previously filed on Form F-1 of Carolina Savings Bank SSB, Inc. with the Federal Deposit Insurance Corporation for the year ended December 31, 1996, and incorporated herein by reference.

*** Incorporated by reference to Form 10-QSB of Carolina Bank Holdings, Inc. (Filed November 9, 2001 with the Securities and Exchange Commission).

**** Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).

***** Incorporated by reference from Carolina Bank Holdings' registration statement on Form SB-2 (File No. 333-100020).

****** As filed with the SEC pursuant to Rule 14a-6(b).

(b)  Reports on Form 8-K

During the quarter ended December 31, 2002, we filed the following Current Reports on Form 8-K with the SEC: November 13, 2002 and December 19, 2002.

ITEM 14: CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC Filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CAROLINA BANK HOLDINGS, INC.
                                                   (Registrant)


                                           By: /s/ Robert T. Braswell
                                               ---------------------------------
                                               Robert T. Braswell
                                               President and
                                               Chief Executive Officer

                                           Date: March 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert T. Braswell                     March 28, 2003
-----------------------------------
Robert T. Braswell
President & Chief Executive Officer


/s/ Gary N. Brown                          March 28, 2003
-----------------------------------
Gary N. Brown
Vice Chairman


/s/ George E. Carr                         March 28, 2003
-----------------------------------
George E. Carr
Director


/s/ John D. Cornet                         March 28, 2003
-----------------------------------
John D. Cornet
Chairman of the Board of Directors


/s/ Judy H. Fuller                         March 28, 2003
-----------------------------------
Judy H. Fuller
Director


/s/ James E. Hooper                        March 28, 2003
-----------------------------------
James E. Hooper
Director


/s/ Edward A. Hoyle                        March 28, 2003
-----------------------------------
Edward A. Hoyle
Vice Chairman


/s/ T. Allen Liles                         March 28, 2003
-----------------------------------
T. Allen Liles
Secretary, Treasurer and
Principal Accounting Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, T. Allen Liles, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Carolina Bank Holdings, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

               c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                   By: /s/ T. Allen Liles
                                           -------------------------------------
                                           T. Allen Liles
                                           Chief Financial and Principal
                                           Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert T. Braswell, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Carolina Bank Holdings, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

               c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                   By: /s/ Robert T. Braswell
                                           -------------------------------------
                                           Robert T. Braswell
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit                                                                   Page
 Number    Exhibit                                                       Number
--------   -------                                                       ------

  3(i)     Articles of Incorporation                                        *

 3(ii)     Bylaws                                                           *

 10(i)     Employment Agreement of Robert T. Braswell                       *

 10(ii)    Employment Agreement of T. Allen Liles                           *

10(iii)    1997 Incentive Stock Option Plan                                 *

 10(iv)    1997 Nonqualified Stock option Plan                              *

 10(v)     Executive Supplemental Retirement Plan Executive Agreement      18
           between Carolina Bank and Robert T. Braswell

 10(vi)    Executive Supplemental Retirement Plan Executive Agreement      33
           between Carolina Bank and T. Allen Liles

10(vii)    Executive Supplemental Retirement Plan Executive Agreement      48
           between Carolina Bank and Gunnar N.R. Fromen

10(viii)   Form of Life Insurance Endorsement Method Split Dollar Plan     63
           Agreement Between (i) Carolina Bank and Robert T. Braswell;
           (ii) and Carolina Bank and T. Allen Liles

 10(ix)    Carolina Bank Directors' Deferral Plan                          72


 10(x)     Amended and Restated Trust Agreement by and between Carolina     *
           Bank Holdings, Inc., Wilmington Trust Company as Property
           Trustee and certain Administrative Trustees, dated March 7,
           2001

 10(xi)    Indenture by and between Carolina Bank Holdings, Inc. and        *
           Wilmington Trust Company as Indenture Trustee, dated March
           7, 2001

10(xii)    Form of Subordinated Debenture issued by Carolina Bank           *
           Holdings, Inc to Wilmington Trust Company as Property
           Trustee for CBHI Capital Trust I, dated March 7, 2001

10(xiii)   Preferred Securities Agreement by and between Carolina           *
           Bank Holdings, Inc. and Wilmington Trust Company as
           Guarantee Trustee, dated March 7, 2001

10(xiv)    Expense Agreement by and between Carolina Bank Holdings,         *
           Inc. and Wilmington Trust Company, dated March 7, 2001

   21      Subsidiaries of the registrant                                  83

  99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley     84
           Act of 2002.

  99.2     Proxy Statement for the 2003 Annual Meeting of Shareholders     **

*    Incorporated by reference.
**   As filed with the SEC pursuant to Rule 14a-6(b).