Form 10QSB
period 2003-03-31
CAROLINA BANK HOLDINGS INC
filed 2003-05-12
CIK 1127160

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to



                          CAROLINA BANK HOLDINGS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                         56-2215437
  ----------------------------                             --------------------
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

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: There were 1,846,514 shares of the Issuer's common stock, $1.00 par value outstanding as of May 8, 2003.

CAROLINA BANK HOLDINGS, INC.

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements .................................................      2

          Balance Sheets as of March 31, 2003 and December 31, 2002 .................      2

          Statements of Income for the three months
               ended March 31, 2003 and 2002 ........................................      3

          Statements of Comprehensive Income for the three months
               ended March 31, 2003 and 2002 ........................................      4

          Statements of Cash Flows for the three months ended
              March 31, 2003 and 2002 ...............................................      5

          Notes to Financial Statements .............................................      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations .............................................      7

     Item 3. Controls and Procedures ................................................     10

PART II. OTHER INFORMATION ..........................................................     11

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 ..................     12

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

                                                                              March 31,             December 31,
Assets                                                                         2003                     2002
                                                                         ------------------      ------------------
Cash and due from banks                                                  $       1,527,541       $       4,896,744
Federal funds sold                                                              14,619,000              12,794,000
Investment securities available-for-sale, at fair value                         25,151,555              27,506,755
Investment securities held-to-maturity, at amortized cost                        2,426,104               3,236,415
Loans                                                                          143,374,127             133,045,133
Less allowance for loan losses                                                  (1,904,428)             (1,661,322)
                                                                         ------------------      ------------------
              Net loans                                                        141,469,699             131,383,811
Premises and equipment, net                                                      5,318,208               5,327,839
Other assets                                                                     4,418,832               4,724,955
                                                                         ------------------      ------------------
              Total assets                                               $     194,930,939       $     189,870,519
                                                                         ==================      ==================

Liabilities and Stockholders' Equity
Deposits
      Noninterest bearing demand                                         $      18,753,630       $      15,496,900
      NOW, money market and savings                                             56,581,801              60,983,842
      Time                                                                      86,407,465              78,396,931
                                                                         ------------------      ------------------
              Total deposits                                                   161,742,896             154,877,673

Federal Home Loan Bank advances                                                  8,580,825               8,590,472
Securities sold under agreements ot repurchase                                   2,244,354               3,738,957
Trust preferred securities                                                       3,000,000               3,000,000
Other liabilities and accrued expenses                                             814,157               1,318,902
                                                                         ------------------      ------------------
              Total liabilities                                                176,382,232             171,526,004

Common stock, $1 par value; authorized 20,000,000
      shares; issued and outstanding 1,846,514                                   1,846,514               1,846,514
      at 3/31/03 and at 12/31/02
Additional paid-in capital                                                      15,980,433              15,980,433
Retained earnings                                                                  450,806                 220,512
Accumulated other comprehensive income                                             270,954                 297,056
                                                                         ------------------      ------------------
              Total stockholders' equity                                        18,548,707              18,344,515
                                                                         ------------------      ------------------

              Total liabilities and stockholders' equity                 $     194,930,939       $     189,870,519
                                                                         ==================      ==================

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                                                        Three Months
                                                                      Ended March 31,
                                                                2003                2002
                                                           ---------------     ---------------
Interest Income:
     Loans                                                 $    1,986,818      $    1,756,501
     Investment securities, taxable                               320,885             380,557
     Interest from federal funds sold                              31,506               9,676
     Other                                                          1,662               6,618
                                                           ---------------     ---------------
        Total interest income                                   2,340,871           2,153,352

Interest Expense:
     NOW, money market, savings                                   248,965             211,743
     Time deposits                                                607,018             729,825
     Other borrowed funds                                         120,647             153,483
                                                           ---------------     ---------------
        Total interest expense                                    976,630           1,095,051
                                                           ---------------     ---------------

Net Interest Income                                             1,364,241           1,058,301
Provision for Loan Losses                                         237,000             105,000
                                                           ---------------     ---------------
Net Interest Income After
Provision for Loan Losses                                       1,127,241             953,301
Non-Interest Income:
     Service charges                                              149,118              97,279
     Mortgage banking income                                      109,531              44,333
     Securities gains, net                                         53,119                   -
     Other                                                        112,204                   -
                                                           ---------------     ---------------
        Total non-interest income                                 423,972             141,612

Non-Interest Expense:
     Salaries and benefits                                        721,317             517,783
     Occupancy and equipment                                      157,658             136,328
     Professional fees                                             32,298              54,279
     Outside data processing                                       86,923              72,685
     Advertising and promotion                                     87,240              62,069
     Stationary, printing, supplies                                68,694              64,483
     Other                                                         67,789              57,967
                                                           ---------------     ---------------
        Total non-interest expense                              1,221,919             965,594
                                                           ---------------     ---------------

Income Before Income Taxes                                        329,294             129,319
Income Tax Provision                                               99,000              42,080
                                                           ---------------     ---------------
Net income                                                 $      230,294      $       87,239
                                                           ===============     ===============

Net Income per Common Share:
     Basic                                                 $         0.12      $         0.08
                                                           ===============     ===============

     Diluted                                               $         0.12      $         0.08
                                                           ===============     ===============

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

                                                     Three Months
                                                    Ended March 31,
                                              2003                   2002
                                        ------------------     ----------------

Net income                              $         230,294      $        87,239
Other comprehensive income (loss):
  Unrealized holding (losses)
  arising during the period                       (26,102)             (84,957)
                                        ------------------     ----------------

Comprehensive income                    $         204,192      $         2,282
                                        ==================     ================

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                 ----------------------------------
                                                                                                      2003               2002
                                                                                                 ----------------------------------
Cash flows from operating activities:
     Net income                                                                                  $      230,294     $       87,239
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                                      237,000            105,000
         Depreciation                                                                                    62,217             53,732
         Decrease (Increase) in other assets                                                            306,123           (104,678)
         (Decrease) in other liabilities                                                               (504,745)           (65,313)
         Other operating activities                                                                     (39,429)            41,328
                                                                                                 ---------------    ---------------
            Net cash provided by operating activities
                                                                                                        291,460            117,308
                                                                                                 ---------------    ---------------
Cash flows from investing activities:
     Origination of loans, net of principal collected                                               (10,328,994)        (3,970,339)
     Proceeds from calls and sales of investment securites available for sale                         9,901,351          2,855,000
     Purchases of investment securites available for sale                                            (8,719,662)        (1,034,277)
     Mortgage backed securites repayments                                                             2,003,255            685,898
     Purchases of premises and equipment                                                                (52,586)           (51,135)
                                                                                                 ---------------    ---------------

            Net cash (used for) investing activities                                                 (7,196,636)        (1,514,853)
                                                                                                 ---------------    ---------------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                                              6,865,223           (250,830)
     Net increase (decrease) in retail repurchase agreements                                         (1,494,603)          (555,282)
     Net increase (decrease) in Federal Home Loan Bank advances                                          (9,647)         1,000,000
                                                                                                 ---------------    ---------------

            Net cash provided by financing activities                                                 5,360,973            193,888
                                                                                                 ---------------    ---------------

     Net increase (decrease) in cash and cash equivalents                                            (1,544,203)        (1,203,657)

     Cash and cash equivalents at beginning of period                                                17,690,744          9,485,791

                                                                                                 ---------------    ---------------
     Cash and cash equivalents at end of period                                                  $   16,146,541     $    8,282,134
                                                                                                 ===============    ===============

See accompanying notes to consolidated financial statements.

                  Carolina Bank Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note A - Summary

     Carolina Bank Holdings, Inc. (the "Holding Company") is a North Carolina corporation organized in 2000. On August 17, 2000 pursuant to the plan of exchange approved by the shareholders of Carolina Bank (the "Bank"), all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Holding Company. The Holding Company presently has no employees.

     The Bank was incorporated on August 20, 1996, and began banking operations on November 25, 1996. It is engaged in lending and deposit gathering activities in Guilford and Randolph Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has three locations in Greensboro, North Carolina and an office in Asheboro, North Carolina.

     The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B - Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and CBHI Capital Trust I. All significant inter-company transactions and balances have been eliminated.

Note C  - Basis of Presentation

     In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2003 and 2002, are not necessarily indicative of the results that may be expected for future periods.

     The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2002 and 2001, filed with the Securities and Exchange Commission as part of the Company's annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.

Note D - Trust Preferred Securities

On March 7, 2001, CBHI Capital Trust I ("CBHI Trust"), a wholly-owned Delaware business trust of the Company, issued $3,000,000 guaranteed preferred beneficial interests (the "Trust Preferred Securities"). The Trust Preferred Securities and a receivable from the Holding Company comprise the balance sheet of CBHI Trust. The Trust Preferred Securities pay distributions quarterly at the prime rate plus .50% (4.75% at May 9, 2003). Proceeds of $3,000,000 from the sale of the Trust Preferred Securities were invested in the Bank.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in understanding our financial condition and results of operations. Because we have no material operations and conduct no business on our own other than owning our subsidiaries, Carolina Bank and CBHI Capital Trust I, and because CBHI Capital Trust I has no operations other than the issuance of its trust preferred securities, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of Carolina Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Carolina Bank Holdings, Inc. and Carolina Bank are collectively referred to herein as "we" or "us" unless otherwise noted.

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

Comparison of Financial Condition

     Assets. Our total assets increased by $5.1 million, or 2.7%, from $189.9 million at December 31, 2002, to $194.9 million at March 31, 2003. During the three month period ended March 31, 2003, cash and due from banks and Federal funds sold decreased by $1.5 million to $16.1 million and investment securities decreased by $3.2 million to $27.6 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $10.3 million or 7.8% during the first three months of 2003. We make both commercial and retail loans and continue to experience steady loan demand in our primary lending markets, Guilford and Randolph Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. We opened our third full service office off New Garden Road at Jefferson Village in Greensboro in December 2001 and opened a loan production office in Asheboro in May 2002 to support future growth. The Asheboro office was converted to a full service branch in April 2003.

     Liabilities. Total liabilities increased by $4.9 million, or 2.8%, from $171.5 million at December 31, 2002, to $176.4 million at March 31, 2003. Deposits increased by $6.9 million during the first three months of 2003 as time and non-interest bearing demand balances grew while money market balances declined. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 and the conversion of the Asheboro loan production office to a full service office in April 2003 were designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $33.1 million in out-of-market time deposits from other depository institutions and $3.8 million in brokered time deposits at March 31, 2003.

     Stockholders' Equity. Total stockholders' equity was up $.2 million at March 31, 2003 to $18.5 million from $18.3 million at December 31, 2002 due to retention of net income during the three month period.

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002

     General. Net income for the three months ended March 31, 2003 and 2002, amounted to $230,000, or $0.12 per diluted share and $87,000, or $0.08 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher non-interest income. Earnings per share increased less on a percentage basis than net income because there were approximately 814,000 more shares outstanding during the 2003 period resulting primarily from the secondary stock offering in December 2002.

     Net interest income. Net interest income increased 28.9% to $1,364,000 for the three months ended March 31, 2003, from $1,058,000 for the three months ended March 31, 2002. Growth in interest earning assets and liabilities and a greater spread between interest earning assets and interest bearing liabilities resulted in the higher net interest income in the 2003 period. Average interest earning assets were $181.6 million and $142.4 million during the first quarters of 2003 and 2002, respectively. The net yield on average interest earning assets increased to 3.00% during the first quarter of 2003 from 2.97% during the first quarter of 2002.

     Provision for loan losses. The provision for loan losses amounted to $237,000 for the three months ended March 31, 2003, as compared to $105,000 for the three months ended March 31, 2002, an increase of 125.8%. The amount of the provision for loan losses was increased, in part, because a commercial real estate loan of $1,170,000 experienced financial problems and was placed on non-performing status. The provision for loan losses was also higher in the 2003 period because loan growth of $10.3 million in 2003 was greater than loan growth of $4.0 million in the 2002 period. Net loan recoveries and charge-offs were insignificant during the first quarters of 2003 and 2002. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

     Non-interest income. Total non-interest income amounted to $424,000 for the three months ended March 31, 2003, as compared to $142,000 for the three months ended March 31, 2002. During the 2002 period, service charges on deposit and loan accounts increased 53.3% to $149,000, and mortgage banking income increased 147.1% to $110,000. Mortgage banking income represents fees realized from originating residential mortgage loans for others and increased due to substantial refinancing by customers during this low interest rate environment. The 2003 period included $53,000 in securities gains. Other non-interest income in the 2003 period consisted of $73,000 investment services income from the sale of non-deposit products such as annuities and mutual funds and $39,000 of income from the increase in cash value of life insurance. We purchased bank owned life insurance of approximately $3.0 million in December 2002. The investment services program was implemented late in the first quarter of 2002.

     Non-interest expense. Total non-interest expense amounted to $1,222,000 for the three months ended March 31, 2003, as compared to $966,000 for the three months ended March 31, 2002. This increase of 26.6% was primarily due to expenses related to our growth during the past year and to the new Asheboro loan production office opened in May 2002.

     Income taxes. Income taxes amounted to $99,000, or 30.1% of taxable income, for the three month period ended March 31, 2003, as compared to $42,000, or 32.5% of taxable income, for the three month period ended March 31, 2002. The lower tax rate in 2003 is primarily related to non-taxable income such as increase in cash value of life insurance.

Asset Quality

     Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $1,583,000 at March 31, 2003, compared to $685,000 at December 31, 2002. Non-performing assets, as a percentage of total assets, were .81% at March 31, 2003, compared to .36% at December 31, 2002 and .57% at March 31, 2002. There were no loans 90 days or more past due and still accruing interest at March 31, 2003 or at December 31, 2002. Foreclosed real estate of $478,000 at December 31, 2002 was sold in January 2003. There was no foreclosed real estate at March 31, 2003. Repossessed assets were $199,000 at both March 31, 2003 and December 31, 2002. The increase in non-performing loans to $1,384,000 at March 31, 2003 from $37,000 at December 31, 2002 was primarily due to a commercial real estate loan of $1,170,000 that experienced financial difficulties during the first quarter of 2003. A tentative agreement has been reached with a third party to assume approximately $1,075,000 of the $1,170,000 non-performing real estate loan, leaving $95,000 to be charged off. Net loan recoveries and charge-offs were insignificant for the three months ended March 31, 2003 and 2002.

Liquidity and Capital Resources

     The objective of our liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses our ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

     Our primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits, retail and broker obtained repurchase agreements, federal funds purchased from banks and advances from the Federal Home Loan Bank of Atlanta.

     We are required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, federal funds sold, and investment securities available-for-sale are the primary liquid assets of the Bank. Management regularly monitors the Bank's liquidity position to ensure its liquidity is sufficient to meet its needs.

     We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2003, the Holding Company's and Bank's levels of capital exceeded all applicable regulatory requirements.

ITEM 3. Controls and Procedures

Within the 90 days prior to the date of this report, we completed an evaluation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the registrant (including its consolidated subsidiaries) required to be included in our periodic SEC Filings. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Report on Form 8-K

        (a.) Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350

        (b.) Reports on Form 8-K. On January 17, 2003, the Company filed a report on Form 8-K to announce fourth quarter 2002 and annual 2002 earnings along with average and ending major balance sheet balances as of and for the quarter ending December 31, 2002. Financial ratios and other financial information was presented.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                             Carolina Bank Holdings, Inc.

Date: May 9, 2003                      By:   /s/ Robert T.Braswell
                                           -----------------------
                                           Robert T. Braswell
                                           President and Chief Executive Officer

Date: May 9, 2003

                                       By:   /s/ T. Allen Liles
                                           --------------------
                                           T. Allen Liles
                                           Executive Vice President and Chief
                                           Financial Officer

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

               a.) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b.) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a day within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c.) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent functions);

               a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
               b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003                      By:   /s/ Robert T.Braswell
                                           -----------------------
                                           Robert T. Braswell
                                           President and Chief Executive Officer

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a day within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c. presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent functions);

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003                           By:   /s/ T. Allen Liles
                                                --------------------
                                                T. Allen Liles
                                                Executive Vice President and CFO