Form 10QSB
period 2003-06-30
CAROLINA BANK HOLDINGS INC
filed 2003-08-12
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

CAROLINA BANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-2215437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2604 Lawndale Drive, Greensboro, NC 27408

(Address of principal executive offices)

Issuer’s telephone number including area code: (336)-288-1898

Securities registered pursuant to Section 12 (g) of the Act:

Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 1,864,587 shares of the Issuer’s common stock, $1.00 par value outstanding as of August 4, 2003.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	June 30, 2003	December 31, 2002
Assets
Cash and due from banks	$6,650,913	$4,896,744
Federal funds sold	7,140,000	12,794,000
Investment securities available-for-sale, at fair value	28,010,153	27,506,755
Investment securities held-to-maturity, at amortized cost	1,548,104	3,236,415
Loans	149,891,856	133,045,133
Less allowance for loan losses	(1,942,398)	(1,661,322)

Net loans	147,949,458	131,383,811
Premises and equipment, net	5,569,709	5,327,839
Other assets	4,506,811	4,724,955

Total assets	$201,375,148	$189,870,519

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$16,046,187	$15,496,900
NOW, money market and savings	50,654,725	60,983,842
Time	99,166,764	78,396,931

Total deposits	165,867,676	154,877,673
Federal Home Loan Bank advances	10,571,056	8,590,472
Securities sold under agreements ot repurchase	2,408,013	3,738,957
Trust preferred securities	3,000,000	3,000,000
Other liabilities and accrued expenses	591,543	1,318,902

Total liabilities	182,438,288	171,526,004
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 1,863,113 at 6/30/03 and 1,846,514 at 12/31/02	1,863,113	1,846,514
Additional paid-in capital	16,121,835	15,980,433
Retained earnings	700,379	220,512
Accumulated other comprehensive income	251,533	297,056

Total stockholders’ equity	18,936,860	18,344,515

Total liabilities and stockholders’ equity	$201,375,148	$189,870,519

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income:
Loans	$2,099,525	$1,860,632	$4,086,343	$3,617,133
Investment securities, taxable	287,665	358,372	608,550	738,929
Interest from federal funds sold	23,878	15,512	55,384	25,188
Other	5,760	2,536	7,422	9,154

Total interest income	2,416,828	2,237,052	4,757,699	4,390,404
Interest Expense:
NOW, money market, savings	179,805	251,947	428,770	463,690
Time deposits	573,730	583,391	1,180,748	1,313,216
Other borrowed funds	124,810	146,111	245,457	299,594

Total interest expense	878,345	981,449	1,854,975	2,076,500

Net Interest Income	1,538,483	1,255,603	2,902,724	2,313,904
Provision for Loan Losses	135,000	215,000	372,000	320,000

Net Interest Income After Provision for Loan Losses	1,403,483	1,040,603	2,530,724	1,993,904
Non-Interest Income:
Service charges	183,130	127,448	338,419	224,727
Mortgage banking income	95,552	39,647	205,083	83,980
Securities gains, net	—	—	53,119	—
Repossessed asset losses & writedowns	(84,975)	—	(91,146)	—
Other	47,108	—	159,312	—

Total non-interest income	240,815	167,095	664,787	308,707
Non-Interest Expense:
Salaries and benefits	678,975	550,461	1,400,292	1,068,244
Occupancy and equipment	164,753	155,350	322,411	291,678
Professional fees	107,740	94,210	194,663	166,895
Outside data processing	91,899	61,242	179,139	123,311
Advertising and promotion	49,571	65,374	74,069	119,653
Stationary, printing, supplies	75,503	67,479	144,197	131,962
Other	99,783	58,538	175,372	116,505

Total non-interest expense	1,268,224	1,052,654	2,490,143	2,018,248
Income Before Income Taxes	376,074	155,044	705,368	284,363
Income Tax Provision	126,500	54,700	225,500	96,780

Net income	$249,574	$100,344	$479,868	$187,583

Net Income per Common Share:
Basic	$0.13	$0.10	$0.26	$0.18

Diluted	$0.13	$0.10	$0.26	$0.18

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Losses) (unaudited)

	Three Months Ended June 30,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income	$249,574	$100,344	$479,868	$187,583
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(19,921)	273,631	(45,523)	188,674

Comprehensive income	$229,653	$373,975	$434,345	$376,257

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$479,868	$187,583
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	372,000	320,000
Depreciation	127,116	112,902
(Gain) on sale of securities	(53,119)	—
Decrease (Increase) in other assets	218,144	35,108
Increase (Decrease) in other liabilities	(727,359)	(35,721)
Other operating activities	(58,249)	(3,138)

Net cash provided by operating activities	358,401	616,734

Cash flows from investing activities:
Origination of loans, net of principal collected	(16,937,647)	(13,790,680)
Proceeds from calls and sales of investment securities available for sale	15,666,451	2,855,000
Calls of investment securities held to maturity	—	—
Purchases of investment securities available for sale	(18,981,257)	(3,534,277)
Mortgage backed securities repayments	4,565,563	1,326,621
Purchases of premises and equipment	(368,986)	(162,758)

Net cash (used for) investing activities	(16,055,876)	(13,306,094)

Cash flows from financing activities:
Net increase in deposits	10,990,003	17,599,500
Net (decrease) in retail repurchase agreements	(1,330,944)	(2,965,239)
Net increase in Federal Home Loan Bank advances	1,980,584	1,000,000
Proceeds from exercised stock options	158,001	—

Net cash provided by financing activities	11,797,644	15,634,261

Net increase (decrease) in cash and cash equivalents	(3,899,831)	2,944,901
Cash and cash equivalents at beginning of period	17,690,744	9,485,791

Cash and cash equivalents at end of period	$13,790,913	$12,430,692

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Summary

Carolina Bank Holdings, Inc. (the “Holding Company”) is a North Carolina corporation organized in 2000. On August 17, 2000 pursuant to the plan of exchange approved by the shareholders of Carolina Bank (the “Bank”), all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Holding Company. The Holding Company presently has no employees.

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

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and CBHI Capital Trust I. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2003 and 2002, are not necessarily indicative of the results that may be expected for future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2002 and 2001, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.

Note D – Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note E – Stock Compensation Plans

The Company has two stock option plans, a nonqualified plan for directors (Director Plan) and an incentive stock option plan for management and employees (Employee Plan). Both plans provide for the issuance of options to purchase common shares of the Company. For both plans, the exercise price of each option is equal to the fair value of the common stock on the date of grant.

In accordance with SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, the Company has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. As such, no stock-based employee compensation cost is reflected in net income for these plans.

Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income
As reported	$249,574	$100,344	$479,868	$187,583
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	2,273	454	5,001	4,724

Pro forma	$247,301	$99,890	$474,867	$182,859

Basic earnings per share:
As reported	$0.13	$0.10	$0.26	$0.18
Pro forma	$0.13	$0.10	$0.26	$0.18
Diluted earnings per share:
As reported	$0.13	$0.10	$0.26	$0.18
Pro forma	$0.13	$0.10	$0.25	$0.18

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three- and six-month periods ending June 30, 2003 and 2002: dividend yield of 0%, expected volatility of 20%, risk-free investment rate of 3.0%, and expected lives of 7 years.

Note F – Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. For the quarters ended June 30, 2003 and 2002, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,849,663 and 1,033,336, respectively. For the six months ended June 30, 2003 and 2002, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,848,089 and 1,032,887, respectively.

The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$249,574	$100,344	$479,868	$187,583
Weighted average outstanding shares	1,849,663	1,033,336	1,848,089	1,032,887
Dilutive effect of stock options	33,140	11,818	27,660	8,146

Weighted average diluted shares	1,882,803	1,045,154	1,875,749	1,041,033
Diluted earnings per share	$.13	$.10	$.26	$.18

Note G – Trust Preferred Securities

On March 7, 2001, CBHI Capital Trust I (“CBHI Trust”), a wholly-owned Delaware business trust of the Company, issued $3,000,000 guaranteed preferred beneficial interests (the “Trust Preferred Securities”). The Trust Preferred Securities and a receivable from the Holding Company comprise the balance sheet of CBHI Trust. The Trust Preferred Securities pay distributions quarterly at the prime rate plus .50% (4.50% at June 30, 2003). Proceeds of $3,000,000 from the sale of the Trust Preferred Securities were invested in the Bank.

Note H – Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement is effective for the quarter beginning July 1, 2003. Management is analyzing the impact, if any, of this new pronouncement on the Company.

Note I – Impact of Recently Adopted Accounting Standards

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an interpretation of FASGB Statements No. 5, 57, and 107 rescission of FASB Interpretation No. 34 was issued in November 2002 and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of this FASB Interpretation did not have a significant effect on the financial position or results of operations of the Company.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. The adoption of the provisions of this FASB Interpretation did not have a significant effect on the financial position or results of operations of the Company.

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

Comparison of Financial Condition

Assets. Our total assets increased by $11.5 million, or 6.1%, from $189.9 million at December 31, 2002, to $201.4 million at June 30, 2003. During the six month period ended June 30, 2003, cash and due from banks and Federal funds sold decreased by $3.9 million to $13.8 million, and investment securities decreased by $1.2 million to $29.6 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $16.8 million or 12.7% during the first half of 2003. We make both commercial and retail loans and continue to experience steady loan demand in our primary lending markets, Guilford and Randolph Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. We opened our third full service office off New Garden Road at Jefferson Village in Greensboro in December 2001 and opened a loan production office in Asheboro in May 2002 to support future growth. The Asheboro office was converted to a full service branch in April 2003, and a new office is under construction.

Liabilities. Total liabilities increased by $10.9 million, or 6.4%, from $171.5 million at December 31, 2002, to $182.4 million at June 30, 2003. Deposits increased by $11.0 million during the first six months of 2003 as time and non-interest bearing demand balances grew while money market balances declined. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 and the conversion of the Asheboro loan production office to a full service office in April 2003 were designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $37.5 million in out-of-market time deposits from other depository institutions at June 30, 2003.

Stockholders’ Equity. Total stockholders’ equity was up $.6 million at June 30, 2003 to $18.9 million from $18.3 million at December 31, 2002 due to retention of net income and exercise of stock options during the first half of 2003.

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and 2002

General. Net income for the three months ended June 30, 2003 and 2002, amounted to $250,000, or $0.13 per diluted share and $100,000, or $0.10 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher non-interest income. Earnings per share increased less on a percentage basis than net income because there were approximately 816,000 more shares outstanding during the 2003 period resulting primarily from the secondary stock offering in December 2002.

Net interest income. Net interest income increased 22.5% to $1,538,000 for the three months ended June 30, 2003, from $1,256,000 for the three months ended June 30, 2002. Growth in interest earning assets and liabilities resulted in the higher net interest income in the 2003 period. Average interest earning assets were $187.6 million and $149.5 million during the second quarters of 2003 and 2002, respectively. The net yield on average interest earning assets was 3.28% and 3.36% during the second quarters of 2003 and 2002, respectively.

Provision for loan losses. The provision for loan losses amounted to $135,000 and $215,000 for the three months ended June 30, 2003 and 2002, respectively. The amount of the provision for loan losses declined, in part, because net loan charge-offs declined to $97,000 in the second quarter of 2003 from $156,000 in the second quarter of 2002 and because non-performing loans declined to $376,000 at June 30, 2003 from $753,000 at June 30, 2002 . The provision for loan losses was also lower in the second quarter of 2003 because loan growth was lower than in the 2002 second quarter. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $241,000 for the three months ended June 30, 2003, as compared to $167,000 for the three months ended June 30, 2002. During the 2003 period, service charges on deposit and loan accounts increased 43.7% to $183,000, and mortgage banking income increased 141.0% to $96,000. Mortgage banking income represents fees realized from originating residential mortgage loans for others and increased due to substantial refinancing by customers during this low interest rate environment. Repossessed asset losses of $85,000 in the second quarter of 2003 represents the write-down of heavy equipment that was repossessed in 2002 to a current value of $114,000. Other non-interest income in the 2003 period consisted of $10,000 investment services income from the sale of non-deposit products such as annuities and mutual funds and $37,000 of income from the increase in cash value of life insurance. We purchased bank owned life insurance of approximately $3.0 million in December 2002. The investment services program was implemented late in the first quarter of 2002.

Non-interest expense. Total non-interest expense amounted to $1,268,000 for the three months ended June 30, 2003, as compared to $1,053,000 for the three months ended June 30, 2002. This increase of 20.5% was primarily due to expenses related to our growth during the past year and to the new Asheboro office opened in May 2002.

Income taxes. Income taxes amounted to $127,000, or 33.6% of taxable income, for the three month period ended June 30, 2003, as compared to $55,000, or 35.2% of taxable income, for the three month period ended March 31, 2002. The lower tax rate in 2003 is primarily related to non-taxable income such as increase in cash value of life insurance.

Comparison of Results of Operations for the Six Months Ended June 30, 2003 and 2002

General. Net income for the six months ended June 30, 2003 and 2002, amounted to $480,000, or $0.26 per diluted share and $188,000, or $0.18 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher non-interest income. Earnings per share increased less on a percentage basis than net income because there were approximately 815,000 more shares outstanding during the 2003 period resulting primarily from the secondary stock offering in December 2002.

Net interest income. Net interest income increased 25.5% to $2,903,000 for the six months ended June 30, 2003, from $2,314,000 for the six months ended June 30, 2002. Growth in interest earning assets and liabilities resulted in the higher net interest income in the 2003 period. Additional stockholders’ equity of $7.8 million from the secondary offering and retained profits have also contributed to net interest income.

Provision for loan losses. The provision for loan losses amounted to $372,000 and $320,000 for the six months ended June 30, 2003 and 2002, respectively. The amount of the provision for loan losses increased, in part, because loan growth was $3. 2 million greater during the 2003 period. The ratio of loan loss reserves to gross loans was 1.30% at June 30, 2003, and 1.25% at December 31 and June 30, 2002.

Non-interest income. Total non-interest income amounted to $665,000 for the six months ended June 30, 2003, as compared to $309,000 for the three months ended June 30, 2002. The reasons for the increase in non-interest income during the first half of 2003 was similar to the aforementioned reasons for the increase in the three months ended in June 30, 2003. In addition, gains of $53,000 from the sale of securities available-for-sale were realized in the first half of 2003, but no gains were recognized in the 2002 period.

Non-interest expense. Total non-interest expense amounted to $2,490,000 for the first half of 2003, as compared to $2,018,000 for the first half of 2002. This increase of 23.4% was primarily due to expenses related to our growth during the past year and to the new Asheboro office opened in May 2002.

Income taxes. Income taxes amounted to $226,000, or 32.0% of taxable income, for the six month period ended June 30, 2003, as compared to $97,000, or 34.0% of taxable income for the six month period ended June 30, 2002. The lower tax rate in 2003 is primarily related to non-taxable income such as increase in cash value of life insurance.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $490,000 at June 30, 2003, compared to $685,000 at December 31, 2002. Non-performing assets, as a percentage of total assets, were .24% at June 30, 2003, compared to .36% at December 31, 2002 and .45% at June 30, 2002. There were no loans 90 days or more past due and still accruing interest at June 30, 2003 or at December 31, 2002. Foreclosed real estate of $478,000 at December 31, 2002 was sold in January 2003. There was no foreclosed real estate at June 30, 2003. Repossessed assets were $114,000 at June 30, 2003 and $199,000 at December 31, 2002 as heavy equipment acquired in 2002 was written down by $85,000 in the second quarter of 2003. Net loan charge-offs were $91,000 and $158,000 for the six months ended June 30, 2003 and 2002, respectively.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2003, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

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

The annual meeting of shareholders was held on April 22, 2003. The existing Board of Directors was reelected for one year, Cherry, Bekaert & Holland, L.L.P. was ratified as the Company’s independent public accountants for 2003, and an amendment was approved to the 1997 Incentive Stock Option Plan increasing the number of options available for issuance by 100,000.

Item 5.	Other Information

None

Item 6.	Exhibits and Report on Form 8-K

(a.)	Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

(b.)	Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

(c.)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

(d.)	Reports on Form 8-K. On April 15, 2003, the Company filed a report on Form 8-K to announce first quarter 2003 and earnings along with average and ending major balance sheet balances as of and for the quarter ending March 31, 2003. Financial ratios and other financial information were presented. On April 29, 2003, the Company filed a report on Form 8-K to disclose material presented to investors containing historical and forward-looking financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.

Date: August 8, 2003	By:	/s/ ROBERT T. BRASWELL
Robert T. Braswell President and Chief Executive Officer

Date: August 8, 2003
	By:	/s/ T. ALLEN LILES
T. Allen Liles Executive Vice President and Chief Financial Officer