Form 10QSB
period 2003-09-30
CAROLINA BANK HOLDINGS INC
filed 2003-11-13
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-31877

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 1,869,075 shares of the Issuer’s common stock, $1.00 par value per share, outstanding as of November 7, 2003.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$5,346,996	$4,896,744
Federal funds sold	5,233,000	12,794,000
Investment securities available-for-sale, at fair value	29,721,563	27,506,755
Investment securities held-to-maturity, at amortized cost	5,600,462	3,236,415
Loans	155,937,309	133,045,133
Less allowance for loan losses	(2,023,325)	(1,661,322)

Net loans	153,913,984	131,383,811
Premises and equipment, net	5,845,013	5,327,839
Other assets	6,465,143	4,724,955

Total assets	$212,126,161	$189,870,519

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$18,381,724	$15,496,900
NOW, money market and savings	52,170,076	60,983,842
Time	98,154,431	78,396,931

Total deposits	168,706,231	154,877,673

Federal Home Loan Bank advances	17,949,430	8,590,472
Securities sold under agreements to repurchase	2,729,648	3,738,957
Trust preferred securities	3,000,000	3,000,000
Other liabilities and accrued expenses	684,065	1,318,902

Total liabilities	193,069,374	171,526,004

Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 1,869,075 at 9/30/03 and 1,846,514 at 12/31/02	1,869,075	1,846,514
Additional paid-in capital	16,171,021	15,980,433
Retained earnings	1,016,525	220,512
Accumulated other comprehensive income	166	297,056

Total stockholders’ equity	19,056,787	18,344,515

Total liabilities and stockholders’ equity	$212,126,161	$189,870,519

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest Income:
Loans	$2,062,361	$1,953,651	$6,148,704	$5,570,784
Investment securities, taxable	321,202	323,366	929,752	1,062,295
Interest from federal funds sold	16,949	26,915	72,333	52,103
Other	3,694	15,145	11,116	24,299

Total interest income	2,404,206	2,319,077	7,161,905	6,709,481

Interest Expense:
NOW, money market, savings	139,630	327,086	568,400	790,776
Time deposits	585,936	594,678	1,766,684	1,907,894
Other borrowed funds	127,658	132,694	373,115	432,288

Total interest expense	853,224	1,054,458	2,708,199	3,130,958

Net Interest Income	1,550,982	1,264,619	4,453,706	3,578,523
Provision for Loan Losses	95,000	175,000	467,000	495,000

Net Interest Income After Provision for Loan Losses	1,455,982	1,089,619	3,986,706	3,083,523
Non-Interest Income:
Service charges	212,657	141,821	551,076	356,579
Mortgage banking income	165,027	95,356	370,110	179,336

Securities gains, net	0	20,052	53,119	20,052
Repossessed asset losses & writedowns	(25,000)	—	(116,146)	—
Other	54,492	30,396	213,804	40,365

Total non-interest income	407,176	287,625	1,071,963	596,332

Non-Interest Expense:
Salaries and benefits	741,540	572,221	2,141,832	1,640,465
Occupancy and equipment	195,544	149,151	517,955	440,829
Professional fees	92,638	85,209	287,301	257,581
Outside data processing	87,570	68,556	266,709	191,867
Advertising and promotion	57,148	43,592	131,217	163,245
Stationary, printing and supplies	69,084	58,612	213,281	190,574
Other	125,688	101,674	301,060	212,702

Total non-interest expense	1,369,212	1,079,015	3,859,355	3,097,263

Income Before Income Taxes	493,946	298,229	1,199,314	582,592
Income Tax Provision	177,800	125,000	403,300	221,780

Net income	$316,146	$173,229	$796,014	$360,812

Net Income per Common Share:
Basic	$0.17	$0.17	$0.43	$0.35

Diluted	$0.17	$0.16	$0.42	$0.34

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Losses) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$316,146	$173,229	$796,014	$360,812
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(251,367)	64,816	(296,890)	253,490

Comprehensive income	$64,779	$238,045	$499,124	$614,302

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$796,014	$360,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	467,000	495,000
Depreciation	195,197	173,747
(Gain) on sale of securities	(53,119)	(20,052)
Decrease (Increase) in other assets	(102,565)	(449,028)
Increase (Decrease) in other liabilities	(634,837)	141,345
Other operating activities	(320,283)	(113,835)

Net cash provided by operating activities	347,407	587,989

Cash flows from investing activities:
Origination of loans, net of principal collected	(22,892,176)	(20,131,000)
Proceeds from calls and sales of investment securites available for sale	24,131,451	9,875,052
Purchases of investment securites held to maturity	(4,451,117)	(1,004,688)
Purchases of investment securites available for sale	(31,069,765)	(10,980,352)
Mortgage backed securites repayments	6,844,167	2,237,235
Purchase of bankowned life insurance	(1,699,700)	—
Purchases of premises and equipment	(712,371)	(207,413)

Net cash (used for) investing activities	(29,849,511)	(20,211,166)

Cash flows from financing activities:
Net increase in deposits	13,828,558	20,910,004
Net (decrease) in retail repurchase agreements	(1,009,309)	(2,929,074)
Net increase in Federal Home Loan Bank advances	9,358,958	600,000
Proceeds from exercised stock options	213,149	82,595

Net cash provided by financing activities	22,391,356	18,663,525

Net increase (decrease) in cash and cash equivalents	(7,110,748)	(959,652)

Cash and cash equivalents at beginning of period	17,690,744	9,485,791

Cash and cash equivalents at end of period	$10,579,996	$8,526,139

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

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2003 and 2002, are not necessarily indicative of the results that may be expected for future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income
As reported	$316,146	$173,229	$796,014	$360,812
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	(7,805)	(2,727)	(12,806)	(7,452)

Pro forma	$308,341	$170,502	$783,208	$353,360

Basic earnings per share:
As reported	$0.17	$0.17	$0.43	$0.35
Pro forma	$0.17	$0.17	$0.42	$0.34

Diluted earnings per share:
As reported	$0.17	$0.16	$0.42	$0.34
Pro forma	$0.16	$0.16	$0.42	$0.34

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three- and nine-month periods ending September 30, 2003 and 2002: dividend yield of 0%, expected volatility of 20%, risk-free investment rate of 3.0%, and expected lives of 7 years.

Note F – Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. For the quarters ended September 30, 2003 and 2002, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,866,901 and 1,041,414, respectively. For the nine months ended September 30, 2003 and 2002, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,854,089 and 1,035,729, respectively.

The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$316,146	$173,229	$796,014	$360,812

Weighted average outstanding shares	1,866,091	1,041,414	1,854,089	1,035,729

Dilutive effect of stock options	36,952	26,927	30,758	17,334

Weighted average diluted shares	1,903,043	1,068,341	1,884,847	1,053,063

Diluted earnings per share	$.17	$.16	$.42	$.34

Note G – Trust Preferred Securities

On March 7, 2001, CBHI Capital Trust I (“CBHI Trust”), a wholly-owned subsidiary of the Company organized as a Delaware statutory trust, issued $3,000,000 guaranteed preferred beneficial interests (the “Trust Preferred Securities”). The Trust Preferred Securities and a receivable from the Holding Company comprise the balance sheet of CBHI Trust. The Trust Preferred Securities pay distributions quarterly at the prime rate plus .50% (4.50% at September 30, 2003). Proceeds of $3,000,000 from the sale of the Trust Preferred Securities were invested in the Bank.

Note H – Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement was effective for the quarter beginning July 1, 2003. The adoption of the provisions of this Statement did not have a significant effect on the financial position or results of operations of the Company.

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

Comparison of Financial Condition

Assets. Our total assets increased by $22.3 million, or 11.7%, from $189.9 million at December 31, 2002, to $212.1 million at September 30, 2003. During the nine-month period ended September 30, 2003, cash and due from banks and Federal funds sold decreased by $7.1 million to $10.6 million and investment securities increased by $4.6 million to $35.3 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $22.9 million or 17.2% during the first nine months of 2003. We make both commercial and retail loans and continue to experience steady loan demand in our primary lending markets, Guilford and Randolph Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. We opened our third full service office off New Garden Road at Jefferson Village in Greensboro in December 2001 and opened a loan production office in Asheboro in May 2002 to support future growth. The Asheboro office was converted to a full service branch in April 2003, and a new office is under construction.

Liabilities. Total liabilities increased by $21.5 million, or 12.7%, from $171.5 million at December 31, 2002, to $193.1 million at September 30, 2003. Deposits increased by $13.8 million during the first nine months of 2003 as time and non-interest bearing demand balances grew while money market balances declined. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 and the conversion of the Asheboro loan production office to a full service office in April 2003 were designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances at September 30, 2003 were up $9.4 million from December 31, 2002 due primarily to short-term borrowings, of which $7.5 million were paid back in October 2003. We had approximately $36.2 million in out-of-market time deposits from other depository institutions at September 30, 2003.

Stockholders’ Equity. Total stockholders’ equity was up $.7 million at September 30, 2003 to $18.9 million from $18.3 million at December 31, 2002 due to retention of net income and exercise of stock options during the first nine months of 2003.

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002

General. Net income for the three months ended September 30, 2003 and 2002, amounted to $316,000, or $0.17 per diluted share and $173,000, or $0.16 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher non-interest income. Earnings per share increased less on a percentage basis than net income because there were approximately 825,000 more shares outstanding during the 2003 period resulting primarily from the secondary stock offering in December 2002.

Net interest income. Net interest income increased 22.6% to $1,551,000 for the three months ended September 30, 2003, from $1,265,000 for the three months ended September 30, 2002. Growth in interest earning assets and liabilities resulted in the higher net interest income in the 2003 period. Average interest earning assets were $191.8 million and $161.7 million during the third quarters of 2003 and 2002, respectively. The net yield on average interest earning assets was 3.23% and 3.13% during the third quarters of 2003 and 2002, respectively.

Provision for loan losses. The provision for loan losses amounted to $95,000 and $175,000 for the three months ended September 30, 2003 and 2002, respectively. The amount of the provision for loan losses declined, in part, because net loan charge-offs declined to $14,000 in the third quarter of 2003 from $80,000 in the third quarter of 2002. The provision for loan losses was also lower in the third quarter of 2003 because loan growth was slightly lower than in the 2002 third quarter. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $407,000 for the three months ended September 30, 2003, as compared to $288,000 for the three months ended September 30, 2002. During the 2003 period, service charges on deposit and loan accounts increased 49.9% to $213,000, and mortgage banking income increased 73.1% to $165,000. Mortgage banking income represents fees realized from originating residential mortgage loans for others and increased due to substantial refinancing by customers during this low interest rate environment. Repossessed asset losses of $25,000 in the third quarter of 2003 represents the write-down of heavy construction equipment that was repossessed in 2002 to a current value of $89,000.Other non-interest income consisted of investment services income from the sale of non-deposit products such as annuities and mutual funds and income from the increase in cash value of life insurance. We purchased bank owned life insurance of approximately $3.0 million in December 2002 and $1.7 million in August 2003.

Non-interest expense. Total non-interest expense amounted to $1,369,000 for the three months ended September 30, 2003, as compared to $1,079,000 for the three months ended September 30, 2002. This increase of 26.9% was primarily due to expenses related to our growth during the past year.

Income taxes. Income taxes amounted to $178,000, or 36.0% of taxable income, for the three month period ended September 30, 2003, as compared to $125,000, or 41.9% of taxable income, for the three month period ended September 30, 2002. The lower tax rate in 2003 is primarily related to non-taxable income such as increase in cash value of life insurance.

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002

General. Net income for the nine months ended September 30, 2003 and 2002, amounted to $796,000, or $0.42 per diluted share and $361,000, or $0.34 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher non-interest income. Earnings per share increased less on a percentage basis than net income because there were approximately 818,000 more shares outstanding during the 2003 period resulting primarily from the secondary stock offering in December 2002.

Net interest income. Net interest income increased 24.5% to $4,454,000 for the nine months ended September 30, 2003, from $3,579,000 for the nine months ended September 30, 2002. Growth in interest earning assets, liabilities, and stockholders’ equity resulted in the higher net interest income in the 2003 period as we loaned and invested new deposits and new equity at a spread.

Provision for loan losses. The provision for loan losses amounted to $467,000 and $495,000 for the nine months ended September 30, 2003 and 2002, respectively. The amount of the provision for loan losses decreased, in part, because net loan charge-offs declined to $105,000 in the first nine months of 2003 from $238,000 in the same period of 2002. The ratio of loan loss reserves to gross loans was 1.30%, 1.25% and 1.26% at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

Non-interest income. Total non-interest income amounted to $1,072,000 for the nine months ended September 30, 2003, as compared to $596,000 for the nine months ended September 30, 2002. The reasons for the increase in non-interest income during the first nine months of 2003 was similar to the aforementioned reasons for the increase in the three months ended in September 30, 2003. In addition, repossessed asset losses of $116,000 for the nine months of 2003 primarily represents the write-down of heavy construction equipment that was repossessed in 2002.

Non-interest expense. Total non-interest expense amounted to $2,859,000 for the first nine months of 2003, as compared to $3,097,000 for the first nine months of 2002. This increase of 24.6% was primarily due to expenses related to our growth during the past year.

Income taxes. Income taxes amounted to $403,000, or 33.6% of taxable income, for the nine month period ended September 30, 2003, as compared to $222,000, or 38.1% of taxable income for the nine month period ended September 30, 2002. The lower tax rate in 2003 is primarily related to non-taxable income such as increase in cash value of life insurance.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $1,116,000 at September 30, 2003, compared to $685,000 at December 31, 2002. Non-performing assets, as a percentage of total assets, were .53% at September 30, 2003, compared to .36% at December 31, 2002 and .51% at September 30, 2002. There were no loans 90 days or more past due and still accruing interest at September 30, 2003 or at December 31, 2002. Foreclosed real estate of $478,000 at December 31, 2002 was sold in January 2003. There was $126,000 in foreclosed real estate at September 30, 2003. Repossessed assets were $89,000 at September 30, 2003 and $199,000 at December 31, 2002 as heavy construction equipment acquired in 2002 was written down by $110,000 in the first nine months of 2003. Net loan charge-offs were $105,000 and $238,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2003, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, we completed an evaluation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the registrant (including its consolidated subsidiaries) required to be included in our periodic SEC Filings. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

(a.)	Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

(b.)	Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

(c.)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

(d.)	Reports on Form 8-K. On July 14, 2003, the Company filed a report on Form 8-K to announce second quarter 2003 earnings along with average and ending major balance sheet balances as of and for the quarter ending June 30, 2003. Financial ratios and other financial information were presented.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: November 11, 2003	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 11, 2003	By:	/s/ T. Allen Liles
T. Allen Liles
Executive Vice President and Chief Financial Officer