Form 10KSB
period 2003-12-31
CAROLINA BANK HOLDINGS INC
filed 2004-03-29
CIK 1127160

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

Commission File Number: 000-31877

CAROLINA BANK HOLDINGS, INC.

(Exact Name of registrant as specified in its charter)

NORTH CAROLINA

(State of Incorporation)

56-2215437

(I.R.S. Employer Identification No.)

2604 LAWNDALE DRIVE

GREENSBORO, NORTH CAROLINA 27408

(Address of Principal Office)

(336) 288-1898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s revenues for the year ended December 31, 2003 were $11,197,742.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 27, 2004 was approximately $26,114,527.

The number of shares of the Registrant’s Common Stock outstanding on February 27, 2004 was 1,873,563.

Documents Incorporated by Reference:

1.	Proxy Statement for the 2004 Annual Meeting of Shareholders (Parts II and III).

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FORM 10-KSB CROSS-REFERENCE INDEX

PART I

ITEM 1: BUSINESS

General

Carolina Bank Holdings, Inc. was incorporated under the laws of the State of North Carolina on August 19, 2000, at the direction of the Board of Directors of Carolina Bank, for the purpose of serving as the bank holding company of Carolina Bank. The bank issued all of its capital stock to us, thereby making us its sole shareholder and bank holding company.

Carolina Bank is a North Carolina chartered bank, which was officially formed by charter conversion effective October 1, 1997. The bank’s main banking office is located at 2604 Lawndale Drive, Greensboro, North Carolina.

At December 31, 2003, we had 45 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of CBHI Capital Trust I, a Delaware business trust formed in 2001 for the purpose of selling $3,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford and Randolph Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending but also include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank does not provide the services of a trust department.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro and Asheboro, North Carolina and the areas immediately surrounding Greensboro and Asheboro, all of which are located in Guilford and Randolph Counties, North Carolina.

Competition

Commercial banking in the bank’s primary service area and in North Carolina as a whole is extremely competitive with state laws permitting state-wide branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 20 other commercial banks operate over 130 full service offices, including all of the largest banks in North Carolina. In Randolph County, 13 other commercial banks operate over 40 full service branch offices.

Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Office location, office hours, customer service, community reputation and continuity of personnel are also important competitive factors. Many of the bank’s competitors have greater resources, broader geographic markets and higher lending limits, and can offer more products and better afford and make more effective use of media advertising, support services and electronic technology than the bank. The bank depends on its reputation as a community bank in its local market, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

Employees

The bank currently employs 45 full-time equivalent employees. We do not have any officers or employees who are not also officers or employees of Carolina Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

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

The Bank Holding Company Act

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and are required to register as such with the Board of Governors of the Federal Reserve System. A bank holding company is required to file annual reports and other information regarding its business operations and those of its subsidiaries with the Federal Reserve Board. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of any bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company must engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

DEPOSIT INSURANCE. As a member institution of the FDIC, the bank’s deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. Each member institution is required to pay quarterly deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

CAPITAL REQUIREMENTS. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2003, we were classified as “well-capitalized” with Tier 1 and Total Risk - Based Capital of 11.52% and 12.62% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

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

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

•	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

•	the establishment of uniform accounting standards by federal banking agencies,

•	the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

•	additional grounds for the appointment of a conservator or receiver, and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

MISCELLANEOUS. The dividends that may be paid by us are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid by Carolina Bank unless its capital surplus is at least 50% of its paid-in capital.

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

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999 allows a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

Recent Legislative Developments

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grant the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operation of financial institutions. This act has not had a material adverse impact on our operations.

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

ITEM 2: PROPERTIES

The following table sets forth the location of our offices:

OFFICE LOCATION	YEAR OPENED	APPROX. SQUARE FOOTAGE	OWN/LEASE
Main Office
2604 Lawndale Drive	2000	12,000	Own
Greensboro, NC

Friendly Center Office
3124 Friendly Avenue	1996	5,300	Lease
Greensboro, NC

Jefferson Village Office
1601 Highwoods Blvd.	2001	3,000	Own
Greensboro, NC

Asheboro Office	2004(1)	5,800	Own
335 S. Fayetteville Street
Asheboro, NC

(1)	The Asheboro office initially operated out of a leased facility during 2003.

ITEM 3: LEGAL PROCEEDINGS

Other than in the normal course of business, there were, as of December 31, 2003, no pending legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Summary

Our common stock is listed on the Nasdaq SmallCap Market, and trades under the symbol, “CLBH.” As of December 31, 2003, we had issued and outstanding 1,873,563 shares of common stock which were held by approximately 1,000 shareholders.

No cash dividends were paid in 2003 or 2002.

Additional information regarding our common stock, including a table which gives the high and low sale prices for our common stock in each of the calendar quarters in 2003 and 2002, is incorporated by reference to page 18 of the Proxy Statement.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS

Incorporated by reference to pages 19-34 of the Proxy Statement.

ITEM 7: FINANCIAL STATEMENTS

Incorporated by reference to pages 35-60 of the Proxy Statement.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants.

ITEM 8a: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of December 31, 2003. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Incorporated by reference to pages 3-7 and 9-10 of the Proxy Statement. We have adopted a Code of Ethics that applies, among others, to our principal executive officer and principal financial officer. Our Code of Ethics is available to any person, without charge, upon written request submitted to T. Allen Liles, Carolina Bank Holdings, Inc., 2604 Lawndale Drive, Greensboro, North Carolina 27408.

ITEM 10: EXECUTIVE COMPENSATION

Incorporated by reference to pages 10-13 of the Proxy Statement

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to pages 3-5 of the Proxy Statement.

In 1997, the Bank’s shareholders approved the Carolina Bank 1997 Nonqualified Stock Option Plan for Directors (the “Nonqualified Plan”) and the 1997 Incentive Stock Option Plan (the “Incentive Plan”). Both plans were adopted by us upon our organization as the bank’s holding company. All options to purchase shares of our stock under the Nonqualified Plan have been granted. The maximum number of options available for grant under the Nonqualified Plan is 78,368 (adjusted for 10% stock dividends paid in 2000 and 2001). The maximum number of options to purchase shares of our stock available for grant under the Incentive Plan is 178,368 (adjusted for 10% stock dividends paid in 2000 and 2001). Of the maximum number of options available for grant, 52,452 were outstanding under the Nonqualified Plan and 88,385 were outstanding under the Incentive Plan at December 31, 2003. Option prices for both plans are established at market value at the time of grant. The following chart contains details of the grants:

Plan Category	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	Nonstatutory – 52,452 Incentive – 88,385	$8.93 10.64	-0- 76,056

Equity compensation plans not approved by security holders	None	N/A	None

Total	140,837	$10.00	76,056

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to pages 7 and 13 of the Proxy Statement.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i)	Articles of Incorporation of Carolina Bank Holdings, Inc.*

3(ii)	Bylaws of the Carolina Bank Holdings, Inc.*

10(i)	Employment Agreement between the Bank and Robert T. Braswell, dated May 21, 1996**

10(ii)	Employment Agreement between the Bank and T. Allen Liles, dated July 24, 2001***

10(iii)	1997 Incentive Stock Option Plan****

10(iv)	1997 Nonqualified Stock Option Plan****

10(v)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell *****

10(vi)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles *****

10(vii)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen *****

10(viii)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell *****

10(ix)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles *****

10(x)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen *****

10(xi)	Carolina Bank Directors’ Deferral Plan *****

21	Subsidiaries of the registrant *****

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32(i)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

99	Proxy Statement for the 2004 Annual Meeting of Shareholders******

*	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission.).

**	Previously filed on Form F-1 of Carolina Savings Bank SSB, Inc. with the Federal Deposit Insurance Corporation for the year ended December 31, 1996, and incorporated herein by reference.
***	Incorporated by reference to Form 10-QSB of Carolina Bank Holdings, Inc. (Filed November 9, 2001 with the Securities and Exchange Commission).
****	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).
*****	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).
******	As filed with the SEC pursuant to Rule 14a-6(b).

(b) Reports on Form 8-K

During the quarter ended December 31, 2003, we filed one Current Report on Form 8-K on October 15, 2003 (reporting under Items 5, 7 and 12).

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to pages 13-14 of the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.
(Registrant)

By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date:	March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert T. Braswell Robert T. Braswell President & Chief Executive Officer	March 29, 2004

/s/ Gary N. Brown Gary N. Brown Vice Chairman	March 29, 2004

/s/ George E. Carr George E. Carr Director	March 29, 2004

/s/ Marlene H. Cato Marlene H. Cato Director	March 29, 2004

/s/ John D. Cornet John D. Cornet Chairman of the Board of Directors	March 29, 2004

/s/ Judy H. Fuller Judy H. Fuller Director	March 29, 2004

/s/ James E. Hooper James E. Hooper Director	March 29, 2004

/s/ Edward A. Hoyle Edward A. Hoyle Vice Chairman	March 29, 2004

/s/ Kenneth C. Mayer, Jr. Kenneth C. Mayer, Jr. Director	March 29, 2004

/s/ T. Gray McCaskill T. Gray McCaskill Director	March 29, 2004

/s/ Julius L. Young Julius L. Young Director	March 29, 2004

/s/ T. Allen Liles T. Allen Liles Secretary, Treasurer and Principal Accounting Officer	March 29, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number
3(i)	Articles of Incorporation	*

3(ii)	Bylaws	*

10(i)	Employment Agreement of Robert T. Braswell	*

10(ii)	Employment Agreement of T. Allen Liles	*

10(iii)	1997 Incentive Stock Option Plan	*

10(iv)	1997 Nonqualified Stock option Plan	*

10(v)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell	*

10(vi)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles	*

10(vii)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen	*

10(viii)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell	*

10(ix)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles	*

10(x)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen	*

10(xi)	Carolina Bank Directors’ Deferral Plan	*

21	Subsidiaries of the registrant	*

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32(i)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99	Proxy Statement for the 2004 Annual Meeting of Shareholders	**

*	Incorporated by reference.
**	As filed with the SEC pursuant to Rule 14a-6(b).