Form 10QSB
period 2004-03-31
CAROLINA BANK HOLDINGS INC
filed 2004-05-05
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check ☐ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 2,249,743 shares of the Issuer’s common stock, $1.00 par value outstanding as of May 3, 2004.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$5,620,807	$3,503,257
Federal funds sold	7,468,000	11,817,000
Investment securities available-for-sale, at fair value	24,374,626	23,718,850
Investment securities held-to-maturity, at amortized cost	5,150,064	5,362,603
Loans	185,993,726	172,574,521
Less allowance for loan losses	(2,315,771)	(2,149,653)

Net loans	183,677,955	170,424,868
Premises and equipment, net	6,794,328	6,131,419
Other assets	6,216,008	6,052,513

Total assets	$239,301,788	$227,010,510

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$21,163,476	$21,374,028
NOW, money market and savings	46,833,045	48,910,868
Time	129,517,148	113,283,853

Total deposits	197,513,669	183,568,749

Federal Home Loan Bank advances	14,217,534	15,933,572
Securities sold under agreements of repurchase	3,267,297	3,516,508
Junior subordinated debentures	3,100,000	3,100,000
Other liabilities and accrued expenses	1,152,707	1,328,256

Total liabilities	219,251,207	207,447,085

Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 1,873,563 at 3/31/04 and at 12/31/03	1,873,563	1,873,563
Additional paid-in capital	16,241,644	16,241,644
Retained earnings	1,727,051	1,370,310
Accumulated other comprehensive income	208,323	77,908

Total stockholders’ equity	20,050,581	19,563,425

Total liabilities and stockholders’ equity	$239,301,788	$227,010,510

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2004	2003
Interest Income:
Loans	$2,441,061	$1,986,818
Investment securities, taxable	287,377	320,885
Interest from federal funds sold	11,504	31,506
Other	647	1,662

Total interest income	2,740,589	2,340,871

Interest Expense:
NOW, money market, savings	108,670	248,965
Time deposits	658,481	607,018
Other borrowed funds	125,755	120,647

Total interest expense	892,906	976,630

Net Interest Income	1,847,683	1,364,241
Provision for Loan Losses	180,000	237,000

Net Interest Income After
Provision for Loan Losses	1,667,683	1,127,241
Non-Interest Income:
Service charges	208,003	149,118
Mortgage banking income	42,320	109,531
Securities gains, net	0	53,119
Other	44,861	112,204

Total non-interest income	295,184	423,972

Non-Interest Expense:
Salaries and benefits	760,915	721,317
Occupancy and equipment	202,946	157,658
Professional fees	87,176	32,298
Outside data processing	109,847	86,923
Advertising and promotion	104,880	87,240
Stationery, printing, supplies	80,669	68,694
Other	90,693	67,789

Total non-interest expense	1,437,126	1,221,919

Income Before Income Taxes	525,741	329,294
Income Tax Provision	169,000	99,000

Net Income	$356,741	$230,294

Net Income per Common Share:
Basic	$$0.16	$$0.10

Diluted	$$0.15	$$0.10

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2004	2003
Net income	$356,741	$230,294
Other comprehensive income (loss):
Unrealized holding (losses) arising during the period	130,415	(26,102)

Comprehensive income	$487,156	$204,192

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$356,741	$230,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180,000	237,000
Depreciation	75,855	62,217
Decrease (Increase) in other assets	(163,495)	306,123
(Decrease) in other liabilities	(175,549)	(504,745)
Other operating activities	(17,577)	(39,429)

Net cash provided by operating activities	255,975	291,460

Cash flows from investing activities:
Origination of loans, net of principal collected	(13,419,205)	(10,328,994)
Proceeds from calls and sales of investment securities available for sale	285,800	9,901,351
Purchases of investment securities available for sale	(1,581,258)	(8,719,662)
Mortgage backed securities repayments	986,331	2,003,255
Purchases of premises and equipment	(738,764)	(52,586)

Net cash (used for) investing activities	(14,467,096)	(7,196,636)

Cash flows from financing activities:
Net increase in deposits	13,944,920	6,865,223
Net (decrease) in retail repurchase agreements	(249,211)	(1,494,603)
Net (decrease) in Federal Home Loan Bank advances	(1,716,038)	(9,647)

Net cash provided by financing activities	11,979,671	5,360,973

Net (decrease) in cash and cash equivalents	(2,231,450)	(1,544,203)

Cash and cash equivalents at beginning of period	15,320,257	17,690,744

Cash and cash equivalents at end of period	$13,088,807	$16,146,541

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

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2004 and 2003, are not necessarily indicative of the results that may be expected for future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2003 and 2002, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.

Note D – Stock Split

The Board of Directors declared a 6-for-5 stock split in the form of a 20% stock dividend to shareholders of record as of April 20, 2004. All per share amounts have been adjusted to retroactively reflect the stock split.

Note E – Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note F – Stock Compensation Plans

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

	Three Months Ended March 31,
	2004	2003
Net income
As reported	$356,741	$230,294
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	(22,530)	(2,727)

Pro forma	$348,936	$227,567

Basic earnings per share:
As reported	$0.16	$0.10
Pro forma	$0.15	$0.10
Diluted earnings per share:
As reported	$0.15	$0.10
Pro forma	$0.15	$0.10

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ending March 31, 2004 and 2003: dividend yield of 0%, expected volatility of 20%, risk-free investment rate of 3.0%, and expected lives of 7 years.

Note G – Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. For the quarters ended March 31, 2004 and 2003, basic earnings per share has been computed based upon the weighted average common shares outstanding, after retroactively reflecting the 20% stock dividend in April 2004, of 2,248,276 and 2,215,817, respectively.

The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Net income	$356,741	$230,294

Weighted average outstanding shares	2,248,276	2,215,817

Dilutive effect of stock options	55,700	26,616

Weighted average diluted shares	2,303,976	2,242,433

Diluted earnings per share	$.15	$.10

Note H – Junior Subordinated Debentures

On March 7, 2001, the Company formed CBHI Capital Trust I (“CBHI Trust”), a wholly-owned subsidiary of the Company organized as a Delaware statutory trust. CBHI Trust issued $3,000,000 guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable debentures (the “Trust Preferred Securities”). The Trust Preferred Securities comprise the balance sheet of CBHI Trust. The Trust Preferred Securities pay distributions quarterly at the prime rate plus .50% (4.50% at March 31, 2004). The Holding Company purchased $100,000 of Trust Common Securities, and an investor purchased $3,000,000 of the Trust Preferred Securities. In accordance with FASB Interpretation No. 46, the Company deconsolidated CBHI Trust on January 1, 2004. Accordingly, our consolidated balance sheet now includes our $100,000 investment in Trust Common Securities in other assets and a $3,100,000 junior subordinated debenture liability. Prior periods, which previously eliminated the $100,000 investment against the liability, have been restated to reflect this change.

Note I – Impact of Recently Adopted Accounting Standards

FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. The adoption of the provisions of this FASB Interpretation, as described in Note H above, did not have a significant effect on the financial position or results of operations of the Company.

Note J – Recently Issued Accounting Standards

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. This Staff Accounting Bulletin summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this Staff Accounting Bulletin are effective after March 31, 2004. The Company does not expect that the adoption of this Staff Accounting Bulletin will have a material impact on the consolidated financial statements of the Company.

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

Comparison of Financial Condition

Assets. Our total assets increased by $12.3 million, or 5.4%, from $227.0 million at December 31, 2003, to $239.3 million at March 31, 2004. During the three month period ended March 31, 2004, cash and due from banks and Federal funds sold decreased by $2.2 million to $13.1 million, and investment securities increased by $.4 million to $29.5 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $13.4 million or 7.8% during the first three months of 2004. We make both commercial and retail loans and continue to experience steady loan demand in our primary lending markets, Guilford and Randolph Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. We opened our third full service office off New Garden Road at Jefferson Village in Greensboro in December 2001 and opened a loan production office in Asheboro in May 2002 to support future growth. The Asheboro office was converted to a full service branch in April 2003, and our new facility in Asheboro was opened in February 2004.

Liabilities. Total liabilities increased by $11.8 million, or 5.7%, from $207.4 million at December 31, 2003, to $219.3 million at March 31, 2004. Deposits increased by $13.9 million during the first three months of 2004 as time deposits grew while non-interest bearing demand and money market balances declined. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 and new office in Asheboro in 2004 were designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $41.3 million in out-of-market time deposits from other institutions and $4.1 million in brokered time deposits at March 31, 2004.

Stockholders’ Equity. Total stockholders’ equity was up $.5 million at March 31, 2004 to $20.1 million from $19.6 million at December 31, 2003 due to retention of net income and increase in other comprehensive income during the three month period.

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003

General. Net income for the three months ended March 31, 2004 and 2003, amounted to $357,000, or $0.15 per diluted share and $230,000, or $0.10 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and lower provision for loan losses.

Net interest income. Net interest income increased 35.4% to $1,848,000 for the three months ended March 31, 2004, from $1,364,000 for the three months ended March 31, 2003. Growth in interest earning assets and liabilities and a greater spread between interest earning assets and interest bearing liabilities resulted in the higher net interest income in the 2004 period. Average interest earning assets were $214.3 million and $181.6 million during the first quarters of 2004 and 2003, respectively. The net yield on average interest earning assets increased to 3.45% during the first quarter of 2004 from 3.00% during the first quarter of 2003.

Provision for loan losses. The provision for loan losses amounted to $180,000 for the three months ended March 31, 2004, as compared to $237,000 for the three months ended March 31, 2003, a decrease of 24.1%. The amount of the provision for loan losses decreased because nonperforming loans declined to $322,000 at March 31, 2004 from $1,384,000 at March 31, 2003. Net loan recoveries and charge-offs were insignificant during the first quarters of 2004 and 2003. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $295,000 for the three months ended March 31, 2004, as compared to $424,000 for the three months ended March 31, 2003. During the 2004 period, service charges on deposit and loan accounts increased 39.5% to $208,000 while mortgage banking income decreased 61.4% to $42,000. Mortgage banking income represents fees realized from originating residential mortgage loans for others and decreased due to less refinancing by customers. The 2003 period included $53,000 in securities gains. Other non-interest income in the 2004 period included a pass through loss of $27,000 from an investment in a small business venture and less investment services income than in 2003.

Non-interest expense. Total non-interest expense amounted to $1,437,000 for the three months ended March 31, 2004, as compared to $1,222,000 for the three months ended March 31, 2003. This increase of 17.6% was primarily due to expenses related to our growth during the past year and to the new Asheboro office opened in late February 2004. Advertising increased $55,000 in the 2004 period to $87,000 as the new Asheboro office was promoted along with several new checking account enhancements.

Income taxes. Income taxes amounted to $169,000, or 32.1% of taxable income, for the three month period ended March 31, 2004, as compared to $99,000, or 30.1% of taxable income, for the three month period ended March 31, 2003.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $448,000 at March 31, 2004, compared to $354,000 at December 31, 2003. Non-performing assets, as a percentage of total assets, were .19% at March 31, 2004, compared to .16% at December 31, 2003 and .81% at March 31, 2003. There were no loans 90 days or more past due and still accruing interest at March 31, 2004 and $33,000 at December 31, 2003. Foreclosed real estate was $126,000 at March 31, 2004 and December 31, 2003. There was no foreclosed real estate at March 31, 2003.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2004, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

(b.) Reports on Form 8-K

On February 3, 2004, the Company filed a report on Form 8-K to announce a presentation at the Southeast Super-Community Bank Conference in Atlanta on February 3, 2004. A copy of the presentation was attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: May 3, 2004	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 3, 2004	By:	/s/ T. Allen Liles
T. Allen Liles
Executive Vice President and Chief Financial Officer