Form 10QSB
period 2004-06-30
CAROLINA BANK HOLDINGS INC
filed 2004-07-23
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 2,249,743 shares of the Issuer’s common stock, $1.00 par value outstanding as of July 21, 2004.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets (unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$4,099,061	$3,503,257
Federal funds sold	1,382,984	11,817,000
Investment securities available-for-sale, at fair value	28,940,655	23,718,850
Investment securities held-to-maturity, at amortized cost	4,873,811	5,362,603
Loans	194,141,326	172,574,521
Less allowance for loan losses	(2,435,699)	(2,149,653)

Net loans	191,705,627	170,424,868
Premises and equipment, net	6,695,629	6,131,419
Other assets	7,304,722	6,052,513

Total assets	$245,002,489	$227,010,510

Liabilities and Stockholders' Equity
Deposits
Noninterest bearing demand	$20,897,195	$21,374,028
NOW, money market and savings	46,393,393	48,910,868
Time	133,641,336	113,283,853

Total deposits	200,931,924	183,568,749

Federal Home Loan Bank advances	17,201,313	15,933,572
Securities sold under agreements ot repurchase	2,215,739	3,516,508
Trust preferred securities	3,100,000	3,100,000
Other liabilities and accrued expenses	1,677,680	1,328,256

Total liabilities	225,126,656	207,447,085

Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 2,249,743 at 6/30/04 and 1,873,563 at 12/31/03	2,249,743	1,873,563
Additional paid-in capital	15,876,152	16,241,644
Retained earnings	2,075,015	1,370,310
Accumulated other comprehensive income	(325,077)	77,908

Total stockholders’ equity	19,875,833	19,563,425

Total liabilities and stockholders’ equity	$245,002,489	$227,010,510

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income:
Loans	$2,537,107	$2,099,525	$4,978,168	$4,086,343
Investment securities, taxable	301,198	287,665	588,575	608,550
Interest from federal funds sold	15,161	23,878	26,665	55,384
Other	1,550	5,760	2,197	7,422

Total interest income	2,855,016	2,416,828	5,595,605	4,757,699

Interest Expense:
NOW, money market, savings	102,714	179,805	211,384	428,770
Time deposits	732,489	573,730	1,390,970	1,180,748
Other borrowed funds	125,265	124,810	251,020	245,457

Total interest expense	960,468	878,345	1,853,374	1,854,975

Net Interest Income	1,894,548	1,538,483	3,742,231	2,902,724
Provision for Loan Losses	133,000	135,000	313,000	372,000

Net Interest Income After Provision for Loan Losses	1,761,548	1,403,483	3,429,231	2,530,724
Non-Interest Income:
Service charges	217,249	183,130	425,252	338,419
Mortgage banking income	76,539	95,552	118,859	205,083
Securities gains, net	—	—	—	53,119
Repossessed asset losses & writedowns	—	(84,975)	—	(91,146)
Other	57,342	47,108	102,203	159,312

Total non-interest income	351,130	240,815	646,314	664,787

Non-Interest Expense:
Salaries and benefits	819,022	678,975	1,579,937	1,400,292
Occupancy and equipment	202,920	164,753	405,866	322,411
Professional fees	144,783	107,740	254,631	194,663
Outside data processing	118,800	91,899	223,680	179,139
Advertising and promotion	89,983	49,571	177,159	74,069
Stationary, printing, supplies	87,796	75,503	168,465	144,197
Other	125,211	99,783	215,903	175,372

Total non-interest expense	1,588,515	1,268,224	3,025,641	2,490,143

Income Before Income Taxes	524,163	376,074	1,049,904	705,368
Income Tax Provision	176,200	126,500	345,200	225,500

Net income	$347,963	$249,574	$704,704	$479,868

Net Income per Common Share:
Basic	$0.15	$0.11	$0.31	$0.22

Diluted	$0.15	$0.11	$0.31	$0.21

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Losses) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$347,963	$249,574	$704,704	$479,868
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax	(533,400)	(19,921)	(402,985)	(10,464)

Reclassification adjustment for gain included in net income, net of tax	—	—	—	(35,059)

Comprehensive income	$(185,437)	$229,653	$301,719	$434,345

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$704,704	$479,868
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	313,000	372,000
Depreciation	160,098	127,116
(Gain) on sale of securities	—	(53,119)
Decrease (Increase) in other assets	(961,328)	218,144
Increase (Decrease) in other liabilities	349,424	(727,359)
Other operating activities	(51,596)	(58,249)

Net cash provided by operating activities	514,302	358,401

Cash flows from investing activities:
Origination of loans, net of principal collected	(21,566,805)	(16,937,647)
Proceeds from calls and sales of investment securities available for sale	285,800	15,666,451
Purchases of investment securities available for sale	(8,237,493)	(18,981,257)
Mortgage backed securities repayments	2,549,457	4,565,563
Purchases of premises and equipment	(724,308)	(368,986)

Net cash (used for) investing activities	(27,693,349)	(16,055,876)

Cash flows from financing activities:
Net increase in deposits	17,363,175	10,990,003
Net (decrease) in retail repurchase agreements	(1,300,769)	(1,330,944)
Net increase in Federal Home Loan Bank advances	1,267,741	1,980,584
Proceeds from exercised stock options	10,688	158,001

Net cash provided by financing activities	17,340,835	11,797,644

Net increase (decrease) in cash and cash equivalents	(9,838,212)	(3,899,831)

Cash and cash equivalents at beginning of period	15,320,257	17,690,744

Cash and cash equivalents at end of period	$5,482,045	$13,790,913

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

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for future periods.

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

Note D – Stock Split

The Board of Directors declared a 6-for-5 stock split effected in the form of a 20% stock dividend to shareholders of record as of April 20, 2004. All per share amounts have been adjusted to retroactively reflect the stock split.

Note E -Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note F -Stock Compensation Plans

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income
As reported	$347,963	$249,574	$704,704	$479,868
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	15,310	2,273	37,840	5,001

Pro forma	$332,653	$247,301	$666,864	$474,867

Basic earnings per share:
As reported	$0.15	$0.11	$0.31	$0.22
Pro forma	$0.15	$0.11	$0.30	$0.22

Diluted earnings per share:
As reported	$0.15	$0.11	$0.31	$0.21
Pro forma	$0.14	$0.11	$0.29	$0.21

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three- and six-month periods ending June 30, 2004 and 2003: dividend yield of 0%, expected volatility of 20%, risk-free investment rate of 3.0%, and expected lives of 7 years.

Note G -Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. For the quarters ended June 30, 2004 and 2003, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,249,293 and 2,219,596, respectively. For the six months ended June 30, 2004 and 2003, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,248,785 and 2,217,707, respectively.

The only “potential common stock” of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Net income		$347,963		$249,574		$704,704		$479,868

Weighted average outstanding shares		2,249,293		2,219,596		2,248,785		2,217,707

Dilutive effect of stock options		46,377		39,768		51,038		33,192

Weighted average diluted shares		2,295,670		2,259,364		2,299,823		2,250,899

Diluted earnings per share	$	. 15	$	. 11	$	. 31	$	. 21

Note H – Junior Subordinated Debentures

On March 7, 2001, the Company formed CBHI Capital Trust I (“CBHI Trust”), a wholly-owned subsidiary of the Company organized as a Delaware statutory trust. CBHI Trust issued $3,000,000 guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable debentures (the “Trust Preferred Securities”). The Trust Preferred Securities comprise the balance sheet of CBHI Trust. The Trust Preferred Securities pay distributions quarterly at the prime rate plus .50% (4.75% at July 1, 2004). The Holding Company purchased $100,000 of Trust Common Securities, and an investor purchased $3,000,000 of the Trust Preferred Securities. In accordance with FASB Interpretation No. 46, the Company deconsolidated CBHI Trust on January 1, 2004. Accordingly, our consolidated balance sheet now includes our $100,000 investment in Trust Common Securities in other assets and a $3,100,000 junior subordinated debenture liability. Prior periods, which previously eliminated the $100,000 investment against the liability, have been restated to reflect this change.

Note I– Impact of Recently Adopted Accounting Standards

FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, as amended by FASB Interpretation No. 46R, was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. The adoption of the provisions of this FASB Interpretation, as described in Note H above, did not have a significant effect on the financial position or results of operations of the Company.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. This Staff Accounting Bulletin summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this Staff Accounting Bulletin were effective after March 31, 2004. The adoption of this Staff Accounting Bulletin did not have a material impact on the consolidated financial statements of the Company.

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

Comparison of Financial Condition

Assets. Our total assets increased by $18.0 million, or 7.9%, from $227.0 million at December 31, 2003, to $245.0 million at June 30, 2004. During the six month period ended June 30, 2004, cash and due from banks and Federal funds sold decreased by $9.8 million to $5.5 million and investment securities increased by $4.7 million to $33.8 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $21.6 million or 12.5% during the first half of 2004. We make both commercial and retail loans and continue to experience steady loan demand in our primary lending markets, Guilford and Randolph Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. We opened our third full service office off New Garden Road at Jefferson Village in Greensboro in December 2001 and opened a loan production office in Asheboro in May 2002 to support future growth. The Asheboro office was converted to a full service branch in April 2003, and our new office facility in Asheboro was opened in February 2004.

Liabilities. Total liabilities increased by $17.7 million, or 8.5%, from $207.4 million at December 31, 2003, to $225.1 million at June 30, 2004. Deposits increased by $17.4 million during the first six months of 2004 as time balances grew while non-interest bearing demand and money market balances declined. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 and the new office in Asheboro in 2004 were designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $37.1 million in out-of-market time deposits from other institutions and $4.1 million in brokered time deposits at June 30, 2004.

Stockholders’ Equity. Total stockholders’ equity was up $.3 million at June 30, 2004 to $19.9 million from $19.6 million at December 31, 2003 due to retention of net income which was partially reduced by a decline in accumulated other comprehensive income. Other comprehensive income decreased because the value of investment securities available-for-sale declined in value due to rising intermediate and long-term interest rates.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003

General. Net income for the three months ended June 30, 2004 and 2003, amounted to $348,000, or $0.15 per diluted share and $250,000, or $0.11 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher non-interest income.

Net interest income. Net interest income increased 23.1% to $1,895,000 for the three months ended June 30, 2004, from $1,538,000 for the three months ended June 30, 2003. Growth in interest earning assets and liabilities and a greater spread between interest earning assets and interest bearing liabilities resulted in the higher net interest income in the 2004 period. Average interest earning assets were $222.7 million and $187.6 million during the second quarters of 2004 and 2003, respectively. The net yield on average interest earning assets was 3.40% and 3.28% during the second quarters of 2004 and 2003, respectively.

Provision for loan losses. The provision for loan losses amounted to $133,000 and $135,000 for the three months ended June 30, 2004 and 2003, respectively. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $351,000 for the three months ended June 30, 2004, as compared to $241,000 for the three months ended June 30, 2003. During the 2004 period, service charges on deposit and loan accounts increased 18.6% to $217,000 while mortgage banking income decreased 19.9% to $77,000. Mortgage banking income represents fees realized from originating residential mortgage loans for others and decreased due to less refinancing by customers. Repossessed asset losses of $85,000 in the second quarter of 2003 represented the write-down of heavy equipment. There were no repossessed asset losses in 2004.

Non-interest expense. Total non-interest expense amounted to $1,589,000 for the three months ended June 30, 2004, as compared to $1,268,000 for the three months ended June 30, 2003. This increase of 25.3% was primarily due to expenses related to our growth during the past year and to the new Asheboro office opened in February 2004.

Income taxes. Income taxes amounted to 33.6% of income before income taxes for the three month periods ended June 30, 2004 and 2003.

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003

General. Net income for the six months ended June 30, 2004 and 2003, amounted to $705,000, or $0.31 per diluted share and $480,000, or $0.21 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and a lower provision for loan losses.

Net interest income. Net interest income increased 28.9% to $3,742,000 for the six months ended June 30, 2004, from $2,903,000 for the six months ended June 30, 2003. Growth in interest earning assets and liabilities and a greater spread between interest earning assets and interest bearing liabilities resulted in the higher net interest income in the 2004 period.

Provision for loan losses. The provision for loan losses amounted to $313,000 and $372,000 for the six months ended June 30, 2004 and 2003, respectively. The amount of the provision for loan losses decreased in the 2004 period, in part, because net loan charge-offs declined to $27,000 in the first half of 2004 from $91,000 in the first half of 2003. The ratio of loan loss reserves to gross loans was 1.25% at June 30, 2004 and December 31, 2004 and 1.30% at June 30, 2003.

Non-interest income. A decline in mortgage banking income due to less refinancing of home loans by consumers in 2004 was the primary reason for a decline in non-interest income in the first half of 2004 to $646,000 from $665,000 in the first half of 2003. Service charges continued to improve in the first half of 2004, but there was an absence of securities gains and repossessed asset losses in the 2004 period.

Non-interest expense. Total non-interest expense amounted to $3,026,000 for the first half of 2004, as compared to $2,490,000 for the first half of 2003. This increase of 21.5% was primarily due to expenses related to our growth during the past year and to the new Asheboro office opened in February 2004.

Income taxes. Income taxes amounted to $345,000, or 32.9% of taxable income, for the six month period ended June 30, 2004, as compared to $226,000, or 32.0% of taxable income for the six month period ended June 30, 2003.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $1,041,000 at June 30, 2004, compared to $354,000 at December 31, 2003. Non-performing assets, as a percentage of total assets, were .42% at June 30, 2004, compared to .16% at December 31, 2003 and .24% at June 30, 2003. There were no loans 90 days or more past due and still accruing interest at June 30, 2004 and $33,000 at December 31, 2003. Foreclosed real estate of $714,000 at June 30, 2004 included two residential properties that were in the process of foreclosure and one residential property which had a $126,000 balance at December 31, 2003. Net loan charge-offs were $27,000 and $91,000 for the six months ended June 30, 2004 and 2003, respectively.

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

We are required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, federal funds sold, and investment securities available for-sale are the primary liquid assets of the Bank. Management regularly monitors the Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2004, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company or the Bank is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 20, 2004. A Bylaw provision that provided for the classification of the Company’s directors into three groups with staggered terms of office was ratified by shareholders with 1,059,706 votes for, 80,538 votes against and 806 votes abstaining. The existing Board of Directors was reelected for one year. The number of votes cast for, against or withheld, for each director nominee was as follows:

Director	# of votes for	# of votes withheld (against)
George E. Carr.	1,591,077	1,135
Kenneth C. Mayer	1,591,077	1,135
Julius L. Young	1,577,279	14,933
Judy H. Fuller	1,591,077	1,135
T. Gray McCaskill	1,591,077	1,135
Marlene H. Cato	1,591,077	1,135
Robert T. Braswell	1,591,277	935
James E. Hooper	1,591.277	935
Gary N. Brown	1,591,077	1,135
John D. Cornet	1,591,077	1,135

Cherry, Bekaert & Holland, L.L.P. was ratified as the Company’s independent public accountants for 2004 with 1,545,830 votes for, 5,867 votes against and 40,515 votes abstaining. There were 1,873,563 shares of common stock outstanding and eligible to vote on the record date of February 27, 2004.

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

.	Carolina Bank Holdings, Inc

Date: July 22, 2004	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: July 22, 2004	By:	/s/ T. Allen Liles
T. Allen Liles
Executive Vice President and Chief Financial Officer