Form 10QSB
period 2004-09-30
CAROLINA BANK HOLDINGS INC
filed 2004-11-05
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check ☒ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 2,251,195 shares of the Issuer’s common stock, $1.00 par value outstanding as of November 1, 2004.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets (unaudited)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$7,408,186	$3,503,257
Federal funds sold	819,000	11,817,000
Investment securities available-for-sale, at fair value	33,866,641	23,718,850
Investment securities held-to-maturity, at amortized cost	4,680,460	5,362,603
Loans	208,652,758	172,574,521
Less allowance for loan losses	(2,627,669)	(2,149,653)

Net loans	206,025,089	170,424,868
Premises and equipment, net	6,622,542	6,131,419
Other assets	7,815,012	6,052,513

Total assets	$267,236,930	$227,010,510

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$20,069,386	$21,374,028
NOW, money market and savings	43,113,389	48,910,868
Time	156,153,867	113,283,853

Total deposits	219,336,642	183,568,749

Federal Home Loan Bank advances	18,384,908	15,933,572
Securities sold under agreements to repurchase	3,330,689	3,516,508
Junior Subordinated Debentures	3,100,000	3,100,000
Other liabilities and accrued expenses	2,305,351	1,328,256

Total liabilities	246,457,590	207,447,085

Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 2,251,195 at 9/30/04 and 1,873,563 at 12/31/03	2,251,195	1,873,563
Additional paid-in capital	15,886,699	16,241,644
Retained earnings	2,526,227	1,370,310
Accumulated other comprehensive income	115,219	77,908

Total stockholders’ equity	20,779,340	19,563,425

Total liabilities and stockholders’ equity	$267,236,930	$227,010,510

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income:
Loans	$2,963,894	$2,062,361	$7,942,062	$6,148,704
Investment securities, taxable	352,044	321,202	940,619	929,752
Interest from federal funds sold	19,550	16,949	46,215	72,333
Other	2,700	3,694	4,897	11,116

Total interest income	3,338,188	2,404,206	8,933,793	7,161,905

Interest Expense:
NOW, money market, savings	25,092	139,630	236,476	568,400
Time deposits	952,825	585,936	2,343,795	1,766,684
Other borrowed funds	151,779	127,658	402,799	373,115

Total interest expense	1,129,696	853,224	2,983,070	2,708,199

Net Interest Income	2,208,492	1,550,982	5,950,723	4,453,706
Provision for Loan Losses	236,000	95,000	549,000	467,000

Net Interest Income After
Provision for Loan Losses	1,972,492	1,455,982	5,401,723	3,986,706
Non-Interest Income:
Service charges	182,674	212,657	607,926	551,076
Mortgage banking income	56,390	165,027	175,249	370,110
Securities gains, net	—	—	—	53,119
Repossessed asset losses & writedowns	—	(25,000)	—	(116,146)
Other	47,136	54,492	149,339	213,804

Total non-interest income	286,200	407,176	932,514	1,071,963

Non-Interest Expense:
Salaries and benefits	832,242	741,540	2,412,179	2,141,832
Occupancy and equipment	202,364	195,544	608,230	517,955
Professional fees	160,143	92,638	414,774	287,301
Outside data processing	110,645	87,570	334,325	266,709
Advertising and promotion	56,435	57,148	233,594	131,217
Stationary, printing, supplies	78,464	69,084	246,929	213,281
Other	121,187	125,688	337,090	301,060

Total non-interest expense	1,561,480	1,369,212	4,587,121	3,859,355

Income Before Income Taxes	697,212	493,946	1,747,116	1,199,314
Income Tax Provision	246,000	177,800	591,200	403,300

Net income	$451,212	$316,146	$1,155,916	$796,014

Net Income per Common Share:
Basic	$0.20	$0.14	$0.51	$0.36

Diluted	$0.20	$0.14	$0.50	$0.35

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Losses) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$451,212	$316,146	$1,155,916	$796,014
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax	440,296	(251,367)	37,311	(261,831)
Reclassification adjustment for gain included in net income, net of tax	—	—	—	(35,059)

Comprehensive income	$891,508	$64,779	$1,193,227	$499,124

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,155,916	$796,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	549,000	467,000
Depreciation	245,537	195,197
(Gain) on sale of securities	—	(53,119)
(Increase) in other assets	(1,617,720)	(102,565)
Increase (Decrease) in other liabilities	977,095	(634,837)
Other operating activities	(83,766)	(320,283)

Net cash provided by operating activities	1,226,062	347,407

Cash flows from investing activities:
Origination of loans, net of principal collected	(36,149,221)	(22,892,176)
Proceeds from calls and sales of investment securities available for sale	285,800	24,131,451
Purchases of investment securities held to maturity	—	(4,451,117)
Purchases of investment securities available for sale	(13,282,950)	(31,069,765)
Mortgage backed securities repayments	3,507,801	6,844,167
Purchase of bank owned life insurance	—	(1,699,700)
Purchases of premises and equipment	(736,660)	(712,371)

Net cash (used for) investing activities	(46,375,230)	(29,849,511)

Cash flows from financing activities:
Net increase in deposits	35,767,893	13,828,558
Net (decrease) in retail repurchase agreements	(185,819)	(1,009,309)
Net increase in Federal Home Loan Bank advances	2,451,336	9,358,958
Proceeds from exercised stock options	22,687	213,149

Net cash provided by financing activities	38,056,097	22,391,356

Net (decrease) in cash and cash equivalents	(7,093,071)	(7,110,748)
Cash and cash equivalents at beginning of period	15,320,257	17,690,744

Cash and cash equivalents at end of period	$8,227,186	$10,579,996

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

Note B – Consolidation

The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, the Bank, which collectively are referred to as the “Company”. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income
As reported	$451,212	$316,146	$1,155,916	$796,014
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	91,355	7,805	129,194	12,806

Pro forma	$359,857	$308,341	$1,026,722	$783,208

Basic earnings per share:
As reported	$0.20	$0.14	$0.51	$0.36
Pro forma	$0.16	$0.14	$0.46	$0.35

Diluted earnings per share:
As reported	$0.20	$0.14	$0.50	$0.35
Pro forma	$0.16	$0.14	$0.45	$0.35

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three- and nine-month periods ending September 30, 2004 and 2003: dividend yield of 0%, expected volatility of 20%, risk-free investment rate of 4.0% (3.0% for the 2003 periods), and expected lives of 7 years.

Note G -Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. For the quarters ended September 30, 2004 and 2003, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,250,098 and 2,239,309, respectively. For the nine months ended September 30, 2004 and 2003, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,249,222 and 2,224,907, respectively.

The only “potential common stock” of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$451,212	$316,146	$1,155,916	$796,014

Weighted average outstanding shares	2,250,098	2,239,309	2,249,222	2,224,907

Dilutive effect of stock options	55,832	44,343	52,637	36,909

Weighted average diluted shares	2,305,930	2,283,652	2,301,859	2,261,816

Diluted earnings per share	$0.20	$0.14	$0.50	$0.35

Note H – Junior Subordinated Debentures

On March 7, 2001, the Company formed CBHI Capital Trust I (“CBHI Trust”), a wholly-owned subsidiary of the Company organized as a Delaware statutory trust. CBHI Trust issued $3,000,000 guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable debentures (the “Trust Preferred Securities”). The Trust Preferred Securities comprise the balance sheet of CBHI Trust. The Trust Preferred Securities pay distributions quarterly at the prime rate plus .50% (5.25% at October 1, 2004). The Holding Company purchased $100,000 of Trust Common Securities, and an investor purchased $3,000,000 of the Trust Preferred Securities. In accordance with FASB Interpretation No. 46, the Company deconsolidated CBHI Trust on January 1, 2004. Accordingly, our consolidated balance sheet now includes our $100,000 investment in Trust Common Securities in other assets and a $3,100,000 junior subordinated debenture liability. Prior periods, which previously eliminated the $100,000 investment against the liability, have been restated to reflect this change.

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

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of our business include, but are not limited to, changes in economic conditions, changes in interest rates, and changes in laws and regulations. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Statements included in this report should be read in conjunction with our most recent Annual Report on Form 10-KSB which is incorporated into this discussion by reference.

Comparison of Financial Condition

Assets. Our total assets increased by $40.2 million, or 17.7%, from $227.0 million at December 31, 2003, to $267.2 million at September 30, 2004. During the nine month period ended September 30, 2004, cash and due from banks and Federal funds sold decreased by $7.1 million to $8.2 million and investment securities increased by $9.5 million to $38.5 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $36.1 million or 20.9% during the first nine months of 2004. We make both commercial and retail loans and continue to experience steady loan demand in our primary lending markets, Guilford and Randolph Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. We opened our third full service office off New Garden Road at Jefferson Village in Greensboro in December 2001 and opened a loan production office in Asheboro in May 2002 to support future growth. The Asheboro office was converted to a full service branch in April 2003, and our new office facility in Asheboro was opened in February 2004.

Liabilities. Total liabilities increased by $39.0 million, or 18.8%, from $207.4 million at December 31, 2003, to $246.5 million at September 30, 2004. Deposits increased by $35.8 million during the first nine months of 2004 as time balances grew while non-interest bearing demand and money market balances declined. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 and the new office in Asheboro in 2004 were designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $35.8 million in out-of-market time deposits from other institutions and $17.0 million in brokered time deposits at September 30, 2004 compared to $39.7 million and $4.1 million, respectively, in these deposits at December 31, 2003.

Stockholders’ Equity. Total stockholders’ equity was up $1.2 million at September 30, 2004 to $20.8 million from $19.6 million at December 31, 2003 primarily due to retention of net income.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

General. Net income for the three months ended September 30, 2004 and 2003, amounted to $451,000, or $0.20 per diluted share and $316,000, or $0.14 per diluted share, respectively. The increase in net income was primarily due to higher net interest income.

Net interest income. Net interest income increased 42.4% to $2,208,000 for the three months ended September 30, 2004, from $1,551,000 for the three months ended September 30, 2003. Growth in interest earning assets and liabilities and a greater spread between interest earning assets and interest bearing liabilities resulted in the higher net interest income in the 2004 period. Average interest earning assets were $246.1 million and $191.8 million during the third quarters of 2004 and 2003, respectively. The net yield on average interest earning assets was 3.59% and 3.23% during the third quarters of 2004 and 2003, respectively.

Provision for loan losses. The provision for loan losses amounted to $236,000 and $95,000 for the three months ended September 30, 2004 and 2003, respectively. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $286,000 for the three months ended September 30, 2004, as compared to $407,000 for the three months ended September 30, 2003. During the 2004 period, service charges on deposit and loan accounts decreased 14.1% to $183,000 while mortgage banking income decreased 65.8% to $56,000. Service charges declined from fewer NSF fees and lower commercial service charges. Mortgage banking income represents fees realized from originating residential mortgage loans for others and decreased due to less refinancing by customers. Repossessed asset losses of $25,000 in the third quarter of 2003 represented the write-down of heavy equipment. There were no repossessed asset losses in 2004.

Non-interest expense. Total non-interest expense amounted to $1,561,000 for the three months ended September 30, 2004, as compared to $1,369,000 for the three months ended September 30, 2003. This increase of 14.0% was primarily due to expenses related to our growth during the past year and to the new Asheboro office opened in February 2004.

Income taxes. Income taxes amounted to 35.3% and 36.0% of income before income taxes for the three month periods ended September 30, 2004 and 2003, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

General. Net income for the nine months ended September 30, 2004 and 2003, amounted to $1,156,000, or $0.50 per diluted share and $796,000, or $0.35 per diluted share, respectively. The increase in net income was primarily due to higher net interest income.

Net interest income. Net interest income increased 33.6% to $5,951,000 for the nine months ended September 30, 2004, from $4,454,000 for the nine months ended September 30, 2003. Growth in interest earning assets and liabilities and a greater spread between interest earning assets and interest bearing liabilities resulted in the higher net interest income in the 2004 period.

Provision for loan losses. The provision for loan losses amounted to $549,000 and $467,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase was primarily due to higher loan growth in 2004 than 2003. The ratio of loan loss reserves to gross loans was 1.26% at September 30, 2004, 1.25% at December 31, 2004, and 1.30% at September 30, 2003.

Non-interest income. A decline in mortgage banking income due to less refinancing of home loans by consumers in 2004 was the primary reason for a decline in non-interest income in the first nine months of 2004 to $933,000 from $1,072,000 in the first nine months of 2003. There was an absence of securities gains and repossessed asset losses in the 2004 period.

Non-interest expense. Total non-interest expense amounted to $4,587,000 for the first nine months of 2004, as compared to $3,859,000 for the first nine months of 2003. This increase of 18.9% was primarily due to expenses related to our growth during the past year and to the new Asheboro office opened in February 2004.

Income taxes. Income taxes amounted to $591,000, or 33.8% of taxable income, for the nine month period ended September 30, 2004, as compared to $403,000, or 33.6% of taxable income for the nine month period ended September 30, 2003.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $1,663,000 at September 30, 2004, compared to $354,000 at December 31, 2003. Non-performing assets, as a percentage of total assets, were .62% at September 30, 2004, compared to .16% at December 31, 2003 and .53% at September 30, 2003. There were no loans 90 days or more past due and still accruing interest at September 30, 2004 and $33,000 at December 31, 2003. Foreclosed real estate of $891,000 at September 30, 2004 included four residential real estate properties. Net loan charge-offs were $71,000 and $105,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2004, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(a.) Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

(b.) Reports on Form 8-K

On July 14, 2004, the Company filed a report on Form 8-K to announce second quarter and six month 2004 earnings along with average and ending major balance sheet balances as of and for the quarter ending June 30, 2004. Financial ratios and other financial information were presented.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: November 4, 2004	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 4, 2004

	By:	/s/ T. Allen Liles
T. Allen Liles
Executive Vice President and Chief Financial Officer