Form 10KSB
period 2004-12-31
CAROLINA BANK HOLDINGS INC
filed 2005-03-28
CIK 1127160

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

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

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s revenues for the year ended December 31, 2004 were $14,038,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 25, 2005 was approximately $36,350,443.

The number of shares of the Registrant’s Common Stock outstanding on February 25, 2005 was 2,256,390.

Documents Incorporated by Reference:

1.	Proxy Statement for the 2005 Annual Meeting of Shareholders

(Parts II and III).

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FORM 10-KSB CROSS-REFERENCE INDEX

PART I

ITEM 1: DESCRIPTION OF BUSINESS

General

Carolina Bank Holdings, Inc. was incorporated under the laws of the State of North Carolina on August 19, 2000, at the direction of the Board of Directors of Carolina Bank, for the purpose of serving as the bank holding company of Carolina Bank. The bank issued all of its capital stock to us, thereby making us its sole shareholder and bank holding company.

Carolina Bank is a North Carolina chartered bank, which incorporated in August 1996 and began banking operations in November 1996. The bank’s main banking office is located at 2604 Lawndale Drive, Greensboro, North Carolina.

At December 31, 2004, we had 51 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford and Randolph Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending but also include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank does not provide the services of a trust department, but invested in a trust bank that provides trust services to community bank customers in 2004.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro and Asheboro, North Carolina and the areas immediately surrounding Greensboro and Asheboro, all of which are located in Guilford and Randolph Counties, North Carolina.

Competition

Commercial banking in the bank’s primary service area and in North Carolina as a whole is extremely competitive with state laws permitting state-wide branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 22 other commercial banks operate 131 full service offices, including all of the largest banks in North Carolina. In Randolph County, 14 other commercial banks operate 43 full service branch offices.

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

Employees

The bank currently employs 51 full-time equivalent employees. We do not have any officers or employees who are not also officers or employees of Carolina Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2004, we were classified as “well-capitalized” with Tier 1 and Total Risk—Based Capital of 11.30% and 13.61% respectively.

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

ITEM 2: PROPERTIES

The following table sets forth the location of our offices:

OFFICE LOCATION	YEAR OPENED	APPROX. SQUARE FOOTAGE	OWN/LEASE
Main Office
2604 Lawndale Drive	2000	12,000	Own
Greensboro, NC

Friendly Center Office
3124 Friendly Avenue	1996	5,300	Lease
Greensboro, NC

Jefferson Village Office
1601 Highwoods Blvd.	2001	3,000	Own
Greensboro, NC

Asheboro Office	2003(1)	5,800	Own
335 S. Fayetteville Street
Asheboro, NC

(1)	The Asheboro office initially operated out of a leased facility during 2003.

ITEM 3: LEGAL PROCEEDINGS

As of December 31, 2004, there were no pending legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Summary

Our common stock is listed on the Nasdaq SmallCap Market, and trades under the symbol, “CLBH.” As of February 25, 2005, we had issued and outstanding 2,256,390 shares of common stock which were held by approximately 1,108 shareholders.

No cash dividends were paid in 2004 or 2003.

Additional information regarding our common stock, including a table which gives the high and low sale prices for our common stock in each of the calendar quarters in 2004 and 2003, is incorporated by reference to page 17 of the Proxy Statement.

See Item 11 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-B.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS

Incorporated by reference to pages 18-32 of the Proxy Statement.

ITEM 7: FINANCIAL STATEMENTS

Incorporated by reference to pages 33-60 of the Proxy Statement.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants.

ITEM 8a: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of December 31, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There was no change in our internal control over financial reporting identified in connection with the evaluation conducted by our Chief Executive Officer and Chief Financial Officer that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8b: OTHER INFORMATION

Not applicable.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Incorporated by reference to pages 4-9 of the Proxy Statement.

We have adopted a Code of Ethics that applies, among others, to our principal executive officer and principal financial officer. Our Code of Ethics is available to any person, without charge, upon written request submitted to T. Allen Liles, Carolina Bank Holdings, Inc., 2604 Lawndale Drive, Greensboro, North Carolina 27408.

ITEM 10: EXECUTIVE COMPENSATION

Incorporated by reference to pages 9-12 of the Proxy Statement

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to pages 3-4 of the Proxy Statement.

In 1997, the Bank’s shareholders approved the Carolina Bank 1997 Nonqualified Stock Option Plan for Directors (the “Nonqualified Plan”) and the 1997 Incentive Stock Option Plan (the “Incentive Plan”). Both plans were adopted by us upon our organization as the bank’s holding company. All options to purchase shares of our stock under the Nonqualified Plan have been granted. The maximum number of options available for grant under the Nonqualified Plan is 94,042 (adjusted for stock dividends). The maximum number of options to purchase shares of our stock available for grant under the Incentive Plan is 214,042 (adjusted for stock dividends). Of the maximum number of options available for grant, 62,942 were outstanding under the Nonqualified Plan and 133,148 were outstanding under the Incentive Plan at December 31, 2004. Option prices for both plans are established at market value at the time of grant.

The following chart contains details of the grants:

Plan Category	Number of securities to be issued upon Exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nonstatutory –62,942 Incentive – 133,148	$7.44 10.01	-0- 59,686

Equity compensation plans not approved by security holders	None	N/A	None
Total	196,090	$9.19	59,686

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to pages 6 and 13 of the Proxy Statement.

ITEM 13: EXHIBITS

3(i)	Articles of Incorporation of Carolina Bank Holdings, Inc. (1)

3(ii)	Bylaws of the Carolina Bank Holdings, Inc. (1)

4	Indenture(6)

10(i)	Employment Agreement between the Bank and Robert T. Braswell, dated May 21, 1996(2)

10(ii)	Employment Agreement between the Bank and T. Allen Liles, dated July 24, 2001(3)

10(iii)	1997 Incentive Stock Option Plan(4)

10(iv)	1997 Nonqualified Stock Option Plan(4)

10(v)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell(5)

10(vi)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles(5)

10(vii)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen(5)

10(viii)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(5)

10(ix)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(5)

10(x)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(5)

10(xi)	Carolina Bank Directors’ Deferral Plan(5)

10(xii)	Amended and Restated Declaration of Trust of Carolina Capital Trust(6)

10(xiii)	Guarantee Agreement(6)

21	Subsidiaries of the Registrant

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32(i)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

99	Proxy Statement for the 2005 Annual Meeting of Shareholders(7)

(1)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission.).
(2)	Previously filed on Form F-1 of Carolina Savings Bank SSB, Inc. with the Federal Deposit Insurance Corporation for the year ended December 31, 1996, and incorporated herein by reference.
(3)	Incorporated by reference to Form 10-QSB of Carolina Bank Holdings, Inc. (Filed November 9, 2001 with the Securities and Exchange Commission).
(4)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).
(5)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).
(6)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission)
(7)	As filed with the SEC pursuant to Rule 14a-6(b).

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to pages 7-8 and 13 of the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC. (Registrant)

By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date:	March 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert T. Braswell Robert T. Braswell President & Chief Executive Officer	March 28, 2005

/s/ Gary N. Brown Gary N. Brown Vice Chairman	March 28, 2005

/s/ George E. Carr George E. Carr Director	March 28, 2005

/s/ Marlene H. Cato Marlene H. Cato Director	March 28, 2005

/s/ John D. Cornet John D. Cornet Chairman of the Board of Directors	March 28, 2005

/s/ Judy H. Fuller Judy H. Fuller Director	March 28, 2005

/s/ James E. Hooper James E. Hooper Director	March 28, 2005

/s/ J. Alexander S. Barrett J. Alexander S. Barrett Director	March 28, 2005

/s/ Kenneth C. Mayer, Jr. Kenneth C. Mayer, Jr. Director	March 28, 2005

/s/ T. Gray McCaskill T. Gray McCaskill Director	March 28, 2005

/s/ Julius L. Young Julius L. Young Director	March 28, 2005

/s/ T. Allen Liles T. Allen Liles Secretary, Treasurer and Principal Accounting Officer	March 28, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number
3(i)	Articles of Incorporation	*

3(ii)	Bylaws	*

4	Indenture	*

10(i)	Employment Agreement of Robert T. Braswell	*

10(ii)	Employment Agreement of T. Allen Liles	*

10(iii)	1997 Incentive Stock Option Plan	*

10(iv)	1997 Nonqualified Stock option Plan	*

10(v)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell	*

10(vi)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles	*

10(vii)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen	*

10(viii)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell	*

10(ix)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles	*

10(x)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen	*

10(xi)	Carolina Bank Directors’ Deferral Plan	*

10(xii)	Amended and Restated Declaration of Trust of Carolina Capital Trust	*

10(xiii)	Guarantee Agreement	*

21	Subsidiaries of the registrant	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32(i)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99	Proxy Statement for the 2005 Annual Meeting of Shareholders	**

*	Incorporated by reference.
**	As filed with the SEC pursuant to Rule 14a-6(b).