Form 10QSB
period 2005-03-31
CAROLINA BANK HOLDINGS INC
filed 2005-05-11
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check ☐ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Transitional Small Business Disclosure Format (Check One)    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 2,266,458 shares of the Issuer’s common stock, $1.00 par value outstanding as of May 9, 2005.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	March 31, 2005	December 31, 2004
	(in thousands)
Assets
Cash and due from banks	$2,697	$2,873
Federal funds sold	20,136	25,536
Securities available-for-sale, at fair value	48,173	43,035
Securities held-to-maturity, market value of $4,289 in 2005 and $4,514 in 2004	4,408	4,566
Loans	225,793	223,470
Less allowance for loan losses	(3,076)	(2,808)

Net loans	222,717	220,662
Premises and equipment, net	6,541	6,588
Other assets	8,826	8,277

Total assets	$313,498	$311,537

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$23,756	$18,416
NOW, money market and savings	97,728	87,968
Time	138,438	151,771

Total deposits	259,922	258,155

Advances from the Federal Home Loan Bank	18,352	18,368
Securities sold under agreements to repurchase	2,324	2,472
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	1,119	1,112

Total liabilities	292,027	290,417
Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 2,266,458 at 3/31/05 and 2,252,739 at 12/31/04	2,266	2,253
Additional paid-in capital	16,022	15,896
Retained earnings	3,536	3,004
Stock in directors rabbi trust	(255)	(223)
Directors deferred fees obligation	255	223
Accumulated other comprehensive income	(353)	(33)

Total stockholders’ equity	21,471	21,120

Total liabilities and stockholders’ equity	$313,498	$311,537

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Interest Income:
Loans	$3,587	$2,441
Investment securities, taxable	461	287
Interest from federal funds sold	127	12
Other	1	1

Total interest income	4,176	2,741

Interest Expense:
NOW, money market, savings	571	109
Time deposits	931	658
Other borrowed funds	263	126

Total interest expense	1,765	893

Net Interest Income	2,411	1,848
Provision for Loan Losses	280	180

Net Interest Income After Provision for Loan Losses	2,131	1,668
Non-Interest Income:
Service charges	146	208
Mortgage banking income	58	42
Other	104	45

Total non-interest income	308	295

Non-Interest Expense:
Salaries and benefits	869	761
Occupancy and equipment	218	203
Professional fees	166	110
Outside data processing	130	105
Advertising and promotion	62	87
Stationery, printing, supplies	67	80
Other	122	91

Total non-interest expense	1,634	1,437

Income Before Income Taxes	805	526
Income Tax Provision	273	169

Net income	$532	$357

Net Income per Common Share:
Basic	$0.24	$0.16

Diluted	$0.23	$0.15

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$532	$357
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(320)	130

Comprehensive income	$212	$487

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$532	$357
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	280	180
Depreciation	90	76
Deferred income tax (benefit)	(109)	(8)
Amortization (accretion) net	(4)	23
(Gain) on sale of repossessed assets	(3)	—
(Increase) in other assets	(443)	(163)
Increase (Decrease) in other liabilities	7	(176)
Other operating activities	(11)	(33)

Net cash provided by operating activities	339	256

Cash flows from investing activities:
Origination of loans, net of principal collected	(2,335)	(13,419)
Proceeds from calls and sales of investment securities available for sale	—	286
Purchases of investment securities available for sale	(6,296)	(1,581)
Repayments from mortgage backed securities available for sale	691	780
Repayments from mortgage backed securities held to maturity	153	206
Additions to premises and equipment	(43)	(739)
Proceeds from sales of repossessed assets	173	—

Net cash (used for) investing activities	(7,657)	(14,467)

Cash flows from financing activities:
Net increase in deposits	1,767	13,945
Net (decrease) in retail repurchase agreements	(148)	(249)
Net (decrease) in Federal Home Loan Bank advances	(16)	(1,716)
Proceeds from exercised stock options	139	—

Net cash provided by financing activities	1,742	11,980

Net (decrease) in cash and cash equivalents	(5,576)	(2,231)
Cash and cash equivalents at beginning of period	28,409	15,320

Cash and cash equivalents at end of period	$22,833	$13,089

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

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2005 and 2004, are not necessarily indicative of the results that may be expected for future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2004 and 2003, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.

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

	Three Months Ended March 31,
	2005	2004
Net income
As reported	$532,000	$357,000
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	—	(37,000)

Pro forma	$532,000	$320,000

Basic earnings per share:
As reported	$0.24	$0.16
Pro forma	$0.24	$0.14
Diluted earnings per share:
As reported	$0.23	$0.15
Pro forma	$0.23	$0.14

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ending March 31, 2005 and 2004: dividend yield of 0%, expected volatility of 20%, risk-free investment rate of 4.0%, and expected lives of 7 years.

Note G -Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. For the quarters ended March 31, 2005 and 2004, basic earnings per share has been computed based upon the weighted average common shares outstanding, after retroactively reflecting the 20% stock dividend in April 2004, of 2,255,469 and 2,248,276, respectively.

The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Net income	$532,000	$357,000
Weighted average outstanding shares	2,255,469	2,248,276
Dilutive effect of stock options	74,227	55,700

Weighted average diluted shares	2,329,696	2,303,976
Diluted earnings per share	$.23	$.15

Note H – Junior Subordinated Debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which carry a floating rate of three month LIBOR plus 2%. The proceeds from the sale of the debentures were used to repay $3,100,000 of unsecured junior subordinated debentures which were issued in March, 2001 and were used to fund projected loan growth. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 and Tier II capital under the Federal Reserve Board guidelines and accrue and pay distributions quarterly. The Company has entered into contractual arrangements, which in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or on or after January 7, 2010.

Note I– Impact of Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share Based Payment. SFAS No. 123 (revised) establishes standards for the accounting for transaction in which an entity exchanges its equity instruments for goods or services. This Statement, which is effective for the Company in calendar year 2006, could have a material effect on the Company’s consolidated financial statements if material future stock options are granted that are expected to vest after 2005.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 express views of the SEC staff regarding the application of Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our financial condition and results of operations. Because we have no material operations and conduct no business on our own other than owning our subsidiaries, Carolina Bank and Carolina Capital Trust, and because Carolina Capital Trust has no operations other than the issuance of its trust preferred securities, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of Carolina Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Carolina Bank Holdings, Inc. and Carolina Bank are collectively referred to herein as “we” or “us” unless otherwise noted.

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

Comparison of Financial Condition

Assets. Our total assets increased by $2.0 million, or .6%, from $311.5 million at December 31, 2004, to $313.5 million at March 31, 2005. During the three month period ended March 31, 2005, cash and due from banks and Federal funds sold decreased by $5.6 million to $22.8 million, and investment securities increased by $5.0 million to $52.6 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $2.3 million or 1.0% during the first three months of 2005. We make both commercial and retail loans and continue to experience loan demand in our primary lending markets, Guilford and Randolph Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. Our fifth office is planned for 2006 on Wendover Avenue between Greensboro and High Point, pending permits, construction contracts, and land title issues.

Liabilities. Total liabilities increased by $1.6 million, or .55%, from $290.4 million at December 31, 2004, to $292.0 million at March 31, 2005. Deposits increased by $1.8 million during the first three months of 2005 as non-interest bearing demand and money market accounts grew while time deposits declined. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 and new office in Asheboro in 2004 were designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $25.6 million in out-of-market time deposits from other institutions and $15.8 million in brokered time deposits at March 31, 2005, a decline of $10.2 million in these two types of accounts from December 31, 2004.

Stockholders’ Equity. Total stockholders’ equity was up $.4 million at March 31, 2005 to $21.5 million from $21.1 million at December 31, 2004 due to retention of net income and exercise of stock options, partially offset by a decrease in other comprehensive income during the three month period.

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004

General. Net income for the three months ended March 31, 2005 and 2004, amounted to $532,000, or $0.23 per diluted share and $357,000, or $0.15 per diluted share, respectively. The increase in net income was primarily due to higher net interest income.

Net interest income. Net interest income increased 30.5% to $2,411,000 for the three months ended March 31, 2005, from $1,848,000 for the three months ended March 31, 2004. Growth in interest earning assets and liabilities resulted in the higher net interest income in the 2005 period. Average interest earning assets were $302.7 million and $214.3 million during the first quarters of 2005 and 2004, respectively. The net yield on average interest earning assets decreased to 3.19% during the first quarter of 2005 from 3.45% during the first quarter of 2004 due to higher short term liquidity and increased non performing loans.

Provision for loan losses. The provision for loan losses amounted to $280,000 for the three months ended March 31, 2005, as compared to $180,000 for the three months ended March 31, 2004, an increase of 55.6%. The amount of the provision for loan losses increased because non-performing loans increased to $3,039,000 at March 31, 2005 from $322,000 at March 31, 2004. Net loan recoveries and charge-offs were insignificant during the first quarters of 2005 and 2004. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $308,000 for the three months ended March 31, 2005, as compared to $295,000 for the three months ended March 31, 2004. During the 2005 period, service charges on deposit and loan accounts decreased 29.8% to $146,000 while mortgage banking income increased 38.1% to $58,000. Mortgage banking income represents fees realized from originating residential mortgage loans for others. Service charges declined because the earnings allowance for commercial checking increased with higher short-term interest rates and because additional internal controls related to overdrafts resulted in a decline in non-sufficient fund fees. Other non-interest income increased $59,000 due to increased sales of non-deposit products such as annuities and mutual funds.

Non-interest expense. Total non-interest expense amounted to $1,634,000 for the three months ended March 31, 2005, as compared to $1,437,000 for the three months ended March 31, 2004. This increase of 13.7% was primarily due to expenses related to our growth during the past year. Expenses were also negatively impacted in the 2005 period from increased professional fees related to documenting internal controls as required by the Sarbanes Oxley Act of 2002 and from hiring additional staff to improve internal controls.

Income taxes. Income taxes amounted to $273,000, or 33.9% of taxable income, for the three month period ended March 31, 2005, as compared to $169,000, or 32.1% of taxable income, for the three month period ended March 31, 2004.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $3,848,000 at March 31, 2005, compared to $1,787,000 at December 31, 2004. Non-performing assets, as a percentage of total assets, were 1.23% at March 31, 2005, compared to .57% at December 31, 2004 and .19% at March 31, 2004. There were no loans 90 days or more past due and still accruing interest at March 31, 2005 or December 31, 2004. Foreclosed real estate was $691,000 at March 31, 2005, $857,000 at December 31, 2004, and $126,000 at March 31, 2004. The increase in non-accrual loans from $882,000 at December 31, 2004 to $3,039,000 at March 31, 2005 was primarily the result of two real estate loans to one relationship. Based on the collateral position of these two loans, expected personal guarantees, and loan loss reserves established during the first quarter of 2005, it is anticipated that future losses, if any, will be minimal.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2005, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Carolina Bank Holdings, Inc.

Date: May 10, 2005	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ T. Allen Liles
T. Allen Liles
Executive Vice President and Chief Financial Officer