Form 10QSB
period 2005-06-30
CAROLINA BANK HOLDINGS INC
filed 2005-08-05
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 2,267,074 shares of the Issuer’s common stock, $1.00 par value outstanding as of August 4, 2005.

Transitional Small Business Disclosure Format

(Check One)    Yes  ☐     No  ☒

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets (unaudited)

	June 30, 2005	December 31, 2004
	(in thousands)
Assets
Cash and due from banks	$6,364	$2,873
Federal funds sold	15,789	25,536
Securities available-for-sale, at fair value	52,480	43,035
Securities held-to-maturity, market value of $4,289 in 2005 and $4,514 in 2004	4,272	4,566
Loans	232,180	223,470
Less allowance for loan losses	(3,196)	(2,808)

Net loans	228,984	220,662
Premises and equipment, net	7,746	6,588
Other assets	8,889	8,277

Total assets	$324,524	$311,537

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$25,297	$18,416
NOW, money market and savings	103,738	87,968
Time	141,194	151,771

Total deposits	270,229	258,155

Advances from the Federal Home Loan Bank	18,335	18,368
Securities sold under agreements to repurchase	1,779	2,472
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	1,922	1,112

Total liabilities	302,575	290,417
Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 2,266,458 at 6/30/05 and 2,252,739 at 12/31/04	2,266	2,253
Additional paid-in capital	16,022	15,896
Retained earnings	3,938	3,004
Stock in directors rabbi trust	(278)	(223)
Directors deferred fees obligation	278	223
Accumulated other comprehensive income	(277)	(33)

Total stockholders’ equity	21,949	21,120

Total liabilities and stockholders’ equity	$324,524	$311,537

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Interest Income:
Loans	$3,770	$2,537	$7,357	$4,978
Investment securities, taxable	501	302	962	589
Interest from federal funds sold	85	15	212	27
Other	9	1	10	2

Total interest income	4,365	2,855	8,541	5,596

Interest Expense:
NOW, money market, savings	632	102	1,203	211
Time deposits	1,022	733	1,953	1,391
Other borrowed funds	306	125	569	251

Total interest expense	1,960	960	3,725	1,853

Net Interest Income	2,405	1,895	4,816	3,743
Provision for Loan Losses	450	133	730	313

Net Interest Income After Provision for Loan Losses	1,955	1,762	4,086	3,430
Non-Interest Income:
Service charges	157	217	303	425
Mortgage banking income	78	77	136	119
Other	81	57	185	102

Total non-interest income	316	351	624	646

Non-Interest Expense:
Salaries and benefits	798	819	1,667	1,580
Occupancy and equipment	219	203	437	406
Professional fees	155	145	321	255
Outside data processing	129	119	259	224
Advertising and promotion	95	90	157	177
Stationery, printing, supplies	81	88	148	168
Other	177	125	299	216

Total non-interest expense	1,654	1,589	3,288	3,026

Income Before Income Taxes	617	524	1,422	1,050
Income Tax Provision	215	176	488	345

Net income	$402	$348	$934	$705

Net Income per Common Share:
Basic	$0.18	$0.15	$0.41	$0.31

Diluted	$0.17	$0.15	$0.40	$0.31

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income	$402	$348	$934	$705
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	76	(533)	(244)	(403)

Comprehensive income	$478	$(185)	$690	$302

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$934	$705
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	730	313
Depreciation	184	160
Deferred income tax (benefit)	(156)	(83)
Amortization (accretion) net	(23)	59
(Gain) on sale of repossessed assets	(11)	—
(Increase) in other assets	(1,382)	(961)
Increase in other liabilities	810	349
Other operating activities	—	(28)

Net cash provided by operating activities	1,086	514

Cash flows from investing activities:
Origination of loans, net of principal collected	(10,267)	(21,567)
Proceeds from calls and sales of investment securites available for sale	—	286
Purchases of investment securites available for sale	(11,256)	(8,237)
Repayments from mortgage backed securites available for sale	1,472	2,074
Repayments from mortgage backed securites held to maturity	286	475
Additions to premises and equipment	(127)	(724)
Proceeds from sales of repossessed assets	1,063	—

Net cash (used for) investing activities	(18,829)	(27,693)

Cash flows from financing activities:
Net increase in deposits	12,074	17,363
Net (decrease) in retail repurchase agreements	(693)	(1,301)
Net (decrease) in Federal Home Loan Bank advances	(33)	1,268
Proceeds from exercised stock options	139	11

Net cash provided by financing activities	11,487	17,341

Net (decrease) in cash and cash equivalents	(6,256)	(9,838)
Cash and cash equivalents at beginning of period	28,409	15,320

Cash and cash equivalents at end of period	$22,153	$5,482

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

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2005 and 2004, are not necessarily indicative of the results that may be expected for future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income
As reported	$402	$348	$934	$705
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	—	15	—	38

Pro forma	$402	$333	$934	$667

Basic Earnings per share:
As reported	$0.18	$0.15	$0.41	$0.31
Pro forma	0.18	0.15	0.41	0.30

Diluted earnings per share:
As reported	$0.17	$0.15	$0.40	$0.31
Pro forma	0.17	0.14	0.40	0.29

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three- and six-month periods ending June 30, 2005 and 2004: dividend yield of 0%, expected volatility of 20%, risk-free investment rate of 4.0%, and expected lives of 7 years.

Note G -Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. For the quarters ended June 30, 2005 and 2004, basic earnings per share has been computed based upon the weighted average common shares outstanding, after retroactively reflecting the 20% stock dividend in April 2004, of 2,266,458 and 2,249,293, respectively.

The only potential common stock of the Company as defined in the Statement of Financial

Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income	$402	$348	$934	$705
Weighted average outstanding shares	2,266	2,249	2,261	2,249
Dilutive effect of stock options	64	46	69	51

Weighted average diluted shares	2,330	2,295	2,330	2,300
Diluted earnings per share	$0.17	$0.15	$0.40	$0.31

Note H – Junior Subordinated Debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which carry a floating rate of three month LIBOR plus 2%. The proceeds from the sale of the debentures were used to repay $3,100,000 of unsecured junior subordinated debentures which were issued in March 2001 and were used to fund projected loan growth. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 and Tier 2 capital under the Federal Reserve Board guidelines and accrue and pay distributions quarterly. The Company has entered into contractual arrangements, which in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or on or after January 7, 2010.

Note I– Impact of Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share Based Payment. SFAS No. 123 (revised) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement, which is effective for the Company in calendar year 2006, could have a material effect on the Company’s consolidated financial statements if material future stock options are granted that are expected to vest after 2005.

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

Comparison of Financial Condition

Assets. Our total assets increased by $13.0 million, or 4.2%, from $311.5 million at December 31, 2004, to $324.5 million at June 30, 2005. During the six-month period ended June 30, 2005, cash and due from banks and Federal funds sold decreased by $6.3 million to $22.2 million, and investment securities increased by $9.2 million to $56.8 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $8.7 million or 3.9% during the first six months of 2005. We make both commercial and retail loans and continue to experience loan demand in our primary lending markets, Guilford and Randolph Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. Our fifth office is planned for 2006 on Wendover Avenue between Greensboro and High Point, pending permits, construction contracts, and land title issues.

Liabilities. Total liabilities increased by $12.2 million, or 4.2%, from $290.4 million at December 31, 2004, to $302.6 million at June 30, 2005. Deposits increased by $12.1 million during the first six months of 2005 as non-interest bearing demand and money market accounts grew while time deposits declined. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 and a new office in Asheboro in 2004 were designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $19.8 million in out-of-market time deposits from other financial institutions and $17.0 million in brokered time deposits at June 30, 2005, a decline of $14.8 million in these two types of accounts from December 31, 2004.

Stockholders’ Equity. Total stockholders’ equity was up $.8 million at June 30, 2005 to $21.9 million from $21.1 million at December 31, 2004 due to retention of net income and exercise of stock options, partially offset by a decrease in other comprehensive income during the six-month period.

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

General. Net income for the three months ended June 30, 2005 and 2004, amounted to $402,000, or $0.17 per diluted share and $348,000, or $0.15 per diluted share, respectively. The increase in net income was primarily due to higher net interest income.

Net interest income. Net interest income increased 26.9% to $2,405,000 for the three months ended June 30, 2005, from $1,895,000 for the three months ended June 30, 2004. Growth in interest earning assets and liabilities resulted in the higher net interest income in the 2005 period. Average interest earning assets were $304.0 million and $230.0 million during the second quarters of 2005 and 2004, respectively. The net yield on average interest earning assets decreased to 3.16% during the second quarter of 2005 from 3.30% during the second quarter of 2004 due to higher short-term liquidity and increased non-performing loans.

Provision for loan losses. The provision for loan losses amounted to $450,000 for the three months ended June 30, 2005, as compared to $133,000 for the three months ended June 30, 2004, an increase of 238.4%. The amount of the provision for loan losses increased because non-performing loans increased to $4,410,000 at June 30, 2005 from $327,000 at June 30, 2004 and because net loan charge-offs increased. Net loan charge-offs were $330,000 and $13,000 during the second quarters of 2005 and 2004, respectively. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $316,000 for the three months ended June 30, 2005, as compared to $351,000 for the three months ended June 30, 2004. During the 2005 period, service charges on deposit and loan accounts decreased 27.7% to $157,000 because commercial checking fees declined with higher short-term interest rates and because fewer overdrafts on checking accounts resulted in lower non-sufficient fund fees.

Non-interest expense. Total non-interest expense amounted to $1,654,000 for the three months ended June 30, 2005, as compared to $1,589,000 for the three months ended June 30, 2004. This increase of 4.1% was primarily due to expenses related to our growth during the past year.

Income taxes. Income taxes amounted to $215,000, or 34.8% of taxable income, for the three month period ended June 30, 2005, as compared to $176,000, or 33.6% of taxable income, for the three month period ended June 30, 2004.

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004

General. Net income for the six months ended June 30, 2005 and 2004, amounted to $934,000, or $0.40 per diluted share and $705,000, or $0.31 per diluted share, respectively. The increase in net income was primarily due to higher net interest income.

Net interest income. Net interest income increased 28.7% to $4,816,000 for the six months ended June 30, 2005, from $3,743,000 for the six months ended June 30, 2004. Growth in interest earning assets and liabilities resulted in the higher net interest income in the 2005 period.

Provision for loan losses. The provision for loan losses amounted to $730,000 for the six months ended June 30, 2005, as compared to $313,000 for the six months ended June 30, 2004, an increase of 133.2%. The amount of the provision for loan losses increased because non-performing loans increased to $4,410,000 at June 30, 2005 from $327,000 at June 30, 2004 and because net loan charge-offs increased during the first half of 2005.

Non-interest income. Total non-interest income amounted to $624,000 for the six months ended June 30, 2005, as compared to $646,000 for the six months ended June 30, 2004. During the 2005 period, service charges on deposit and loan accounts decreased 28.7% to $303,000 because commercial checking fees declined with higher short-term interest rates and because fewer overdrafts on checking accounts resulted in lower non-sufficient fund fees.

Non-interest expense. Total non-interest expense amounted to $3,288,000 for the six months ended June 30, 2005, as compared to $3,026,000 for the six months ended June 30, 2004. This increase of 8.7% was primarily due to expenses related to our growth during the past year.

Income taxes. Income taxes amounted to $488,000, or 34.3% of taxable income, for the six month period ended June 30, 2005, as compared to $345,000, or 32.9% of taxable income, for the six month period ended June 30, 2004.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $5,110,000 at June 30, 2005, compared to $1,787,000 at December 31, 2004. Non-performing assets, as a percentage of total assets, were 1.57% at June 30, 2005, compared to .57% at December 31, 2004 and .42% at June 30, 2004. There were no loans 90 days or more past due and still accruing interest at June 30, 2005 or December 31, 2004. Foreclosed real estate was $652,000 at June 30, 2005, $857,000 at December 31, 2004, and $714,000 at June 30, 2004. The increase in non-accrual loans from $882,000 at December 31, 2004 to $4,410,000 at June 30, 2005 was primarily the result of several commercial customers experiencing financial difficulties and defaulting on loans. During the second quarter of 2005, approximately $2,490,000 of non-accrual loans were removed from non-accrual status while approximately $3,861,000 were added. A non-accrual loan for $1,233,000 was foreclosed on and we transferred the related office building to our fixed asset account at appraised value of $1,215,000 and charged off the remaining $18,000. We plan to use the office building for much of our administrative staff beginning sometime in the third quarter of 2005.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2005, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 19, 2005. The four director nominees were elected for three-year terms by shareholder votes as follows:

Director	# of votes for	# of votes withheld (against)
J. Alexander S. Barrett	1,786,955	30,967
George E. Carr	1,786,955	30,967
Kenneth C. Mayer, Jr.	1,786,907	31,015
Julius L. Young	1,786,955	30,967

Cherry, Bekaert & Holland, L.L.P. was ratified as the Company’s independent public accountants for 2005 with 1,785,723 votes for, 31,087 votes against and 1,112 votes abstaining. There were 2,256,390 shares of common stock outstanding and eligible to vote on the record date of February 25, 2005.

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

Carolina Bank Holdings, Inc.

Date: August 4, 2005	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: August 4, 2005	By:	/s/ T. Allen Liles
T. Allen Liles
Executive Vice President and Chief
Financial Officer