Form 10QSB
period 2005-09-30
CAROLINA BANK HOLDINGS INC
filed 2005-11-04
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 2,267,074 shares of the Issuer’s common stock, $1.00 par value outstanding as of November 3, 2005.

Transitional Small Business Disclosure Format (Check One)    Yes  ☐    No  ☒

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets (unaudited)

	September 30, 2005	December 31, 2004
	(in thousands)
Assets
Cash and due from banks	$4,901	$2,873
Federal funds sold	9,064	25,536
Securities available-for-sale, at fair value	60,539	43,035
Securities held-to-maturity, market value of $4,067 in 2005 and $4,514 in 2004	4,167	4,566
Loans	239,294	223,470
Less allowance for loan losses	(2,944)	(2,808)

Net loans	236,350	220,662
Premises and equipment, net	7,764	6,588
Other assets	8,574	8,277

Total assets	$331,359	$311,537

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$27,347	$18,416
NOW, money market and savings	106,933	87,968
Time	142,613	151,771

Total deposits	276,893	258,155

Advances from the Federal Home Loan Bank	18,317	18,368
Securities sold under agreements to repurchase	2,028	2,472
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	1,358	1,112

Total liabilities	308,906	290,417
Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 2,267,074 at 9/30/05 and 2,252,739 at 12/31/04	2,267	2,253
Additional paid-in capital	16,026	15,896
Retained earnings	4,482	3,004
Stock in directors rabbi trust	(300)	(223)
Directors deferred fees obligation	300	223
Accumulated other comprehensive income	(322)	(33)

Total stockholders’ equity	22,453	21,120

Total liabilities and stockholders’ equity	$331,359	$311,537

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Interest Income:
Loans	$4,150	$2,964	$11,507	$7,942
Investment securities, taxable	556	352	1,518	941
Interest from federal funds sold	76	19	288	46
Other	12	3	22	5

Total interest income	4,794	3,338	13,335	8,934

Interest Expense:
NOW, money market, savings	712	25	1,915	236
Time deposits	1,172	953	3,125	2,344
Other borrowed funds	334	152	903	403

Total interest expense	2,218	1,130	5,943	2,983

Net Interest Income	2,576	2,208	7,392	5,951
Provision for Loan Losses	245	236	975	549

Net Interest Income After
Provision for Loan Losses	2,331	1,972	6,417	5,402
Non-Interest Income:
Service charges	174	183	477	608
Mortgage banking income	77	56	213	175
Other	28	47	213	149

Total non-interest income	279	286	903	932

Non-Interest Expense:
Salaries and benefits	913	832	2,580	2,412
Occupancy and equipment	244	202	681	608
Professional fees	139	160	460	415
Outside data processing	141	110	400	334
Advertising and promotion	60	57	217	234
Stationery, printing, supplies	87	79	235	247
Other	111	121	410	337

Total non-interest expense	1,695	1,561	4,983	4,587

Income Before Income Taxes	915	697	2,337	1,747
Income Tax Provision	367	246	855	591

Net income	$548	$451	$1,482	$1,156

Net Income per Common Share:
Basic	$0.24	$0.20	$0.66	$0.51

Diluted	$0.24	$0.20	$0.64	$0.50

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income	$548	$451	$1,482	$1,156
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(45)	440	(289)	37

Comprehensive income	$503	$891	$1,193	$1,193

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$1,482	$1,156
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	975	549
Depreciation	285	246
Deferred income tax (benefit)	(275)	(164)
Amortization (accretion) net	(45)	75
Loss on sale of repossessed assets	39	—
(Increase) in other assets	(1,588)	(961)
Increase in other liabilities	246	349
Other operating activities	11	(24)

Net cash provided by operating activities	1,130	1,226

Cash flows from investing activities:
Origination of loans, net of principal collected	(17,881)	(36,149)
Proceeds from calls and sales of investment securities available for sale	—	286
Purchases of investment securities available for sale	(20,298)	(13,283)
Repayments from mortgage backed securities available for sale	2,414	2,839
Repayments from mortgage backed securities held to maturity	380	669
Additions to premises and equipment	(254)	(737)
Proceeds from sales of repossessed assets	1,678	—

Net cash (used for) investing activities	(33,961)	(46,375)

Cash flows from financing activities:
Net increase in deposits	18,738	35,768
Net (decrease) in retail repurchase agreements	(444)	(186)
Net increase (decrease) in Federal Home Loan Bank advances	(51)	2,451
Proceeds from exercised stock options	144	23

Net cash provided by financing activities	18,387	38,056

Net (decrease) in cash and cash equivalents	(14,444)	(7,093)
Cash and cash equivalents at beginning of period	28,409	15,320

Cash and cash equivalents at end of period	$13,965	$8,227

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

The Bank was incorporated on August 20, 1996, and began banking operations on November 25, 1996. It is engaged in lending and deposit gathering activities in Guilford and Randolph Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has three full service locations in Greensboro, North Carolina, a full service office in Asheboro, North Carolina, and a loan production office in Burlington, North Carolina.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2005 and 2004, are not necessarily indicative of the results that may be expected for future periods.

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

Note D – Stock Split

The Board of Directors declared a 6-for-5 stock split effected in the form of a 20% stock dividend to shareholders of record as of April 20, 2004. All per share amounts have been adjusted to retroactively reflect the stock split in April 2004. The Board of Directors also declared a 6-for-5 stock split effected in the form of a 20% stock dividend to shareholders of record as of November 15, 2005. The new stock will be issued on November 29, 2005. Per share amounts have not been adjusted to retroactively reflect the stock split of November 2005 but would have been the following if adjusted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic Earnings per share:
As reported	$0.24	$0.20	$0.66	$0.51
Adjusted for November 2005 stock split	0.20	0.17	0.55	0.43

Diluted earnings per share:
As reported	$0.24	$0.20	$0.64	$0.50
Adjusted for November 2005 stock split	0.20	0.16	0.53	0.42

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income
As reported	$548	$451	$1,482	$1,156
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	12	91	12	129

Pro forma	$536	$360	$1,470	$1,027

Basic Earnings per share:
As reported	$0.24	$0.20	$0.66	$0.51
Pro forma	0.24	0.16	0.65	0.46

Diluted earnings per share:
As reported	$0.24	$0.20	$0.64	$0.50
Pro forma	0.23	0.16	0.63	0.45

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three- and nine-month periods ending September 30, 2005 and 2004: dividend yield of 0%, expected volatility of 20%, risk-free investment rate of 4.3% in 2005 and 4.0% in 2004, and expected lives of 7 years.

Note G -Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. For the quarters ended September 30, 2005 and 2004, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,267,000 and 2,250,000, respectively.

The only potential common stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income	$548	$451	$1,482	$1,156
Weighted average outstanding shares	2,267	2,250	2,263	2,249
Dilutive effect of stock options	63	56	67	53

Weighted average diluted shares	2,330	2,306	2,330	2,302
Diluted earnings per share	$0.24	$0.20	$0.64	$0.50

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

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of our business include, but are not limited to, changes in economic conditions, changes in interest rates, and changes in laws and regulations. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Statements included in this report should be read in conjunction with our Annual Report on Form 10-KSB which is incorporated into this discussion by this reference.

Comparison of Financial Condition

Assets. Our total assets increased by $19.8 million, or 6.4%, from $311.5 million at December 31, 2004, to $331.4 million at September 30, 2005. During the nine-month period ended September 30, 2005, cash and due from banks and Federal funds sold decreased by $14.4 million to $14.0 million, and investment securities increased by $17.1 million to $64.7 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $15.8 million or 7.1% during the first nine months of 2005. We make both commercial and retail loans and continue to experience loan demand in our primary lending markets, Guilford, Randolph, and Alamance Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. Our sixth full service office is planned for late 2006 or early 2007 on Wendover Avenue between Greensboro and High Point, pending permits, construction contracts, and land title issues. A loan production office was opened in Burlington, North Carolina during the 3rd quarter of 2005. This loan production office will likely be converted to a full service banking office in 2006.

Liabilities. Total liabilities increased by $18.5 million, or 6.4%, from $290.4 million at December 31, 2004, to $308.9 million at September 30, 2005. Deposits increased by $18.7 million during the first nine months of 2005 as non-interest bearing demand and money market accounts grew while time deposits declined. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. The opening of the Jefferson Village office in late 2001 and a new office in Asheboro in 2004 were designed to enhance customer convenience and related deposit gathering activities. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $14.4 million in out-of-market time deposits from other financial institutions and $17.0 million in brokered time deposits at September 30, 2005, a decline of $20.2 million in these two types of accounts from December 31, 2004.

Stockholders’ Equity. Total stockholders’ equity was up $1.3 million at September 30, 2005 to $22.5 million from $21.1 million at December 31, 2004 due to retention of net income and exercise of stock options, partially offset by a decrease in other comprehensive income during the nine-month period.

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004

General. Net income for the three months ended September 30, 2005 and 2004, amounted to $548,000, or $0.24 per diluted share and $451,000, or $0.20 per diluted share, respectively. The increase in net income was primarily due to higher net interest income.

Net interest income. Net interest income increased 16.7% to $2,576,000 for the three months ended September 30, 2005, from $2,208,000 for the three months ended September 30, 2004. Growth in interest earning assets and liabilities resulted in the higher net interest income in the 2005 period. Average interest earning assets were $310.2 million and $246.1 million during the third quarters of 2005 and 2004, respectively. The net yield on average interest earning assets decreased to 3.32% during the third quarter of 2005 from 3.59% during the third quarter of 2004 due to higher short-term liquidity and increased non-performing loans.

Provision for loan losses. The provision for loan losses amounted to $245,000 for the three months ended September 30, 2005, as compared to $236,000 for the three months ended September 30, 2004. Net loan charge-offs were $497,000 and $44,000 during the third quarters of 2005 and 2004, respectively. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $279,000 for the three months ended September 30, 2005, as compared to $286,000 for the three months ended September 30, 2004. During the 2005 period, service charges on deposit and loan accounts dropped due to fewer deposit overdraft fees and declining commercial service charges. The 2005 period also included $49,000 in real estate owned losses.

Non-interest expense. Total non-interest expense amounted to $1,695,000 for the three months ended September 30, 2005, as compared to $1,561,000 for the three months ended September 30, 2004. This increase of 8.6% was primarily due to expenses related to our growth during the past year. A new loan production office was opened in Burlington, North Carolina during the third quarter of 2005.

Income taxes. Income taxes amounted to $367,000, or 40.1% of taxable income, for the three month period ended September 30, 2005, as compared to $246,000, or 35.3% of taxable income, for the three month period ended September 30, 2004. The tax rate increased due to a smaller percentage of non-taxable income to income before income taxes in the 2005 period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

General. Net income for the nine months ended September 30, 2005 and 2004, amounted to $1,482,000, or $0.64 per diluted share and $1,156,000, or $0.50 per diluted share, respectively. The increase in net income was primarily due to higher net interest income.

Net interest income. Net interest income increased 24.2% to $7,392,000 for the nine months ended September 30, 2005, from $5,951,000 for the nine months ended September 30, 2004. Growth in interest earning assets and liabilities resulted in the higher net interest income in the 2005 period.

Provision for loan losses. The provision for loan losses amounted to $975,000 for the nine months ended September 30, 2005, as compared to $549,000 for the nine months ended September 30, 2004, an increase of 77.6%. The amount of the provision for loan losses increased, in part, because non-performing loans increased to $5,826,000 at September 30, 2005 from $772,000 at September 30, 2004 and because net loan charge-offs increased to $839,000 during the first nine months of 2005 from $71,000 during the first nine months of 2004.

Non-interest income. Total non-interest income amounted to $903,000 for the nine months ended September 30, 2005, as compared to $932,000 for the nine months ended September 30, 2004. During the 2005 period, service charges on deposit and loan accounts decreased 21.6% to $477,000 because commercial checking fees declined and because fewer overdrafts on checking accounts resulted in lower non-sufficient fund fees.

Non-interest expense. Total non-interest expense amounted to $4,983,000 for the nine months ended September 30, 2005, as compared to $4,587,000 for the nine months ended September 30, 2004. This increase of 8.6% was primarily due to expenses related to our growth during the past year.

Income taxes. Income taxes amounted to $855,000, or 36.6% of taxable income, for the nine month period ended September 30, 2005, as compared to $591,000, or 33.8% of taxable income, for the nine month period ended September 30, 2004. The higher tax rate in 2005 resulted from a smaller percentage of nontaxable income to income before income taxes.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $5,863,000 at September 30, 2005, compared to $1,787,000 at December 31, 2004. Non-performing assets, as a percentage of total assets, were 1.77% at September 30, 2005, compared to .57% at December 31, 2004 and .62% at September 30, 2004. There were no loans 90 days or more past due and still accruing interest at September 30, 2005 or December 31, 2004. Foreclosed real estate was $37,000 at September 30, 2005, $857,000 at December 31, 2004, and $891,000 at September 30, 2004. The increase in non-accrual loans from $882,000 at December 31, 2004 to $3,252,000 at September 30, 2005 was primarily the result of several commercial customers experiencing financial difficulties and defaulting on loans. A non-accrual loan for $1,233,000 was foreclosed on and we transferred the related office building, which is currently used as our administrative headquarters, to our fixed asset account at appraised value of $1,215,000 during the second quarter of 2005. Restructured loans of $2,574,000 at September 30, 2005 are secured by land and a personal guarantee and were modified to allow time for the borrower to liquidate properties and generate funds to repay us. Restructured loans were $48,000 at December 31, 2004.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2005, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Carolina Bank Holdings, Inc.

Date: November 2, 2005	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 2, 2005	By:	/s/ T. Allen Liles
T. Allen Liles
Executive Vice President and Chief
Financial Officer