Form 10KSB
period 2005-12-31
CAROLINA BANK HOLDINGS INC
filed 2006-03-28
CIK 1127160

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission File Number: 000-31877

CAROLINA BANK HOLDINGS, INC.

(Exact Name of registrant as specified in its charter)

NORTH CAROLINA

(State of Incorporation)

56-2215437

(I.R.S. Employer Identification No.)

528 COLLEGE ROAD

GREENSBORO, NORTH CAROLINA 27410

(Address of Principal Office)

(336) 288-1898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

NOTE – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant’s revenues for the year ended December 31, 2005 were $20,141,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 24, 2006 was approximately $33,908,000.

The number of shares of the Registrant’s Common Stock outstanding on February 24, 2006 was 2,720,496.

Documents Incorporated by Reference:

1.	Proxy Statement for the 2006 Annual Meeting of Shareholders

(Parts II and III).

Transitional	Small Business Disclosure Format YES ☐ NO ☒

FORM 10-KSB CROSS-REFERENCE INDEX

PART I

ITEM 1: DESCRIPTION OF BUSINESS

General

Carolina Bank Holdings, Inc. was incorporated under the laws of the State of North Carolina on August 19, 2000, at the direction of the Board of Directors of Carolina Bank, for the purpose of serving as the bank holding company of Carolina Bank. The bank exchanged all of its outstanding shares of capital stock for shares of our common stock on a one-for-one basis, thereby making us its sole shareholder and bank holding company. Our corporate office is located at 528 College Road, Greensboro, North Carolina.

Carolina Bank is a North Carolina chartered bank, which incorporated in August 1996 and began banking operations in November 1996. The bank’s main banking office is located at 2604 Lawndale Drive, Greensboro, North Carolina.

At December 31, 2005, we had 59 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford, Alamance and Randolph Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending but also include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank does not provide the services of a trust department, but invested in a trust bank that provides trust services to community bank customers in 2004.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro, Burlington and Asheboro, North Carolina and the areas immediately surrounding Greensboro, Burlington and Asheboro, all of which are located in Guilford, Alamance and Randolph Counties, North Carolina.

Competition

Commercial banking in the bank’s primary service area and in North Carolina as a whole is extremely competitive with state laws permitting state-wide branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 22 other commercial banks operate 129 full service offices, including all of the largest banks in North Carolina. In Alamance County, 13 other commercial banks operate 47 full service branch offices. In Randolph County, 15 other commercial banks operate 43 full service branch offices.

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

Employees

The bank currently employs 59 full-time equivalent employees. We do not have any officers or employees who are not also officers or employees of Carolina Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

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

THE BANK HOLDING COMPANY ACT. We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and are required to register as such with the Board of Governors of the Federal Reserve System. A bank holding company is required to file annual reports and other information regarding its business operations and those of its subsidiaries with the Federal Reserve Board. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of any bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company must engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2005, we were classified as “well-capitalized” with Tier 1 and Total Risk—Based Capital of 10.36% and 12.17% respectively.

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

GRAMM-LEACH-BLILEY ACT OF 1999. Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999 allowed a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amended the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage, through financial subsidiaries, in certain of the activities permitted for financial holding companies.

INTERNATIONAL MONEY LAUNDERING ABATEMENT AND FINANCIAL ANTI-TERRORISM ACT OF 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. The act contained the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which set forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and granted the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operation of financial institutions. The act has not had a material adverse impact on our operations.

MISCELLANEOUS. The dividends that may be paid by us are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid by the Bank unless its capital surplus is at least 50% of its paid-in capital.

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

Recent Legislative Developments

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

ITEM 2: PROPERTIES

The following table sets forth the location of our offices:

OFFICE LOCATION	YEAR OPENED	APPROX. SQUARE FOOTAGE	OWN/LEASE
Corporate Office
528 College Road	2005	9,874	Own
Greensboro, NC

Main Office
2604 Lawndale Drive	2000	12,000	Own
Greensboro, NC

Friendly Center Office
3124 Friendly Avenue	1996	5,300	Lease
Greensboro, NC

Jefferson Village Office
1601 Highwoods Blvd.	2001	3,000	Own
Greensboro, NC

Asheboro Office	2003	5,800	Own
335 S. Fayetteville Street
Asheboro, NC

Burlington Office
3057 South Church Street	2005	1,000	Lease
Suite 201
Burlington, NC

ITEM 3: LEGAL PROCEEDINGS

As of December 31, 2005, there were no pending material legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Summary

Our common stock is listed on the Nasdaq Capital Market, and trades under the symbol, “CLBH.” As of February 24, 2006, we had issued and outstanding 2,720,496 shares of common stock which were held by approximately 1,200 shareholders.

No cash dividends were paid in 2005 or 2004.

Additional information regarding our common stock, including a table which gives the high and low sale prices for our common stock in each of the calendar quarters in 2005 and 2004, is incorporated by reference to page 15 of the Proxy Statement.

See Item 11 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-B.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS

Incorporated by reference to pages 16-30 of the Proxy Statement.

ITEM 7: FINANCIAL STATEMENTS

Incorporated by reference to pages 31-59 of the Proxy Statement.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants.

ITEM 8A: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of December 31, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There was no change in our internal control over financial reporting identified in connection with the evaluation conducted by our Chief Executive Officer and Chief Financial Officer that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B: OTHER INFORMATION

Not applicable.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Incorporated by reference to pages 5-9 of the Proxy Statement.

We have adopted a Code of Ethics that applies, among others, to our principal executive officer and principal financial officer. Our Code of Ethics is available to any person, without charge, upon written request submitted to T. Allen Liles, Carolina Bank Holdings, Inc., 528 College Road, Greensboro, North Carolina 27410.

ITEM 10: EXECUTIVE COMPENSATION

Incorporated by reference to pages 9-12 of the Proxy Statement

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to pages 3-4 of the Proxy Statement.

In 1997, the Bank’s shareholders approved the Carolina Bank 1997 Nonqualified Stock Option Plan for Directors (the “Nonqualified Plan”) and the Carolina Bank 1997 Incentive Stock Option Plan (the “Incentive Plan”). Both plans were adopted by us upon our organization as the Bank’s holding company. All options to purchase shares of our stock under the Nonqualified Plan have been granted. The maximum number of options available for grant under the Nonqualified Plan is 112,850 (adjusted for stock dividends). The maximum number of options to purchase shares of our stock available for grant under the Incentive Plan is 256,849 (adjusted for stock dividends). Of the maximum number of options available for grant, 59,067 were outstanding under the Nonqualified Plan and 200,308 were outstanding under the Incentive Plan at December 31, 2005. Option prices for both plans are established at market value at the time of grant.

The following chart contains details of the grants:

Plan Category	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nonstatutory – 59,067 Incentive – 200,308	$6.24 9.23	-0- 30,351
Equity compensation plans not approved by security holders	None	N/A	None
Total	259,375	$8.55	30,351

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to pages 6 and 13 of the Proxy Statement.

ITEM 13: EXHIBITS

3(i)	Articles of Incorporation of Carolina Bank Holdings, Inc. (1)

3(ii)	Bylaws of the Carolina Bank Holdings, Inc. (1)

4	Indenture(6)

10(i)	Employment Agreement between the Bank and Robert T. Braswell, dated May 21, 1996(2)

10(ii)	Employment Agreement between the Bank and T. Allen Liles, dated July 24, 2001(3)

10(iii)	1997 Incentive Stock Option Plan(4)

10(iv)	1997 Nonqualified Stock Option Plan(4)

10(v)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell(5)

10(vi)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles(5)

10(vii)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen(5)

10(viii)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(5)

10(ix)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(5)

10(x)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(5)

10(xi)	Carolina Bank Directors’ Deferral Plan(5)

10(xii)	Amended and Restated Declaration of Trust of Carolina Capital Trust(6)

10(xiii)	Guarantee Agreement(6)

21	Subsidiaries of the Registrant

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32(i)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

99	Proxy Statement for the 2005 Annual Meeting of Shareholders(7)

(1)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission.).
(2)	Previously filed on Form F-1 of Carolina Savings Bank SSB, Inc. with the Federal Deposit Insurance Corporation for the year ended December 31, 1996, and incorporated herein by reference.
(3)	Incorporated by reference to Form 10-QSB of Carolina Bank Holdings, Inc. (Filed November 9, 2001 with the Securities and Exchange Commission).
(4)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).
(5)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).
(6)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission)
(7)	As filed with the SEC pursuant to Rule 14a-6(b).

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

Date: March 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert T. Braswell Robert T. Braswell President & Chief Executive Officer	March 28, 2006

/s/ Gary N. Brown Gary N. Brown Vice Chairman	March 28, 2006

/s/ George E. Carr George E. Carr Director	March 28, 2006

/s/ Marlene H. Cato Marlene H. Cato Director	March 28, 2006

/s/ John D. Cornet John D. Cornet Chairman of the Board of Directors	March 28, 2006

/s/ Judy H. Fuller Judy H. Fuller Director	March 28, 2006

/s/ James E. Hooper James E. Hooper Director	March 28, 2006

/s/ J. Alexander S. Barrett J. Alexander S. Barrett Director	March 28, 2006

/s/ Kenneth C. Mayer, Jr. Kenneth C. Mayer, Jr. Director	March 28, 2006

/s/ T. Gray McCaskill T. Gray McCaskill Director	March 28, 2006

/s/ Julius L. Young Julius L. Young Director	March 28, 2006

/s/ T. Allen Liles T. Allen Liles Secretary, Treasurer and Principal Accounting Officer	March 28, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number
3(i)	Articles of Incorporation	*

3(ii)	Bylaws	*

4	Indenture	*

10(i)	Employment Agreement of Robert T. Braswell	*

10(ii)	Employment Agreement of T. Allen Liles	*

10(iii)	1997 Incentive Stock Option Plan	*

10(iv)	1997 Nonqualified Stock option Plan	*

10(v)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell	*

10(vi)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles	*

10(vii)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen	*

10(viii)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell	*

10(ix)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles	*

10(x)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen	*

10(xi)	Carolina Bank Directors’ Deferral Plan	*

10(xii)	Amended and Restated Declaration of Trust of Carolina Capital Trust	*

10(xiii)	Guarantee Agreement	*

21	Subsidiaries of the registrant	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

Exhibit Number	Exhibit	Page Number
32(i)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99	Proxy Statement for the 2006 Annual Meeting of Shareholders	**

*	Incorporated by reference.
**	As filed with the SEC pursuant to Rule 14a-6(b).