Form 10QSB
period 2006-03-31
CAROLINA BANK HOLDINGS INC
filed 2006-05-12
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-31877

CAROLINA BANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-2215437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

528 College Road, Greensboro, NC 27410

(Address of principal executive offices)

Issuer’s telephone number including area code: (336)-288-1898

Indicate by check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 2,720,496 shares of the Issuer’s common stock, $1.00 par value outstanding as of May 9, 2006.

Transitional Small Business Disclosure Forma (Check One)    Yes  ☐    No  ☒

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets (unaudited)

	March 31, 2006	December 31, 2005
	(in thousands)
Assets
Cash and due from banks	$2,921	$17,240
Federal funds sold	18,538	3,519

Cash and cash equivalents	21,459	20,759
Securities available-for-sale, at fair value	64,229	64,461
Securities held-to-maturity, (market value of $3,768 in 2006 and $3,856 in 2005)	3,923	3,997
Loans	275,866	262,609
Less allowance for loan losses	(3,582)	(3,210)

Net loans	272,284	259,399
Premises and equipment, net	8,354	7,728
Other assets	9,443	8,826

Total assets	$379,692	$365,170

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$27,813	$27,168
NOW, money market and savings	143,906	135,360
Time	151,680	143,806

Total deposits	323,399	306,334

Advances from the Federal Home Loan Bank	18,283	21,300
Securities sold under agreements to repurchase	2,548	2,844
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	1,839	1,595

Total liabilities	356,379	342,383

Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 2,720,496 in 2006 and 2005	2,720	2,720
Additional paid-in capital	15,580	15,580
Retained earnings	5,643	5,040
Stock in directors rabbi trust	(365)	(333)
Directors deferred fees obligation	365	333
Accumulated other comprehensive loss	(630)	(553)

Total stockholders’ equity	23,313	22,787

Total liabilities and stockholders’ equity	$379,692	$365,170

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Interest Income:
Loans	$5,212	$3,587
Investment securities, taxable	675	461
Interest from federal funds sold	88	127
Other	16	1

Total interest income	5,991	4,176

Interest Expense:
NOW, money market, savings	1,258	571
Time deposits	1,445	931
Other borrowed funds	424	263

Total interest expense	3,127	1,765

Net Interest Income	2,864	2,411
Provision for Loan Losses	370	280

Net Interest Income After
Provision for Loan Losses	2,494	2,131
Non-Interest Income:
Service charges	159	146
Mortgage banking income	63	58
Other	204	104

Total non-interest income	426	308

Non-Interest Expense:
Salaries and benefits	1,072	869
Occupancy and equipment	265	218
Professional fees	202	186
Outside data processing	151	130
Advertising and promotion	72	62
Stationery, printing, supplies	86	67
Other	143	102

Total non-interest expense	1,991	1,634

Income Before Income Taxes	929	805
Income Tax Provision	326	273

Net income	$603	$532

Net Income per Common Share:
Basic	$0.22	$0.20

Diluted	$0.22	$0.19

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$603	$532
Other comprehensive income (loss):
Unrealized holding (losses) arising during the period	(77)	(320)

Comprehensive income	$526	$212

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$603	$532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	370	280
Depreciation	105	90
Deferred income tax (benefit)	(13)	(109)
Amortization (accretion) net	(24)	(4)
(Gain) on sale of repossessed assets	—	(3)
(Increase) in other assets	(560)	(443)
Increase in other liabilities	244	7
Other operating activities	(1)	(11)

Net cash provided by operating activities	724	339

Cash flows from investing activities:
Origination of loans, net of principal collected	(13,259)	(2,335)
Proceeds from maturities of investment securities available for sale	9,497	—
Purchases of investment securities available for sale	(10,505)	(6,296)
Repayments from mortgage backed securities available for sale	1,150	691
Repayments from mortgage backed securities held to maturity	72	153
Additions to premises and equipment	(731)	(43)
Proceeds from sales of repossessed assets	—	173

Net cash (used for) investing activities	(13,776)	(7,657)

Cash flows from financing activities:
Net increase in deposits	17,065	1,767
Net (decrease) in retail repurchase agreements	(296)	(148)
Net (decrease) in Federal Home Loan Bank advances	(3,017)	(16)
Proceeds from exercised stock options	—	139

Net cash provided by financing activities	13,752	1,742

Net increase (decrease) in cash and cash equivalents	700	(5,576)
Cash and cash equivalents at beginning of period	20,759	28,409

Cash and cash equivalents at end of period	$21,459	$22,833

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

The Bank was incorporated on August 20, 1996, and began banking operations on November 25, 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance and Randolph Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has three locations in Greensboro, North Carolina, an office in Asheboro, North Carolina, and an office in Burlington, North Carolina.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2006 and 2005, are not necessarily indicative of the results that may be expected for future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2005 and 2004, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.

Note D – Stock Split

The Holding Company issued 6-for-5 stock splits effected in the form of 20% stock dividends in April 2004 and November 2005. All per share amounts have been adjusted to retroactively reflect the stock splits.

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

The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006. The adoption of this statement did not impact the consolidated financial statements since there were no outstanding unvested options as of the date of adoption or grants during the 2006 period. In accordance with SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, the Company used the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes during 2005. Since there were no unvested options or grants in the 2005 period, net income and earnings per share were the same for disclosure purposes as reported in the Statements of Income.

Note G -Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2006 and 2005, basic earnings per share has been computed based upon the weighted average common shares outstanding, after retroactively reflecting the 20% stock splits in April 2004 and November 2005, of 2,720,496 and 2,706,887, respectively.

The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Net income	$603,000	$532,000
Weighted average outstanding shares	2,720,496	2,706,887
Dilutive effect of stock options	84,068	88,748

Weighted average diluted shares	2,804,564	2,795,635

Diluted earnings per share	$.22	$.19

Note H – Junior Subordinated Debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which carry a floating rate of three month LIBOR plus 2%. The proceeds from the sale of the debentures were used to repay $3,100,000 of unsecured junior subordinated debentures which were issued in March, 2001 and were used to fund projected loan growth. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 and Tier 2 capital under the Federal Reserve Board guidelines and accrue and pay distributions quarterly. The Company has entered into contractual arrangements, which in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or at the election of the Company on or after January 7, 2010.

Note I– Impact of Recently Adopted Accounting Standards

In November 2005, the FASB issued Staff Position (FSP) No. FAS 115-1 and FAS 124-1, The Meaning of Other Than Temporary Impairment and its Application to Certain Investments. FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. This Staff Position is effective for periods beginning after December 15, 2005. Implementation of this guidance did not have an impact on the consolidated financial statements of the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.

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

Comparison of Financial Condition

Assets. Our total assets increased by $14.5 million, or 4.0%, from $365.2 million at December 31, 2005, to $379.7 million at March 31, 2006. During the three month period ended March 31, 2006, cash and due from banks and Federal funds sold increased by $.7 million to $21.4 million, and investment securities decreased by $.3 million to $68.2 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $13.3 million or 5.0% during the first three months of 2006. We make both commercial and retail loans and continue to experience loan demand in our primary lending markets, Guilford, Randolph and Alamance Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. Our loan production office in Burlington, which was opened in 2005, was converted to a limited service office accepting deposits in April 2006. We are exploring building sites in Burlington to construct a permanent office to replace our leased facility. Our sixth office is estimated to be completed in early 2007 and is on Wendover Avenue between Greensboro and High Point.

Liabilities. Total liabilities increased by $14.0 million, or 4.1%, from $342.4 million at December 31, 2005, to $356.4 million at March 31, 2006. Deposits increased by $17.1 million during the first three months of 2006. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $28.7 million in out-of-market time deposits from other institutions and $17.9 million in brokered time deposits at March 31, 2006, an increase of $11.0 million in these two types of accounts from December 31, 2005.

Stockholders’ Equity. Total stockholders’ equity was up $.5 million at March 31, 2006 to $23.3 million from $22.8 million at December 31, 2005 due to retention of net income, partially offset by a decrease in other comprehensive income during the three month period.

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005

General. Net income for the three months ended March 31, 2006 and 2005, amounted to $603,000, or $0.22 per diluted share and $532,000, or $0.19 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher non-interest income.

Net interest income. Net interest income increased 18.8% to $2,864,000 for the three months ended March 31, 2006, from $2,411,000 for the three months ended March 31, 2005. Growth in interest earning assets and liabilities primarily accounted for the higher net interest income in the 2006 period. Average interest earning assets were $351.5 million and $300.8 million during the first quarters of 2006 and 2005, respectively. The net yield on average interest earning assets was 3.26% during the first quarter of 2006 and 3.21% during the first quarter of 2005.

Provision for loan losses. The provision for loan losses amounted to $370,000 for the three months ended March 31, 2006, as compared to $280,000 for the three months ended March 31, 2005, an increase of 32.1%. The amount of the provision for loan losses increased because specific loan loss reserves on non-performing or problem loans increased more during the 2006 period. Net loan recoveries and charge-offs were insignificant during the first quarters of 2006 and 2005. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $426,000 for the three months ended March 31, 2006, as compared to $308,000 for the three months ended March 31, 2005. During the 2006 period, investment services income from the sale of non-deposit products such as annuities increased $97,000 to $149,000 from $52,000 in the 2005 period. The increase was primarily attributable to one large annuity sale.

Non-interest expense. Total non-interest expense amounted to $1,991,000 for the three months ended March 31, 2006, as compared to $1,634,000 for the three months ended March 31, 2005. This increase of 21.8% was primarily due to expenses related to our growth during the past year. The Burlington branch was added as a loan production office in the third quarter of 2005 and converted to a branch in 2006.

Income taxes. Income taxes amounted to $326,000, or 35.1% of taxable income, for the three month period ended March 31, 2006, as compared to $273,000, or 33.9% of taxable income, for the three month period ended March 31, 2005.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $5,541,000 at March 31, 2006, compared to $5,419,000 at December 31, 2005. There was a net increase of $122,000 to non-performing assets resulting from $467,000 in additions to non-performing assets and $345,000 in deletions to non-performing assets during the quarter. Non-performing assets, as a percentage of total assets, were 1.46% at March 31, 2006, compared to 1.48% at December 31, 2005 and 1.23% at March 31, 2005. There were no loans 90 days or more past due and still accruing interest at March 31, 2006 or December 31, 2005. Foreclosed real estate was $111,000 at March 31, 2006 and at December 31, 2005, and $691,000 at March 31, 2005.

During the first quarter of 2006, $2,376,000 in restructured loans at December 31, 2005 were moved to non-accrual status because the borrower defaulted on renegotiated terms of the loans. Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to problem loans, increased to $699,000 at March 31, 2006 from $366,000 at December 31, 2005 due to additional reserves required on the former restructured loans moved to non-accrual status, additional reserves on several new non-performing loans and adjustments to reserves on non-performing loans existing at December 31, 2005. At March 31, 2005, the specific portion of our allowance for loan losses related to problem loans was $669,000. The difference between our allowance for loan losses and the specific portion of the loan loss reserve noted above was $2,883,000 at March 31, 2006 and $2,844,000 at December 31, 2005. These reserves apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from .40% on residential real estate loans to 3.00% on non secured consumer revolving loans, to categories of performing loans at each period end.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2006, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2006 and December 31, 2005, pre-approved but unused lines of credit for loans totaled approximately $61,395,000 and $64,581,000, respectively. In addition, we had $5,184,000 and $4,914,000 in standby letters of credit at March 31, 2006 and December 31, 2005, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty. We believe these commitments can be funded through normal operations.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Carolina Bank Holdings, Inc.

Date: May 10, 2006	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer