Form 10QSB
period 2006-06-30
CAROLINA BANK HOLDINGS INC
filed 2006-08-11
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 2,721,384 shares of the Issuer’s common stock, $1.00 par value outstanding as of August 7, 2006.

Transitional Small Business Disclosure Forma (Check One)    Yes  ☐    No  ☒

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets (unaudited)

	June 30, 2006	December 31, 2005
	(in thousands)
Assets
Cash and due from banks	$5,696	$17,240
Federal funds sold	12,506	3,519

Cash and cash equivalents	18,202	20,759
Securities available-for-sale, at fair value	72,360	64,461
Securities held-to-maturity, market value of $3,670 in 2006 and $3,856 in 2005	3,856	3,997
Loans	280,366	262,609
Less allowance for loan losses	(3,354)	(3,210)

Net loans	277,012	259,399
Premises and equipment, net	8,399	7,728
Other assets	10,149	8,826

Total assets	$389,978	$365,170

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$29,533	$27,168
NOW, money market and savings	148,450	135,360
Time	155,165	143,806

Total deposits	333,148	306,334
Advances from the Federal Home Loan Bank	18,265	21,300
Securities sold under agreements to repurchase	2,703	2,844
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	1,757	1,595

Total liabilities	366,183	342,383
Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 2,721,384 at 6/30/06 and 2,720,496 at 12/31/05	2,721	2,720
Additional paid-in capital	15,588	15,580
Retained earnings	6,321	5,040
Stock in directors rabbi trust	(390)	(333)
Directors deferred fees obligation	390	333
Accumulated other comprehensive loss	(835)	(553)

Total stockholders’ equity	23,795	22,787

Total liabilities and stockholders’ equity	$389,978	$365,170

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Interest Income:
Loans	$5,615	$3,770	$10,827	$7,357
Investment securities, taxable	781	501	1,456	962
Interest from federal funds sold	163	85	251	212
Other	3	9	19	10

Total interest income	6,562	4,365	12,553	8,541

Interest Expense:
NOW, money market, savings	1,482	632	2,740	1,203
Time deposits	1,570	1,022	3,015	1,953
Other borrowed funds	436	306	860	569

Total interest expense	3,488	1,960	6,615	3,725

Net Interest Income	3,074	2,405	5,938	4,816
Provision for Loan Losses	285	450	655	730

Net Interest Income After Provision for Loan Losses	2,789	1,955	5,283	4,086
Non-Interest Income:
Service charges	152	157	311	303
Mortgage banking income	107	78	170	136
Other	93	81	297	185

Total non-interest income	352	316	778	624

Non-Interest Expense:
Salaries and benefits	1,070	798	2,142	1,667
Occupancy and equipment	259	219	524	437
Professional fees	190	202	392	388
Outside data processing	144	129	295	259
Advertising and promotion	133	95	205	157
Stationery, printing, supplies	95	81	181	148
Other	140	130	283	232

Total non-interest expense	2,031	1,654	4,022	3,288

Income Before Income Taxes	1,110	617	2,039	1,422
Income Tax Provision	432	215	758	488

Net income	$678	$402	$1,281	$934

Net Income per Common Share:
Basic	$0.25	$0.15	$0.47	$0.34

Diluted	$0.24	$0.14	$0.46	$0.33

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net income	$678	$402	$1,281	$934
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(205)	76	(282)	(244)

Comprehensive income	$473	$478	$999	$690

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$1,281	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	655	730
Depreciation	208	184
Deferred income tax (benefit)	(48)	(156)
Amortization (accretion) net	(44)	(23)
Loss (Gain) on sale of repossessed assets	7	(11)
(Increase) in other assets	(790)	(1,382)
Increase in other liabilities	162	810
Other operating activities	2	—

Net cash provided by operating activities	1,433	1,086

Cash flows from investing activities:
Origination of loans, net of principal collected	(18,721)	(10,267)
Maturities and calls of investment securites available-for-sale	11,836	—
Purchases of investment securites available-for-sale	(22,389)	(11,256)
Repayments from mortgage backed securites available-for-sale	2,275	1,472
Repayments from mortgage backed securites held-to-maturity	137	286
Additions to premises and equipment	(879)	(127)
Proceeds from sales of repossessed assets	104	1,063

Net cash (used for) investing activities	(27,637)	(18,829)

Cash flows from financing activities:
Net increase in deposits	26,814	12,074
Net (decrease) in retail repurchase agreements	(141)	(693)
Net (decrease) in Federal Home Loan Bank advances	(3,035)	(33)
Proceeds from exercised stock options	9	139

Net cash provided by financing activities	23,647	11,487

Net (decrease) in cash and cash equivalents	(2,557)	(6,256)
Cash and cash equivalents at beginning of period	20,759	28,409

Cash and cash equivalents at end of period	$18,202	$22,153

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

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2006 and 2005, are not necessarily indicative of the results that may be expected for future periods.

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

Note D – Stock Split

The Holding Company issued a 6-for-5 stock split effected in the form of a 20% stock dividend in November 2005. All per share amounts have been adjusted to retroactively reflect the stock split.

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

The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006. The adoption of this statement did not impact the consolidated financial statements since there were no outstanding unvested options as of the date of adoption or grants during the 2006 period. In accordance with SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, the Company used the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes during 2005. Since there were no unvested options or grants in the 2005 period, net income and earnings per share were the same for disclosure purposes as reported in the Consolidated Statements of Income.

Note G -Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended June 30, 2006 and 2005, basic earnings per share has been computed based upon the weighted average common shares outstanding, after retroactively reflecting the 20% stock split in November 2005, of 2,720,584 and 2,719,750, respectively.

The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income	$678	$402	$1,281	$934
Weighted average outstanding shares	2,721	2,720	2,721	2,713
Dilutive effect of stock options	89	77	89	83

Weighted average diluted shares	2,810	2,797	2,810	2,796

Diluted earnings per share	$0.24	$0.14	$0.46	$0.33

Note H – Junior Subordinated Debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which carry a floating rate of three month LIBOR plus 2%. The proceeds from the sale of the debentures were used to repay $3,100,000 of unsecured junior subordinated debentures which were issued in June, 2001 and were used to fund projected loan growth. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 and Tier 2 capital under the Federal Reserve Board guidelines and accrue and pay distributions quarterly. The Company has entered into contractual arrangements, which in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or at the election of the Company on or after January 7, 2010.

Note I – Impact of Recently Adopted Accounting Standards

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

In June 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.

Note J – Subsequent Event

The Company has experienced a significant decline in non-performing assets since June 30, 2006. Foreclosed real estate with a carrying value of $356,000 was sold in early August 2006 at a gain of $191,000, recovering much of the amount written-off in 2005. Foreclosed real estate was $97,000 at August 9, 2006. Non-performing loans declined an additional $622,000 after June 30, 2006 to $2,518,000 at August 9, 2006.

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

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could”, “project”, “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance, or achievements may differ materially from the results expressed or implied by our forward-looking statements.

Comparison of Financial Condition

Assets. Our total assets increased by $24.8 million, or 6.8%, from $365.2 million at December 31, 2005, to $390.0 million at June 30, 2006. During the six month period ended June 30, 2006, cash and due from banks and Federal funds sold decreased by $2.6 million to $18.2 million, and investment securities increased by $7.8 million to $76.2 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $17.8 million or 6.8% during the first six months of 2006. We make both commercial and retail loans and continue to experience loan demand in our primary lending markets, Guilford, Randolph and Alamance Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. Our loan production office in Burlington, which was opened in 2005, was converted to a limited service office accepting deposits in April 2006. We are exploring building sites in Burlington to construct a permanent office to replace our leased facility. Our sixth office is estimated to be completed in late 2006 or early 2007 and is located in High Point, just past Greensboro’s busy Wendover Avenue.

Liabilities. Total liabilities increased by $23.8 million, or 7.0%, from $342.4 million at December 31, 2005, to $366.2 million at June 30, 2006. Deposits increased by $26.8 million during the first six months of 2006. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $12.3 million in out-of-market time deposits from other institutions and $24.5 million in brokered time deposits at June 30, 2006, an increase of $9.5 million in these two types of accounts from December 31, 2005.

Stockholders’ Equity. Total stockholders’ equity was up $1.0 million at June 30, 2006 to $23.8 million from $22.8 million at December 31, 2005 due to retention of net income, partially offset by a decrease in other comprehensive income during the six month period.

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005

General. Net income for the three months ended June 30, 2006 and 2005, amounted to $678,000, or $0.24 per diluted share and $402,000, or $0.14 per diluted share, respectively. The increase in net income was primarily due to higher net interest income.

Net interest income. Net interest income increased 27.8% to $3,074,000 for the three months ended June 30, 2006, from $2,405,000 for the three months ended June 30, 2005. Growth in interest earning assets and liabilities and an increase in the net yield on interest earning assets primarily accounted for the higher net interest income in the 2006 period. Average interest earning assets were $361.5 million and $305.3 million during the second quarters of 2006 and 2005, respectively. The net yield on average interest earning assets was 3.40% during the second quarter of 2006 and 3.15% during the second quarter of 2005.

Provision for loan losses. The provision for loan losses amounted to $285,000 for the three months ended June 30, 2006, as compared to $450,000 for the three months ended June 30, 2005, a decrease of 36.7%. The amount of the provision for loan losses decreased because loan quality improved during the 2006 period. Non-performing loans declined from $4,410,000 at June 30, 2005 and $5,308,000 at December 31, 2005 to $3,140,000 at June 30, 2006. Net loan charge-offs were $513,000 and $330,000 during the second quarters of 2006 and 2005, respectively. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $352,000 for the three months ended June 30, 2006, as compared to $316,000 for the three months ended June 30, 2005. The increase was primarily attributable to higher mortgage banking income related to fees realized from the origination of home loans for other institutions.

Non-interest expense. Total non-interest expense amounted to $2,031,000 for the three months ended June 30, 2006, as compared to $1,654,000 for the three months ended June 30, 2005. This increase of 22.8% was primarily due to expenses related to our growth during the past year. The Burlington branch was added as a loan production office in the third quarter of 2005 and converted to a branch in 2006.

Income taxes. Income taxes amounted to $432,000, or 38.9% of taxable income, for the three month period ended June 30, 2006, as compared to $273,000, or 34.8% of taxable income, for the three month period ended June 30, 2005. The tax rate increased in 2006 due to a smaller percentage of non-taxable income and due to a smaller state income tax deferred benefit.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005

General. Net income for the six months ended June 30, 2006 and 2005, amounted to $1,281,000, or $0.46 per diluted share and $934,000, or $0.33 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher non-interest income.

Net interest income. Net interest income increased 23.3% to $5,938,000 for the six months ended June 30, 2006, from $4,816,000 for the six months ended June 30, 2005. Growth in interest earning assets and liabilities and an increase in the net yield on interest earning assets primarily accounted for the higher net interest income in the 2006 period. Average interest earning assets were $356.5 million and $303.1 million during the first six months of 2006 and 2005, respectively. The net yield on average interest earning assets was 3.33% and 3.18% during the first six months of 2006 and 2005, respectively.

Provision for loan losses. The provision for loan losses amounted to $655,000 for the six months ended June 30, 2006, as compared to $730,000 for the six months ended June 30, 2005, a decrease of 10.2%. The amount of the provision for loan losses decreased because the recognition of specific loan loss reserves on non-performing or problem loans decreased during the 2006 period.

Non-interest income. Total non-interest income amounted to $778,000 for the six months ended June 30, 2006, as compared to $624,000 for the six months ended June 30, 2005. The increase was primarily attributable to income from one large annuity sale and higher mortgage banking income.

Non-interest expense. Total non-interest expense amounted to $4,022,000 for the six months ended June 30, 2006, as compared to $3,288,000 for the six months ended June 30, 2005. This increase of 22.3% was primarily due to expenses related to our growth during the past year. The Burlington branch was added as a loan production office in the third quarter of 2005 and converted to a branch in 2006.

Income taxes. Income taxes amounted to $758,000, or 37.2% of taxable income, for the six month period ended June 30, 2006, as compared to $488,000, or 34.3% of taxable income, for the six month period ended June 30, 2005.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $3,593,000 at June 30, 2006, compared to $5,419,000 at December 31, 2005 and $5,110,000 at June 30, 2005. Non-performing assets, as a percentage of total assets, were .92% at June 30, 2006, compared to 1.48% at December 31, 2005 and 1.57% at June 30, 2005. There were no loans 90 days or more past due and still accruing interest at June 30, 2006, December 31, 2005 or June 30, 2005. Foreclosed real estate was $453,000 at June 30, 2006, $111,000 at December 31, 2005, and $691,000 at June 30, 2005.

During the first quarter of 2006, $2,376,000 in restructured loans at December 31, 2005 were moved to non-accrual status because the borrower defaulted on renegotiated terms of the loans. Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to problem loans, increased to $376,000 at June 30, 2006 from $366,000 at December 31, 2005 due to additional reserves required on the former restructured loans moved to non-accrual status, additional reserves on several new non-performing loans less loan write-offs of $511,000 during the first half of 2006. The general section of our allowance for loan losses was $2,978,000 at June 30, 2006 and $2,844,000 at December 31, 2005. These reserves apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from .40% on residential real estate loans to 3.00% on non secured consumer revolving loans, to categories of performing loans at each period end.

Management’s focus on asset quality has reduced our non-performing assets, which increased during much of 2005. Since June 30, 2006, an REO of $356,000 was sold at a $191,000 gain, recovering much of the amount previously written off. As of August 9, 2006, non-performing loans have also declined by $622,000 since June 30, 2006.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2006, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2006 and December 31, 2005, pre-approved but unused lines of credit for loans totaled approximately $74,445,000 and $64,581,000, respectively. In addition, we had $5,039,000 and $4,914,000 in standby letters of credit at June 30, 2006 and December 31, 2005, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 18, 22006. Three director nominees were re-elected for three-year terms by shareholder votes as follows:

Director	# of votes for	# of votes withheld (against)
Marlene H. Cato	2,134,439	280,777
Judy H. Fuller	2,134,439	280,777
T. Gray McCaskill	2,134,439	280,777

The following eight directors’ terms continued after the annual meeting: J. Alexander Barrett; Robert T. Braswell; Gary N. Brown; George E. Carr; John D. Cornet; James E. Hooper, Kenneth C. Mayer, Jr.; and Julius L. Young, Jr. The terms of Messrs. Braswell; Brown; Cornet; and Hooper will expire at the 2007 annual meeting and the terms of Messrs. Barrett; Carr; Mayer; and Young will expire at the 2008 annual meeting.

Cherry, Bekaert & Holland, L.L.P. was ratified as the Company’s independent public accountants for 2006, with 2,131,336 votes for, 52,768 against and 231,112 votes abstaining. There were 2,720,496 shares of common stock outstanding and eligible to vote on the record date of February 24, 2006.

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

Carolina Bank Holdings, Inc.

Date: August 10, 2006	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: August 10, 2006	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer