Form 10QSB
period 2006-09-30
CAROLINA BANK HOLDINGS INC
filed 2006-11-14
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 2,722,388 shares of the Issuer’s common stock, $1.00 par value outstanding as of November 10, 2006.

Transitional Small Business Disclosure Forma (Check One)    Yes  ☐    No  ☒

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets (unaudited)

	September 30, 2006	December 31, 2005
	(in thousands)
Assets
Cash and due from banks	$5,955	$17,240
Federal funds sold	13,589	3,519

Cash and cash equivalents	19,544	20,759
Securities available-for-sale, at fair value	74,494	64,461
Securities held-to-maturity, market value of $3,611 in 2006 and $3,856 in 2005	3,755	3,997
Loans	288,557	262,609
Less allowance for loan losses	(3,606)	(3,210)

Net loans	284,951	259,399
Premises and equipment, net	8,566	7,728
Other assets	9,914	8,826

Total assets	$401,224	$365,170

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$28,068	$27,168
NOW, money market and savings	162,821	135,360
Time	158,050	143,806

Total deposits	348,939	306,334
Advances from the Federal Home Loan Bank	12,115	21,300
Securities sold under agreements to repurchase	2,652	2,844
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	2,074	1,595

Total liabilities	376,090	342,383

Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 2,722,388 at 9/30/06 and 2,720,496 at 12/31/05	2,722	2,720
Additional paid-in capital	15,597	15,580
Retained earnings	7,295	5,040
Stock in directors rabbi trust	(418)	(333)
Directors deferred fees obligation	418	333
Accumulated other comprehensive loss	(480)	(553)

Total stockholders’ equity	25,134	22,787

Total liabilities and stockholders’ equity	$401,224	$365,170

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Interest Income:
Loans	$6,024	$4,150	$16,851	$11,507
Investment securities, taxable	874	556	2,330	1,518
Interest from federal funds sold	125	76	376	288
Other	11	12	30	22

Total interest income	7,034	4,794	19,587	13,335

Interest Expense:
NOW, money market, savings	1,703	712	4,443	1,915
Time deposits	1,730	1,172	4,745	3,125
Other borrowed funds	452	334	1,312	903

Total interest expense	3,885	2,218	10,500	5,943

Net Interest Income	3,149	2,576	9,087	7,392
Provision for Loan Losses	231	245	886	975

Net Interest Income After
Provision for Loan Losses	2,918	2,331	8,201	6,417
Non-Interest Income:
Service charges	183	174	494	477
Mortgage banking income	101	77	271	213
Repossessed asset gains (losses)	183	(50)	183	(39)
Other	193	78	490	252

Total non-interest income	660	279	1,438	903

Non-Interest Expense:
Salaries and benefits	1,046	913	3,188	2,580
Occupancy and equipment	286	244	810	681
Professional fees	170	198	562	601
Outside data processing	139	141	434	400
Advertising and promotion	127	60	332	217
Stationery, printing, supplies	80	87	261	235
Other	118	52	401	269

Total non-interest expense	1,966	1,695	5,988	4,983

Income Before Income Taxes	1,612	915	3,651	2,337
Income Tax Provision	638	367	1,396	855

Net income	$974	$548	$2,255	$1,482

Net Income per Common Share:
Basic	$0.36	$0.20	$0.83	$0.55

Diluted	$0.35	$0.20	$0.80	$0.53

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net income	$974	$548	$2,255	$1,482
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	355	(45)	73	(289)

Comprehensive income	$1,329	$503	$2,328	$1,193

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$2,255	$1,482
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	886	975
Depreciation	307	285
Deferred income tax (benefit)	(173)	(275)
Amortization (accretion) net	(63)	(45)
Loss (Gain) on sale of repossessed assets	(183)	39
(Increase) in other assets	(1,059)	(1,577)
Increase in other liabilities	479	246

Net cash provided by operating activities	2,449	1,130

Cash flows from investing activities:
Origination of loans, net of principal collected	(26,891)	(17,881)
Maturities and calls of investment securites available-for-sale	14,278	—
Purchases of investment securites available-for-sale	(28,101)	(20,298)
Repayments from mortgage backed securites available-for-sale	3,965	2,414
Repayments from mortgage backed securites held-to-maturity	236	380
Additions to premises and equipment	(1,145)	(254)
Proceeds from sales of repossessed assets	747	1,678

Net cash (used for) investing activities	(36,911)	(33,961)

Cash flows from financing activities:
Net increase in deposits	42,605	18,738
Net (decrease) in retail repurchase agreements	(192)	(444)
Net (decrease) in Federal Home Loan Bank advances	(9,185)	(51)
Proceeds from exercised stock options	19	144

Net cash provided by financing activities	33,247	18,387

Net (decrease) in cash and cash equivalents	(1,215)	(14,444)
Cash and cash equivalents at beginning of period	20,759	28,409

Cash and cash equivalents at end of period	$19,544	$13,965

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

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2006 and 2005, are not necessarily indicative of the results that may be expected for future periods.

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

The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006 under the modified prospective application method. The adoption of this statement did not impact the consolidated financial statements since there were no outstanding unvested options as of the date of adoption or grants during the 2006 period. In accordance with SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, the Company used the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes during 2005.

Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below.

	Three	Nine
	Months Ended September 30,
	2005	2005
Net income
As reported	$548	$1,482
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	12	12

Pro forma	$536	$1,470

Basic Earnings per share:
As reported	$0.20	$0.55
Pro forma	0.20	0.54

Diluted earnings per share:
As reported	$0.20	$0.53
Pro forma	0.19	0.53

Note G -Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended September 30, 2006 and 2005, basic earnings per share has been computed based upon the weighted average common shares outstanding, after retroactively reflecting the 20% stock split in November 2005, of 2,720,584 and 2,719,750, respectively.

The only potential stock of the Company as defined in the Statement of Financial Accounting Standards

No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income	$974	$548	$2,255	$1,482

Weighted average outstanding shares	2,722	2,720	2,721	2,716

Dilutive effect of stock options	95	76	91	80

Weighted average diluted shares	2,817	2,796	2,812	2,796

Diluted earnings per share	$0.35	$0.20	$0.80	$0.53

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

Note I – Impact of Recently Adopted Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FAS No. 155 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires a business entity to recognize the over-funded or under-funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The provisions of this statement are effective as of the end of the first fiscal year after December 15, 2006. The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this new standard is expected to increase diluted earnings per share by $.03 in the period adopted.

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

Comparison of Financial Condition

Assets. Our total assets increased by $36.1 million, or 9.9%, from $365.2 million at December 31, 2005, to $401.2 million at September 30, 2006. During the nine month period ended September 30, 2006, cash and due from banks and Federal funds sold decreased by $1.2 million to $19.5 million, and investment securities increased by $9.8 million to $78.2 million. We attempt to maintain adequate liquidity to meet loan demand and other obligations. Loans before allowance for loan losses increased by $25.9 million or 9.9% during the first nine months of 2006. We make both commercial and retail loans and continue to experience loan demand in our primary lending markets, Guilford, Randolph and Alamance Counties, North Carolina. We plan to continue to grow the loan portfolio in a safe and sound manner. Our loan production office in Burlington, which was opened in 2005, was converted to a limited service office accepting deposits in May 2006. We are exploring building sites in Burlington to construct a permanent office to replace our leased facility. Our sixth office is estimated to be completed in late 2006 or early 2007 and is located in High Point, just past Greensboro’s busy Wendover Avenue.

Liabilities. Total liabilities increased by $33.7 million, or 9.8%, from $342.4 million at December 31, 2005, to $376.1 million at September 30, 2006. Deposits increased by $42.6 million during the first nine months of 2006. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. We had approximately $9.2 million in out-of-market time deposits from other institutions and $31.0 million in brokered time deposits at September 30, 2006, an increase of $4.6 million in these two types of accounts from December 31, 2005.

Stockholders’ Equity. Total stockholders’ equity was up $2.3 million at September 30, 2006 to $25.1 million from $22.8 million at December 31, 2005 due primarily to retention of net income.

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005

General. Net income for the three months ended September 30, 2006 and 2005, amounted to $974,000, or $0.35 per diluted share and $548,000, or $0.20 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher non-interest income. Non-interest income of $183,000 from gains on the sale of repossessed assets and $117,000 from an income distribution from a limited partnership investment company, resulted in $184,000 additional net income, or $.08 per diluted share, during the third quarter of 2006.

Net interest income. Net interest income increased 22.2% to $3,149,000 for the three months ended September 30, 2006, from $2,576,000 for the three months ended September 30, 2005. Growth in interest earning assets and liabilities and an increase in the net yield on interest earning assets primarily accounted for the higher net interest income in the 2006 period. Average interest earning assets were $375.4 million and $310.3 million during the third quarters of 2006 and 2005, respectively. The net yield on average interest earning assets was 3.36% during the third quarter of 2006 and 3.32% during the third quarter of 2005.

Provision for loan losses. The provision for loan losses amounted to $231,000 for the three months ended September 30, 2006, as compared to $245,000 for the three months ended September 30, 2005, a decrease of 5.7%. The amount of the provision for loan losses decreased because loan quality improved during the 2006 period. Non-performing loans declined from $5,826,000 at September 30, 2005 and $5,308,000 at December 31, 2005 to $2,853,000 at September 30, 2006. Net loan charge-offs were $497,000 in the third quarter of 2005 versus net recoveries of $21,000 during the third quarter of 2006. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $660,000 for the three months ended September 30, 2006, as compared to $279,000 for the three months ended September 30, 2005. The increase in 2006 was primarily attributable to $183,000 in gains on the sale of repossessed assets and a $117,000 income distribution from a limited partnership investment, both which tend to be sporadic in nature. We experienced a net loss of $50,000 from sales of repossessed assets in the third quarter of 2005.

Non-interest expense. Total non-interest expense amounted to $1,966,000 for the three months ended September 30, 2006, as compared to $1,695,000 for the three months ended September 30, 2005. This increase of 16.0% was primarily due to expenses related to our growth during the past year. The Burlington branch was added as a loan production office in the third quarter of 2005 and converted to a branch in 2006.

Income taxes. Income taxes amounted to $638,000, or 39.6% of income before income taxes, for the three month period ended September 30, 2006, as compared to $367,000, or 40.1% of income before income taxes, for the three month period ended September 30, 2005.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

General. Net income for the nine months ended September 30, 2006 and 2005, amounted to $2,255,000, or $0.80 per diluted share and $1,482,000 or $0.53 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher non-interest income. As noted in the comparison of third quarter results, contributing to the increase in net income for the first nine months of 2006 were two non-interest income items totaling $184,000 after-tax, or $.06 diluted earnings per share.

Net interest income. Net interest income increased 22.9% to $9,087,000 for the nine months ended September 30, 2006, from $7,392,000 for the nine months ended September 30, 2005. Growth in interest earning assets and an increase in the net yield on interest earning assets primarily accounted for the higher net interest income in the 2006 period. Average interest earning assets were $362.8 million and $305.5 million during the first nine months of 2006 and 2005, respectively. The net yield on average interest earning assets was 3.34% and 3.23% during the first nine months of 2006 and 2005, respectively.

Provision for loan losses. The provision for loan losses amounted to $886,000 for the nine months ended September 30, 2006, as compared to $975,000 for the nine months ended September 30, 2005, a decrease of 9.1%. The amount of the provision for loan losses decreased because of improving loan quality and lower net loan charge-offs during 2006. Loan charge-offs reduce the allowance for loan losses and amounted to $490,000 and $839,000 during the nine months ended September 30, 2006 and 2005, respectively.

Non-interest income. Total non-interest income amounted to $1,438,000 for the nine months ended September 30, 2006, as compared to $903,000 for the nine months ended September 30, 2005. The increase was primarily due to gains on the sale of repossessed assets of $183,000 in 2006 versus losses on the sale of repossessed asset of $39,000 in 2005, and income of $117,000 from the limited partnership investment company in the 2006 period.

Non-interest expense. Total non-interest expense amounted to $5,988,000 for the nine months ended September 30, 2006, as compared to $4,983,000 for the nine months ended September 30, 2005. This increase of 20.2% was primarily due to expenses related to our growth during the past year. The Burlington branch was added as a loan production office in the third quarter of 2005 and converted to a branch in 2006.

Income taxes. Income taxes amounted to $1,396,000, or 38.2% of income before income taxes, for the nine month period ended September 30, 2006, as compared to $855,000, or 36.6% of taxable income, for the nine month period ended September 30, 2005.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $2,853,000 at September 30, 2006, compared to $5,419,000 at December 31, 2005 and $5,863,000 at September 30, 2005. Non-performing assets, as a percentage of total assets, were .71% at September 30, 2006, compared to 1.48% at December 31, 2005 and 1.77% at September 30, 2005. There were no loans 90 days or more past due and still accruing interest at September 30, 2006, December 31, 2005 or September 30, 2005. Foreclosed real estate was $0 at September 30, 2006, $111,000 at December 31, 2005, and $37,000 at September 30, 2005.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to problem loans, increased to $372,000 at September 30, 2006 from $366,000 at December 31, 2005 due to additional reserves required on former restructured loans moved to non-accrual status, additional reserves on several new non-performing loans less loan write-offs of $490,000 during the first half of 2006. The general section of our allowance for loan losses was $3,234,000 at September 30, 2006 and $2,844,000 at December 31, 2005. These reserves apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from .40% on residential real estate loans to 3.00% on non secured consumer revolving loans, to categories of performing loans at each period end. The general section also includes reserves on watch list loans which are still performing but carry a higher degree of risk because of declining credit factors.

Management’s focus on asset quality has reduced non-performing assets in 2006, which increased during much of 2005.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2006, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2006 and December 31, 2005, pre-approved but unused lines of credit for loans totaled approximately $85,045,000 and $64,581,000, respectively. In addition, we had $7,000,000 and $4,914,000 in standby letters of credit at September 30, 2006 and December 31, 2005, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

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

Carolina Bank Holdings, Inc.

Date: November 13, 2006	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer