Form 10KSB
period 2006-12-31
CAROLINA BANK HOLDINGS INC
filed 2007-03-23
CIK 1127160

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The Registrant’s revenues for the year ended December 31, 2006 were $28,631,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 23, 2007 was approximately $40,791,000.

The number of shares of the Registrant’s Common Stock outstanding on February 23, 2007 was 2,722,388.

Documents Incorporated by Reference:

1.	Proxy Statement for the 2007 Annual Meeting of Shareholders (Parts II and III).

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

FORM 10-KSB CROSS-REFERENCE INDEX

PART I

ITEM 1:	DESCRIPTION OF BUSINESS

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

At December 31, 2006, we had 69 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford, Alamance and Randolph Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending but also include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank does not provide the services of a trust department, but invested in a trust bank in 2004 that provides trust services to community bank customers.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro, High Point, Burlington and Asheboro, North Carolina and the areas immediately surrounding Greensboro, High Point, Burlington and Asheboro, all of which are located in Guilford, Alamance and Randolph Counties, North Carolina.

Competition

Commercial banking in the bank’s primary service area and in North Carolina as a whole is extremely competitive with state laws permitting state-wide branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 25 other commercial banks operate 137 full service offices, including all of the largest banks in North Carolina. In Alamance County, 15 other commercial banks operate 49 full service branch offices. In Randolph County, 15 other commercial banks operate 44 full service branch offices.

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

Employees

The bank employed 69 full-time equivalent employees at December 31, 2006. We do not have any officers or employees who are not also officers or employees of Carolina Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

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

THE BANK HOLDING COMPANY ACT. We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”), as amended, and are required to register as such with the Board of Governors of the Federal Reserve System. A bank holding company is required to file annual reports and other information regarding its business operations and those of its subsidiaries with the Federal Reserve Board. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of any bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company must engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

DEPOSIT INSURANCE. As a member institution of the FDIC, the bank’s deposits are insured up to a per depositor maximum of $250,000 for retirement accounts and $100,000 for all other accounts through the Deposit Insurance Fund administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Deposit Insurance Fund assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, trust preferred securities, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2006, we were classified as “well-capitalized” with Tier 1 and Total Risk—Based Capital of 9.97% and 11.45% respectively.

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

CHECK 21. On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. This law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•

requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

ITEM 2:	PROPERTIES

The following table sets forth certain information regarding our properties:

OFFICE LOCATION	YEAR OPENED		APPROX. SQUARE FOOTAGE		OWN/ LEASE
Corporate Office 528 College Road Greensboro, NC	2005		9,874		Own

Main Office 2604 Lawndale Drive Greensboro, NC	2000		12,000		Own

Friendly Center Office 3124 Friendly Avenue Greensboro, NC	1996		5,300		Lease

Jefferson Village Office 1601 Highwoods Blvd. Greensboro, NC	2001		3,000		Own

Asheboro Office 335 S. Fayetteville Street Asheboro, NC	2003		5,800		Own

Burlington Office 3057 South Church Street Suite 201 Burlington, NC	2005		1,000		Lease

High Point Office 4010 Brian Jordan Blvd. High Point, NC	2007		4,500		Own

Future Branch Site 3216 South Church Street Burlington, NC	2006	(1)	5,800	(1)	Own

(1)	Currently under construction and anticipated to open during 2007. The Burlington office currently located at 3057 South Church Street will be relocated to this site upon its completion.

ITEM 3:	LEGAL PROCEEDINGS

As of December 31, 2006, there were no pending material legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5:	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Summary

Our common stock is listed for quotation on the Nasdaq Capital Market under the symbol “CLBH.” As of February 23, 2007, we had issued and outstanding 2,722,388 shares of common stock which were held by approximately 1,250 shareholders.

No cash dividends were paid in 2006 or 2005.

Additional information regarding our common stock, including a table which gives the high and low sale prices for our common stock in each of the calendar quarters in 2006 and 2005, is incorporated by reference to page 20 of the Proxy Statement.

See Item 11 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-B.

ITEM 6:	MANAGEMENT’S DISCUSSION AND ANALYSIS

Incorporated by reference to pages 21-35 of the Proxy Statement.

ITEM 7:	FINANCIAL STATEMENTS

Incorporated by reference to pages 36-64 of the Proxy Statement.

ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants.

ITEM 8A:	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of December 31, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There was no change in our internal control over financial reporting identified in connection with the evaluation conducted by our Chief Executive Officer and Chief Financial Officer that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B:	OTHER INFORMATION

We entered into an employment agreement, dated March 13, 2007 but executed and effective as of March 19, 2007, with Daniel D. Hornfeck, our Executive Vice President and Chief Credit Officer. The employment agreement provides for an initial term of employment of three (3) years with automatic one (1) year extensions following the expiration of the initial term, unless notice to the contrary is furnished by the Company or Mr. Hornfeck. The agreement provides for discretionary bonuses, participation in other pension and profit-sharing retirement plans maintained on behalf of employees, as well as fringe benefits normally associated with, or typical of, Mr. Hornfeck’s office or made available to all other employees.

The employment agreement also includes a non-compete covenant and provides for change in control benefits equal to 2.99% of Mr. Hornfeck’s “base amount” (as such term is defined in Section 280G of the Internal Revenue Code) in the event that he suffers a “termination event” (as such term is defined in the agreement) within twelve (12) months of a “change in control” (as such term is defined in the agreement).

Our employment agreement with Mr. Hornfeck is filed as Exhibit 10(xiv) to this annual report on Form 10-KSB and incorporated by reference into this Item 8B.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Incorporated by reference to pages 9-13 of the Proxy Statement

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to pages 3-4 of the Proxy Statement.

In 1997, the Bank’s shareholders approved the Carolina Bank 1997 Nonqualified Stock Option Plan for Directors (the “1997 Nonqualified Plan”) and the Carolina Bank 1997 Incentive Stock Option Plan (the “1997 Incentive Plan”). Both plans were adopted by us upon our organization as the Bank’s holding company. An amendment to the 1997 Incentive Plan increasing by 100,000 the number of shares available for issuance upon the exercise of stock options granted under the plan was approved by the shareholders at the 2003 annual meeting.

The maximum number of options available for grant under the 1997 Nonqualified Plan is 112,850 (adjusted for stock dividends). The maximum number of options to purchase shares of our stock available for grant under the Incentive Plan is 256,849 (adjusted for stock dividends). Of the maximum number of options available for grant, 59,067 were outstanding under the Nonqualified Plan and 198,416 were outstanding under the Incentive Plan at December 31, 2006. Option prices for both plans are established at market value at the time of grant.

No further stock options may be granted under the Nonqualified Plan or the 1997 Incentive Plan after May 20, 2007 pursuant to the terms of such plans. All options to purchase shares of our stock under the 1997 Nonqualified Plan have been granted. There are currently 30,350 ungranted stock options under the Incentive Plan, however this plan has been frozen by the Board of Directors and no further stock options will be granted under it prior to its expiration on May 20, 2007. Stock options previously granted under the 1997 plans will remain outstanding following May 20, 2007 and will expire pursuant to their original contractual terms.

The Company’s Board of Directors has approved the Carolina Bank Holdings, Inc. 2007 Incentive Stock Option Plan, which provides for the issuance and sale of an aggregate of 30,350 shares of the Company’s common stock upon the exercise of incentive stock options granted pursuant to the plan. The 2007 Incentive Stock Option Plan has been presented to the shareholders of the Company for approval at the 2007 annual meeting. No options will be granted under the 2007 Incentive Stock Option Plan unless and until such plan has been approved by a majority of the shares of the Company’s common stock entitled to vote on the proposal.

The following chart contains details of all prior grants under the 1997 Incentive Stock Option Plan and 1997 Nonstatutory Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nonstatutory – 59,067 Incentive – 198,416	$6.24 9.22	-0- 30,350

Equity compensation plans not approved by security holders	None	N/A	None

Total	257,483	$8.55	30,350

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to pages 6 and 13 of the Proxy Statement.

ITEM 13:	EXHIBITS

3(i)	Articles of Incorporation of Carolina Bank Holdings, Inc. (1)

3(ii)	Bylaws of the Carolina Bank Holdings, Inc. (1)

4	Indenture(6)

10(i)	Employment Agreement between the Bank and Robert T. Braswell, dated May 21, 1996(2)

10(ii)	Employment Agreement between the Bank and T. Allen Liles, dated July 24, 2001(3)

10(iii)	1997 Incentive Stock Option Plan(4)

10(iv)	1997 Nonqualified Stock Option Plan(4)

10(v)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell(5)

10(vi)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles(5)

10(vii)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen(5)

10(viii)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(5)

10(ix)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(5)

10(x)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(5)

10(xi)	Carolina Bank Directors’ Deferral Plan(5)

10(xii)	Amended and Restated Declaration of Trust of Carolina Capital Trust(6)

10(xiii)	Guarantee Agreement(6)

10(xiv)	Employment Agreement between the Bank and Daniel D. Hornfeck, dated March 13, 2007

21	Subsidiaries of the Registrant

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32(i)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

99	Proxy Statement for the 2007 Annual Meeting of Shareholders(7)

(1)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission.).
(2)	Previously filed on Form F-1 of Carolina Savings Bank SSB, Inc. with the Federal Deposit Insurance Corporation for the year ended December 31, 1996, and incorporated herein by reference.
(3)	Incorporated by reference to Form 10-QSB of Carolina Bank Holdings, Inc. (Filed November 9, 2001 with the Securities and Exchange Commission).
(4)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).
(5)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).
(6)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission)
(7)	As filed with the SEC pursuant to Rule 14a-6(b).

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to pages 7-8 and 17-18 of the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.
(Registrant)

By:	/s/ Robert T. Braswell
Robert T. Braswell President and Chief Executive Officer

Date:	March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert T. Braswell Robert T. Braswell President, Chief Executive Officer and Director	March 23, 2007

/s/ Gary N. Brown Gary N. Brown Vice Chairman	March 23, 2007

/s/ George E. Carr George E. Carr Director	March 23, 2007

/s/ Marlene H. Cato Marlene H. Cato Director	March 23, 2007

/s/ John D. Cornet John D. Cornet Chairman of the Board of Directors	March 23, 2007

/s/ James E. Hooper James E. Hooper Director	March 23, 2007

J. Alexander S. Barrett Director	March 23, 2007

Kenneth C. Mayer, Jr. Director	March 23, 2007

T. Gray McCaskill Director	March 23, 2007

Julius L. Young Director	March 23, 2007

/s/ T. Allen Liles T. Allen Liles Secretary, Treasurer and Principal Accounting Officer	March 23, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number
3(i)	Articles of Incorporation	*

3(ii)	Bylaws	*

4	Indenture	*

10(i)	Employment Agreement of Robert T. Braswell	*

10(ii)	Employment Agreement of T. Allen Liles	*

10(iii)	1997 Incentive Stock Option Plan	*

10(iv)	1997 Nonqualified Stock option Plan	*

10(v)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell	*

10(vi)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles	*

10(vii)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen	*

10(viii)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell	*

10(ix)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles	*

10(x)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen	*

10(xi)	Carolina Bank Directors’ Deferral Plan	*

10(xii)	Amended and Restated Declaration of Trust of Carolina Capital Trust	*

10(xiii)	Guarantee Agreement	*

10(xiv)	Employment Agreement of Daniel D. Hornfeck	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32(i)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99	Proxy Statement for the 2007 Annual Meeting of Shareholders	**

*	Incorporated by reference.
**	As filed with the SEC pursuant to Rule 14a-6(b).