Form 10-Q
period 2007-03-31
CAROLINA BANK HOLDINGS INC
filed 2007-05-14
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 2,722,388 shares of the Issuer’s common stock, $1.00 par value outstanding as of May 9, 2007.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$7,052	$4,983
Federal funds sold	16,174	—

Cash and cash equivalents	23,226	4,983
Securities available-for-sale, at fair value	63,976	71,054
Securities held-to-maturity	3,544	3,637
Loans	332,112	315,732
Less allowance for loan losses	(4,012)	(3,898)

Net loans	328,100	311,834
Premises and equipment, net	10,336	10,078
Other assets	9,493	10,006

Total assets	$438,675	$411,592

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$31,580	$26,984
NOW, money market and savings	172,372	167,124
Time	187,984	166,307

Total deposits	391,936	360,415
Advances from the Federal Home Loan Bank	3,601	8,908
Securities sold under agreements to repurchase	3,385	2,031
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	2,655	3,999

Total liabilities	411,887	385,663

Commitments
Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 2,722,388 in 2007 and 2006	2,722	2,722
Additional paid-in capital	15,597	15,597
Retained earnings	8,552	7,851
Stock in directors rabbi trust	(484)	(453)
Directors deferred fees obligation	484	453
Accumulated other comprehensive loss	(83)	(241)

Total stockholders’ equity	26,788	25,929

Total liabilities and stockholders’ equity	$438,675	$411,592

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Interest income
Loans	$6,711	$5,212
Investment securities, taxable	835	675
Interest from federal funds sold	59	88
Other	6	16

Total interest income	7,611	5,991

Interest expense
NOW, money market, savings	1,762	1,258
Time deposits	2,153	1,445
Other borrowed funds	399	424

Total interest expense	4,314	3,127

Net interest income	3,297	2,864
Provision for loan losses	255	370

Net interest income after provision for loan losses	3,042	2,494
Non-interest income
Service charges	172	159
Mortgage banking income	65	63
Other	121	204

Total non-interest income	358	426

Non-interest expense
Salaries and benefits	1,299	1,072
Occupancy and equipment	304	265
Professional fees	187	202
Outside data processing	164	151
Advertising and promotion	116	72
Stationery, printing and supplies	116	86
Other	96	143

Total non-interest expense	2,282	1,991

Income before income taxes	1,118	929
Income tax expense	417	326

Net income	$701	$603

Net income per common share
Basic	$0.26	$0.22

Diluted	$0.25	$0.21

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$701	$603
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of income taxes	158	(77)

Comprehensive income	$859	$526

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the three months ended March 31, 2007 and 2006

	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$701	$603
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	255	370
Depreciation	116	105
Deferred income tax (benefit)	(40)	(13)
Amortization (accretion), net	(12)	(24)
Increase in other assets	(28)	(560)
Increase in accrued expenses and other liabilities	230	244
Other operating activities	9	(1)

Net cash provided by operating activities	1,231	724

Cash flows from investing activities
Purchases of investment securities available-for-sale	(217)	(10,505)
Maturities and calls of securities available-for-sale	5,783	9,497
Repayments from mortgage-backed securities available-for-sale	2,265	1,150
Repayments from mortgage-backed securities held-to-maturity	91	72
Origination of loans, net of principal collected	(16,521)	(13,259)
Additions to premises and equipment	(383)	(731)

Net cash (used for) investing activities	(8,982)	(13,776)

Cash flows from financing activities
Net increase in deposits	31,521	17,065
Net (decrease) in Federal Home Loan Advances	(5,307)	(3,017)
Net (decrease) in Federal funds purchased	(1,574)	—
Increase (decrease) in securities sold under agreements to repurchase	1,354	(296)

Net cash provided by financing activities	25,994	13,752

Net increase in cash and cash equivalents	18,243	700
Cash and cash equivalents at beginning of period	4,983	20,759

Cash and cash equivalents at end of period	$23,226	$21,459

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,098	$3,097

Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$—	$—

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

The Bank was incorporated on August 20, 1996, and began banking operations on November 25, 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance and Randolph Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has six retail locations with three in Greensboro, North Carolina, an office in Asheboro, North Carolina, an office in Burlington, North Carolina, and a branch in High Point, North Carolina which opened on January 2, 2007. The corporate headquarters is also located in Greensboro.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2007 and 2006, are not necessarily indicative of the results that may be expected for future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2006 and 2005, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.

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

The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006 under the modified prospective application method. The adoption of this statement did not impact the consolidated financial statements since there were no outstanding unvested options as of the date of adoption or grants during the 2006 or 2007 periods.

Note F – Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2007 and 2006, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,722,388 and 2,720,496, respectively.

The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Net income	$701	$603
Weighted average outstanding shares	2,722	2,721
Dilutive effect of stock options	122	89

Weighted average diluted shares	2,844	2,810

Diluted earnings per share	$0.25	$0.21

Note G – Junior Subordinated Debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which carry a floating rate of three month LIBOR plus 2%. The proceeds from the sale of the debentures were used to repay $3,100,000 of unsecured junior subordinated debentures which were issued in March 2001 and were used to fund loan growth. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 and Tier

2 capital under the Federal Reserve Board guidelines and accrue and pay distributions quarterly. The Company has entered into contractual arrangements, which in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or at the election of the Company on or after January 7, 2010.

Note H – Impact of Recently Adopted Accounting Standards

In June 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires a business entity to recognize the over-funded or under-funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The provisions of this statement are effective as of the end of the first fiscal year after December 15, 2006. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In February 2007, The FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. While most of the provisions are elective, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities and trading securities. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied to entire instruments and not to portions of instruments. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted if the decision to do so is made within the first 120 days of the earlier fiscal year. We did not choose to adopt any provisions of this statement early and are currently evaluating the impact of this statement on our future financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of

Operations

The following discussion is intended to assist in understanding our financial condition and results of operations. Because we have no material operations and conduct no business on our own other than owning our subsidiaries, Carolina Bank and Carolina Capital Trust, and because Carolina Capital Trust has no operations other than the issuance of its trust preferred securities, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of Carolina Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Carolina Bank Holdings, Inc. and Carolina Bank are collectively referred to herein as “we”, “our” or “us” unless otherwise noted.

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

Comparison of Financial Condition

Assets. Our total assets increased by $27.1 million, or 6.6%, from $411.6 million at December 31, 2006, to $438.7 million at March 31, 2007. During the three month period ended March 31, 2007, cash and due from banks and Federal funds sold increased by $18.2 million to $23.2 million, and investment securities decreased by $7.2 million to $67.5 million. Loan demand was stronger than projected as loans before allowance for loan losses increased by $16.4 million or 5.2% during the first quarter of 2007. We make both commercial and retail loans and continue to experience good loan demand in our primary lending markets, Guilford, Randolph and Alamance Counties, North Carolina. Approximately 82 % of our loans are secured by real estate which is up slightly from 80% secured by real estate at December 31, 2006. Our sixth office was opened in High Point, just past Greensboro’s busy Wendover Avenue, on January 2, 2007. Construction began on our new full service Burlington office during the first quarter of 2007 which will replace our limited service leased facility later in 2007. Our Board of Directors also recently approved the construction of a corporate headquarters and retail banking office of approximately 40,000 square feet on leased land in downtown Greensboro. The new corporate headquarters is scheduled to be completed in 2008 and will replace our current Greensboro headquarters on College Road which is anticipated to be sold.

Liabilities. Total deposits increased by $31.5 million, or 8.8%, from $360.4 million at December 31, 2006, to $391.9 million at March 31, 2007. Time deposits, which increased $21.7 million or 13%, accounted for a majority of our deposit growth in the first quarter of 2007. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances declined $5.3 million during the first quarter to $3.6 million at March 31, 2007 as strong deposit growth allowed us to reduce this source of funding. We had approximately $14.4 million in out-of-market time deposits from other institutions and $25.7 million in brokered time deposits at March 31, 2007, a decrease of $2.2 million in these two types of accounts from December 31, 2006.

Stockholders’ Equity. Total stockholders’ equity was up $.9 million at March 31, 2007 to $26.8 million from $25.9 million at December 31, 2006 due to retention of net income of $.7 million and an increase in the value (after-tax) of our investment securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

General. Net income for the three months ended March 31, 2007 and 2006, amounted to $701,000, or $0.25 per diluted share and $603,000, or $0.21 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and reduction in our provision for loan losses.

Net interest income. Net interest income increased 15.1% to $3,297,000 for the three months ended March 31, 2007, from $2,864,000 for the three months ended March 31, 2006. Growth in interest earning assets and liabilities and a slight increase in the net yield on interest earning assets primarily accounted for the higher net interest income in 2007. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2007 and 2006.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended March 31,
	2007			2006
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$550	$6	4.36%	$1,589	$16	4.03%
Federal funds sold	4,644	59	5.08%	7,413	88	4.75%
Investments	71,682	835	4.66%	68,120	675	3.96%
Loans	326,161	6,711	8.23%	274,728	5,212	7.59%

Interest-earning assets	403,037	7,611		351,850	5,991
Interest-earning assets			7.55%			6.81%

Non interest-earning assets	21,802			14,485

Total assets	$424,839			$366,335

Interest-bearing liabilities
Interest checking	$12,394	34	1.10%	$9,252	6	0.26%
Money market and savings	153,260	1,728	4.51%	125,934	1,252	3.98%
Time certificates and IRAs	174,776	2,153	4.93%	146,142	1,445	3.96%
Other borrowings	27,554	399	5.79%	33,722	424	5.03%

Total interest-bearing liabilities	367,984	4,314		315,050	3,127
Cost on average
Interest-bearing liabilities			4.69%			3.97%

Non-interest-bearing liabilities
Demand deposits	27,217			26,709
Other liabilities	3,314			1,506

Total non-interest-bearing liabilities	30,531			28,215

Total liabilities	398,515			343,265
Stockholders’ equity	26,324			23,070

Total liabilities and equity	$424,839			$366,335
Net interest income		$3,297			$2,864

Net yield on average interest-earning assets			3.27%			3.26%

Interest rate spread			2.86%			2.84%

(1.)	Average balances are computed on a daily basis.

Provision for loan losses. The provision for loan losses amounted to $255,000 for the three months ended March 31, 2007, as compared to $370,000 for the three months ended March 31, 2006, a decrease of 31.1%. The amount of the provision for loan losses decreased because loan quality improved during the 2007 period. Non-performing loans declined from $5.4 million at March 31, 2006 to $2.4 million at March 31, 2007. Net loan charge-offs were $141,000 in the first quarter of 2007 versus net recoveries of $2,000 during the first quarter of 2006. Increasing loan charge-offs may result in higher provisions for loan losses but it had no impact in the current period because provisions had been increased in previous periods to provide reserves for the loans written off in 2007. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $358,000 for the three months ended March 31, 2007, as compared to $426,000 for the three months ended March 31, 2006. The decrease in 2007 was primarily attributable to a decline in investment services income from the sale of non-deposit products. The first quarter of 2006 included a large fee of over $100,000 from one annuity sale which was not repeated in 2007.

Non-interest expense. Total non-interest expense amounted to $2,282,000 for the three months ended March 31, 2007, as compared to $1,991,000 for the three months ended March 31, 2006. This increase of 14.6% was primarily due to expenses related to our growth during the past year. The High Point office was added during the first quarter of 2007 with six new employees, most who joined the Bank in 2006. Two loan officers and a commercial deposit services employee were also added in the first quarter of 2007.

Income taxes. Income taxes amounted to $417,000, or 37.3% of income before income taxes, for the three month period ended March 31, 2007, as compared to $367,000, or 35.1% of income before income taxes, for the three month period ended March 31, 2006. The higher tax rate in 2007 resulted from a percentage decline in non-taxable income.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $2,430,000 at March 31, 2007, compared to $2,433,000 at December 31, 2006 and $5,541,000 at March 31, 2006. Non-performing assets, as a percentage of total assets, were .55% at March 31, 2007, compared to 0.59% at December 31, 2006 and 1.46% at March 31, 2006. There were no loans 90 days or more past due and still accruing interest at March 31, 2007, December 31, 2006 or March 31, 2006. Foreclosed real estate was $0 at March 31, 2007 and December 31, 2006, and $111,000 at March 31, 2006.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to non-performing loans, decreased to $254,000 at March 31, 2007 from $433,000 at December 31, 2006 as the new loans added to non-performing loans during the quarter had fewer required reserves than those paying off and because loan write-offs of $141,000 during the quarter reduced required reserves. The specific portion of our allowance for loan losses was $699,000 at March 31, 2006. The general section of our allowance for loan losses was $3,758,000 at March 31, 2007 and $3,465,000 at December 31, 2006. These reserves apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from .40% on residential real estate loans to 3.00% on non secured consumer revolving loans, to categories of performing loans at each period end. The general section also includes reserves on watch list loans which are still performing but carry a higher degree of risk because of declining credit factors.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2007, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2007 and December 31, 2006, pre-approved but unused lines of credit for loans totaled approximately $87,815,000 and $86,160,000, respectively. In addition, we had $6,537,000 and $7,189,000 in standby letters of credit at March 31, 2007 and December 31, 2006, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly office and for the land for our new Greensboro headquarters. Minimum lease payments over the next five years are $1,313,000 and $3,702,000 thereafter.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate risk which involves the adverse affect that changes in interest rates have on our net interest income. We attempt to manage interest rate risk through the loan and deposit products that we offer to our customers and by managing the mixes and maturities of our investments and other borrowings. We measure interest rate risk by using simulation analysis. Our most recent simulation analysis indicates, in the absence of growth or changes in the mix of assets and liabilities, that our net interest income for the year ending March 31, 2008, would change by the following percentages given changes in interest rates of 1%, 2%, or 3% as follows:

Basis Point Change in Interest Rates	% Change in Net Interest Income Year Ended 3/31/08
+300	2.58%
+200	1.65%
+100	0.92
0	No Change
-100	-2.01%
-200	-4.29%
-300	-6.66%

There are many assumptions made in obtaining the above simulated results such as loan and mortgage backed securities prepayments, customer decisions to renew loans and deposits in current product lines rather than switching to more favorable products, and the magnitude of deposit rate changes given changes in federal funds or the prime rate. We also assume that interest rate changes are applied evenly over the coming year rather than immediate. Although the assumptions we use in simulation modeling are designed to approximate reality, simulation results could be materially different if customer preferences are different than we assume, if the yield curve is different than we assume, or if competitive factors negatively impact the future rates charged for loans or paid on deposits.

We have an asset/liability committee (“ALCO”) who has the responsibility of minimizing the adverse affects of changes in interest rates on our net interest margin and to comply with board approved parameters for interest rate risk. ALCO is also charged with assuring that adequate levels of liquidity are available for funding and other needs. ALCO determines strategies to obtain the most desirable mix of interest earning assets and interest-bearing liabilities given competitive pressures and given capital and liquidity limitations.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2007. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

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

Carolina Bank Holdings, Inc.

Date: May 10, 2007	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer