Form 10-Q
period 2007-06-30
CAROLINA BANK HOLDINGS INC
filed 2007-07-27
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 3,275,247 shares of the Issuer’s common stock, $1.00 par value outstanding as of July 25, 2007.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$4,345	$4,983
Federal funds sold	2,113	—

Cash and cash equivalents	6,458	4,983
Securities available-for-sale, at fair value	66,429	71,054
Securities held-to-maturity	3,396	3,637
Loans	349,782	315,732
Less allowance for loan losses	(4,225)	(3,898)

Net loans	345,557	311,834
Premises and equipment, net	10,645	10,078
Other assets	9,490	10,006

Total assets	$441,975	$411,592

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$31,191	$26,984
NOW, money market and savings	157,815	167,124
Time	198,102	166,307

Total deposits	387,108	360,415
Advances from the Federal Home Loan Bank	11,595	8,908
Securities sold under agreements to repurchase	3,093	2,031
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	2,761	3,999

Total liabilities	414,867	385,663

Commitments
Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,266,883 in 2007 and 3,266,866 in 2006	3,267	2,722
Additional paid-in capital	15,053	15,597
Retained earnings	9,389	7,851
Stock in directors rabbi trust	(464)	(453)
Directors deferred fees obligation	464	453
Accumulated other comprehensive loss	(601)	(241)

Total stockholders’ equity	27,108	25,929

Total liabilities and stockholders’ equity	$441,975	$411,592

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Interest income
Loans	$7,323	$5,615	$14,034	$10,827
Investment securities, taxable	804	781	1,639	1,456
Investment securities, non taxable	19	—	19	—
Interest from federal funds sold	66	163	125	251
Other	1	3	7	19

Total interest income	8,213	6,562	15,824	12,553

Interest expense
NOW, money market, savings	1,775	1,482	3,537	2,740
Time deposits	2,391	1,570	4,544	3,015
Other borrowed funds	342	436	741	860

Total interest expense	4,508	3,488	8,822	6,615

Net interest income	3,705	3,074	7,002	5,938
Provision for loan losses	215	285	470	655

Net interest income after provision for loan losses	3,490	2,789	6,532	5,283
Non-interest income
Service charges	181	152	353	311
Mortgage banking income	59	107	124	170
Other	100	93	221	297

Total non-interest income	340	352	698	778

Non-interest expense
Salaries and benefits	1,264	1,070	2,563	2,142
Occupancy and equipment	303	259	607	524
Professional fees	184	190	371	392
Outside data processing	136	144	300	295
Advertising and promotion	126	133	242	205
Stationery, printing, supplies	110	95	226	181
Impairment of non-marketable securities	100	—	100	—
Other	268	140	364	283

Total non-interest expense	2,491	2,031	4,773	4,022

Income before income taxes	1,339	1,110	2,457	2,039
Income tax expense	502	432	919	758

Net income	$837	$678	$1,538	$1,281

Net income per common share
Basic	$0.26	$0.21	$0.47	$0.39

Diluted	$0.25	$0.20	$0.45	$0.38

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$837	$678	$1,538	$1,281
Other comprehensive (loss):
Unrealized holding (losses) arising during the period	(518)	(205)	(360)	(282)

Comprehensive income	$319	$473	$1,178	$999

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$1,538	$1,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	470	655
Depreciation	232	208
Deferred income tax (benefit)	118	(48)
Impairment of non-marketable securities	100	—
Amortization (accretion), net	(25)	(44)
Loss (Gain) on sale of assets	(9)	7
(Increase) in other assets	(17)	(790)
Increase in other liabilities	336	162
Other operating activities	1	2

Net cash provided by operating activities	2,744	1,433

Cash flows from investing activities
Origination of loans, net of principal collected	(34,193)	(18,721)
Maturities and calls of investment securites available-for-sale	6,114	11,836
Purchases of investment securites available-for-sale	(5,617)	(22,389)
Repayments from mortgage-backed securites available-for-sale	4,114	2,275
Repayments from mortgage-backed securites held-to-maturity	235	137
Additions to premises and equipment	(805)	(879)
Proceeds from sales of assets	15	104

Net cash (used for) investing activities	(30,137)	(27,637)

Cash flows from financing activities
Net increase in deposits	26,693	26,814
Net increase (decrease) in retail repurchase agreements	1,062	(141)
Net increase (decrease) in advances from Federal Home Loan Bank	2,687	(3,035)
Net (decrease) in Federal funds purchased	(1,574)	—
Proceeds from exercised stock options	—	9

Net cash provided by financing activities	28,868	23,647

Net increase (decrease) in cash and cash equivalents	1,475	(2,557)
Cash and cash equivalents at beginning of period	4,983	20,759

Cash and cash equivalents at end of period	$6,458	$18,202

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$8,503	$6,418

Cash paid during the period for income taxes	$700	$900

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

The Bank was incorporated on August 20, 1996, and began banking operations on November 25, 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance and Randolph Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has six retail locations with three in Greensboro, North Carolina, an office in Asheboro, North Carolina, an office in Burlington, North Carolina, and an office in High Point, North Carolina which opened on January 2, 2007. The corporate headquarters is also located in Greensboro. We are starting a wholesale mortgage operation in the third quarter of 2007 to buy residential mortgage loans, primarily loans conforming with FHLMC and FNMA standards, and to sell these loans in the secondary market to generate additional fee income. This operation will be located at our Greensboro Lawndale office and will initially employ three people.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2007 and 2006, are not necessarily indicative of the results that may be expected for future periods.

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

Note E – Stock Compensation Plans

The Company has three stock option plans, a nonqualified plan for directors (Director Plan) and two incentive stock option plans for management and employees (Employee Plans). The plans provide for the issuance of options to purchase common shares of the Company. Under the plans, the exercise price of each option is equal to the fair value of the common stock on the date of grant. The 1997 Incentive Stock Option Plan expired on May 20, 2007, and the 36,420 remaining ungranted incentive options (post stock split) became the permitted incentive options under the new 2007 Incentive Stock Option Plan. The 2007 Incentive Stock Option Plan expires on April 17, 2008.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006 under the modified prospective application method. The adoption of this statement did not impact the consolidated financial statements since there were no outstanding unvested options as of the date of adoption or grants during the 2006 or 2007 periods.

Note F – Earnings per Share

Earnings per share has been determined under the provisions of the SFAS No. 128, Earnings Per Share. For the quarters ended June 30, 2007 and 2006, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,266,866 and 3,264,701, respectively.

The only potential stock of the Company as defined in the SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$837	$678	$1,538	$1,281

Weighted average outstanding shares	3,267	3,265	3,267	3,265
Dilutive effect of stock options	142	107	144	107

Weighted average diluted shares	3,409	3,372	3,411	3,372

Diluted earnings per share	$0.25	$0.20	$0.45	$0.38

Note G – Stock Split

The Company issued a 6-for-5 stock split effected in the form of a 20% stock dividend in June 2007. All per share amounts have been adjusted to retroactively reflect the stock split.

Note H – Impairment of Non-Marketable Equity Securities

Investments are periodically evaluated for any impairment which would be deemed other than temporary. During the second quarter of 2007, we determined that the fair value of an investment in a trust company was less than the original cost and that the decline was other than temporary. The original investment of $305,000 was written down $100,000 to $205,000 by an impairment charge against second quarter earnings. The trust company has a common director with the Company.

Note I – Junior Subordinated Debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which carries a floating rate of three month LIBOR plus 2% at June 30, 2007. The proceeds from the sale of the debentures were used to repay $3,100,000 of unsecured junior subordinated debentures which were issued in March 2001 and were used to fund loan growth. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 and Tier 2 capital under the Federal Reserve Board guidelines and accrue and pay distributions quarterly. The Company has entered into contractual arrangements, which in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or at the election of the Company on or after January 7, 2010.

Note J – Impact of Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No.’s 87, 88, 106 and 132(R), which requires a business entity to recognize the over-funded or under-funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The provisions of this statement are effective as of the end of the first fiscal year after December 15, 2006. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in

Income Taxes, an interpretation of SFAS No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. While most of the provisions are elective, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities and trading securities. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied to entire instruments and not to portions of instruments. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted if the decision to do so is made within the first 120 days of the earlier fiscal year. We did not choose to adopt any provisions of this statement early and are currently evaluating the impact of this statement on our future financial statements.

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

Comparison of Financial Condition

Assets. Our total assets increased by $30.4 million, or 7.4%, from $411.6 million at December 31, 2006, to $442.0 million at June 30, 2007. During the six month period ended June 30, 2007, cash and due from banks and Federal funds sold increased by $1.5 million to $6.5 million, and investment securities decreased by $4.9 million to $69.8 million. Loan demand was stronger than projected as loans before allowance for loan losses increased by $34.1 million or 10.8% during the first half of 2007. We make both commercial and retail loans and continue to experience good loan demand in our primary lending markets, Guilford, Randolph and Alamance Counties, North Carolina. Approximately 82 % of our loans are secured by real estate which is up slightly from 80% secured by real estate at December 31, 2006. Our sixth office was opened in High Point, just past Greensboro’s busy Wendover Avenue, on January 2, 2007. Our new full service Burlington office which will replace our limited service leased facility is scheduled to be completed in September 2007. Construction of a new corporate headquarters and retail banking office of approximately 40,000 square feet on leased land in downtown Greensboro will begin in the third quarter of 2007. The new corporate headquarters is scheduled to be completed in 2008 and will replace our current Greensboro headquarters on College Road which is anticipated to be sold.

Liabilities. Total deposits increased by $26.7 million, or 7.4%, from $360.4 million at December 31, 2006, to $387.1 million at June 30, 2007. Time deposits, which increased $31.8 million or 19.1%, accounted for a majority of our deposit growth in the first half of 2007. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances increased $2.7 million during the first six months of 2007 to $11.6 million at June 30, 2007. We had approximately $14.8 million in out-of-market time deposits from other institutions and $17.6 million in brokered time deposits at June 30, 2007, a decrease of $9.8 million in these two types of accounts from December 31, 2006. The decline in out-of-market and broker time deposits during the first half of 2007 was planned due to increases in interest rates with more attractive relative pricing in the local market for time deposits.

Stockholders’ Equity. Total stockholders’ equity was up $1.2 million at June 30, 2007 to $27.1 million from $25.9 million at December 31, 2006 due to retention of net income of $1.5 million reduced by the decrease in the value (after-tax) of our investment securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006

General. Net income for the three months ended June 30, 2007 and 2006, amounted to $837,000, or $0.25 per diluted share and $678,000, or $0.20 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and reduction in our provision for loan losses.

Net interest income. Net interest income increased 20.5% to $3,705,000 for the three months ended June 30, 2007, from $3,074,000 for the three months ended June 30, 2006. Growth in interest earning assets and liabilities and an increase in the net yield on interest earning assets primarily accounted for the higher net interest income in 2007. The net yield on interest earning assets increased because $178,000 in past due interest income was recognized in the second quarter of 2007 when a non-performing loan of $1,372,000 was collected. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2007 and 2006.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended June 30,
	2007			2006
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(taxable equivalent basis, dollars in thousands)
Interest-earning assets
Interest bearing deposits	$66	$1	6.06%	$257	$3	4.67%
Federal funds sold	5,357	66	4.93%	13,631	163	4.78%
Investments	69,296	828	4.78%	70,801	781	4.41%
Loans	345,115	7,323	8.49%	277,142	5,615	8.10%

Interest-earning assets	419,834	8,218		361,831	6,562
Interest-earning assets			7.83%			7.25%

Non interest-earning assets	17,897			18,554

Total assets	$437,731			$380,385

Interest-bearing liabilities
NOW, money market, savings	165,997	1,775	4.28%	144,969	1,482	4.09%
Time certificates and IRAs	189,813	2,391	5.04%	151,390	1,570	4.15%
Other borrowings	22,251	342	6.15%	31,790	436	5.49%

Total interest-bearing liabilities	378,061	4,508		328,149	3,488
Cost on average
Interest-bearing liabilities			4.77%			4.25%

Non-interest-bearing liabilities
Demand deposits	28,631			26,490
Other liabilities	4,028			2,220

Total non-interest-bearing liabilities	32,659			28,710

Total liabilities	410,720			356,859
Stockholders’ equity	27,011			23,526

Total liabilities and equity	$437,731			$380,385
Net interest income		$3,710			$3,074

Net yield on average interest-earning assets			3.53%			3.40%

Interest rate spread			3.06%			3.00%

(1.)	Average balances are computed on a daily basis.

Provision for loan losses. The provision for loan losses amounted to $215,000 for the three months ended June 30, 2007, as compared to $285,000 for the three months ended June 30, 2006, a decrease of 24.6%. The amount of the provision for loan losses decreased because loan quality improved during the 2007 period. Non-performing loans declined from $3.1 million at June 30, 2006 to $2.1 million at June 30, 2007. Net loan charge-offs were $2,000 and $513,000 in the second quarters of 2007 and 2006, respectively. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $340,000 for the three months ended June 30, 2007, as compared to $352,000 for the three months ended June 30, 2006. The decrease in 2007 was primarily attributable to a decline in mortgage banking income, which represents fees earned from residential mortgage loans originated for others.

Non-interest expense. Total non-interest expense amounted to $2,491,000 for the three months ended June 30, 2007, as compared to $2,031,000 for the three months ended June 30, 2006. This increase of 22.7% was due to expenses related to our growth during the past year, to increased FDIC premiums of $111,000, and an impairment charge of $100,000 on an investment in a trust company. The High Point office was added during the first quarter of 2007 with six new employees, most who joined the Bank in late 2006. Two loan officers and a commercial deposit services employee were also added in the first quarter of 2007.

Income taxes. Income taxes amounted to $502,000, or 37.5% of income before income taxes, for the three month period ended June 30, 2007, as compared to $432,000, or 38.9% of income before income taxes, for the three month period ended June 30, 2006. The lower tax rate in 2007 resulted from an increase in non-taxable income.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006

General. Net income for the six months ended June 30, 2007 and 2006, amounted to $1,538,000, or $0.45 per diluted share and $1,281,000, or $0.38 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and a lower provision for loan losses.

Net interest income. Net interest income increased 17.9% to $7,002,000 for the six months ended June 30, 2007, from $5,938,000 for the six months ended June 30, 2006. Growth in interest earning assets and liabilities and an increase in the net yield on interest earning assets primarily accounted for the higher net interest income in the 2007 period. Average interest earning assets were $410.8 million and $356.5 million during the first six months of 2007 and 2006, respectively. The net yield on average interest earning assets was 3.40% and 3.33% during the first six months of 2007 and 2006, respectively. The recognition of interest of $178,000 upon collection of a non-performing loan resulted in the increased net yield in the 2007 period as previously mentioned.

Provision for loan losses. The provision for loan losses amounted to $470,000 for the six months ended June 30, 2007, as compared to $655,000 for the six months ended June 30, 2005, a decrease of 28.2%. The amount of the provision for loan losses decreased because of improving loan credit quality in the 2007 period.

Non-interest income. Total non-interest income amounted to $698,000 for the six months ended June 30, 2007, as compared to $778,000 for the six months ended June 30, 2006. The decrease in 2007 was primarily attributable to a decline in mortgage banking income and investment services income from the sale of non-deposit products. The first quarter of 2006 included a large fee of over $100,000 from one annuity sale which was not repeated in 2007.

Non-interest expense. Total non-interest expense amounted to $4,773,000 for the six months ended June 30, 2007, as compared to $4,022,000 for the six months ended June 30, 2006. This increase of 18.7% was due to expenses related to our growth during the past year including our new High Point office, to increased FDIC premiums of $111,000, and an impairment charge of $100,000 on an investment in a trust company.

Income taxes. Income taxes amounted to $919,000, or 37.4% of taxable income, for the six month period ended June 30, 2007, as compared to $758,000, or 37.2% of taxable income, for the six month period ended June 30, 2006.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $2,139,000 at June 30, 2007 compared to $2,433,000 at December 31, 2006. Non-performing assets, as a percentage of total assets, were 0.48% at June 30, 2007, compared to 0.59% at December 31, 2006. There were no loans 90 days or more past due and still accruing interest at June 30, 2007 and December 31, 2006. Foreclosed real estate was $0 at June 30, 2007 and December 31, 2006.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to non-performing loans, increased to $457,000 at June 30, 2007 from $433,000 at December 31, 2006 because two new loans added to non-performing loans during the second quarter had higher required reserves than those paying off. The specific portion of our allowance for loan losses was $376,000 at June 30, 2006. The general section of our allowance for loan losses was $3,768,000 at June 30, 2007 and $3,465,000 at December 31, 2006. These reserves apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.40% on residential real estate loans to 3.00% on non secured consumer revolving loans, to categories of performing loans at each period end. The general section also includes reserves on watch list loans which are still performing but carry a higher degree of risk because of declining credit factors and an unallocated section related to general economic conditions.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2007, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2007 and December 31, 2006, pre-approved but unused lines of credit for loans totaled approximately $86,195,000 and $86,160,000, respectively. In addition, we had $6,618,000 and $7,189,000 in standby letters of credit at June 30, 2007 and December 31, 2006, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly office for 42 months and for the land for our new Greensboro headquarters for 25 years. Minimum lease payments for the two leases over the next five years are $1,258,000 and $3,647,000 thereafter. Lease payments began on the land for our new Greensboro headquarters in July 2007.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate risk which involves the adverse affect that changes in interest rates have on our net interest income. We attempt to manage interest rate risk through the loan and deposit products that we offer to our customers and by managing the mixes and maturities of our investments and other borrowings. We measure interest rate risk by using simulation analysis. Our most recent simulation analysis indicates, in the absence of growth or changes in the mix of assets and liabilities, that our net interest income for the year ending June 30, 2008, would change by the following percentages given changes in interest rates of 1%, 2%, or 3% as follows:

Basis Point Change in Interest Rates	% Change in Net Interest Income Year Ended 6/30/08
+300	5.12%
+200	3.42%
+100	1.84%
0	No Change
-100	-1.57%
-200	-3.24%
-300	-5.13%

There are many assumptions made in obtaining the above simulated results such as loan and mortgage backed securities prepayments, customer decisions to renew loans and deposits in current product lines rather than switching to more favorable products, and the magnitude of deposit and loan rate changes given changes in federal funds or the prime rate. We also assume that interest rate changes are applied evenly over the coming year rather than immediate. Although the assumptions we use in simulation modeling are designed to approximate reality, simulation results could be materially different if customer preferences are different than we assume, if the yield curve is different than we assume, or if competitive factors negatively impact the future rates charged for loans or paid on deposits.

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

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.	Submission of Matter to a Vote of Security Holders

The annual meeting of shareholders was held on April 17, 2007. Four director nominees were re-elected for three-year terms by shareholder votes as follows:

Director	#of votes for	# of votes withheld (against)
Robert T. Braswell	2,209,551	154,336
Gary N. Brown	2,208,157	155,930
John D. Cornet	2,208,157	155,930
James E. Hooper	2,208,157	155,930

The following six directors’ terms continued after the annual meeting: J. Alexander Barrett, George E. Carr, Marlene H. Cato, Kenneth C. Mayer, T. Gray McCaskill, and Julius L. Young, Jr. The terms of Messrs. Barrett, Carr, Mayer, and Young will expire at the 2008 annual meeting, and the terms of Ms. Cato and Mr. McCaskill will expire at the 2009 annual meeting.

The Carolina Bank Holdings, Inc. 2007 Incentive Stock Option Plan was approved with 1,374,093 votes for, 251,748 votes against, and 25,411 votes abstaining.

Cherry, Bekaert & Holland, L.L.P. was ratified as the Company’s independent public accountants for 2007, with 2,336,397 votes for, 7,928 against and 19,762 votes abstaining. There were 2,722,388 shares of common stock outstanding eligible to vote on the record date of February 23, 2007.

Item 6.	Exhibits

(a.) Exhibits

Exhibit 10.1	Carolina Bank Holdings, Inc. 2007 Incentive Stock Option Plan

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: July 26, 2007	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: July 26, 2007	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer