Form 10-Q
period 2007-09-30
CAROLINA BANK HOLDINGS INC
filed 2007-11-13
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 3,315,157 shares of the Issuer’s common stock, $1.00 par value outstanding as of November 9, 2007.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$6,709	$4,983
Securities available-for-sale, at fair value	66,552	71,054
Securities held-to-maturity	3,264	3,637
Loans held for sale	2,007	—
Loans held for investment	372,595	315,732
Less allowance for loan losses	(4,476)	(3,898)

Net loans held for investment	368,119	311,834
Premises and equipment, net	11,803	10,078
Other assets	9,873	10,006

Total assets	$468,327	$411,592

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$30,105	$26,984
NOW, money market and savings	164,001	167,124
Time	214,988	166,307

Total deposits	409,094	360,415
Advances from the Federal Home Loan Bank	8,588	8,908
Federal funds purchased	5,670	1,574
Securities sold under agreements to repurchase	2,801	2,031
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	3,377	2,425

Total liabilities	439,840	385,663

Commitments
Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,281,250 in 2007 and 3,266,866 in 2006	3,281	2,722
Additional paid-in capital	15,152	15,597
Retained earnings	10,189	7,851
Stock in directors rabbi trust	(492)	(453)
Directors deferred fees obligation	492	453
Accumulated other comprehensive loss	(135)	(241)

Total stockholders’ equity	28,487	25,929

Total liabilities and stockholders’ equity	$468,327	$411,592

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Interest income
Loans	$7,526	$6,024	$21,560	$16,851
Investment securities, taxable	787	874	2,426	2,330
Investment securities, non taxable	43	—	62	—
Interest from federal funds sold	61	125	186	376
Other	23	11	30	30

Total interest income	8,440	7,034	24,264	19,587
Interest expense
NOW, money market, savings	1,681	1,703	5,218	4,443
Time deposits	2,745	1,730	7,289	4,745
Other borrowed funds	387	452	1,128	1,312

Total interest expense	4,813	3,885	13,635	10,500

Net interest income	3,627	3,149	10,629	9,087
Provision for loan losses	272	231	742	886

Net interest income after provision for loan losses	3,355	2,918	9,887	8,201
Non-interest income
Service charges	191	183	544	494
Mortgage banking income	76	101	200	271
Repossessed asset gains (losses)	(1)	183	(1)	183
Other	120	193	341	490

Total non-interest income	386	660	1,084	1,438
Non-interest expense
Salaries and benefits	1,401	1,046	3,964	3,188
Occupancy and equipment	351	286	958	810
Professional fees	140	170	511	562
Outside data processing	144	139	444	434
Advertising and promotion	113	127	355	332
Stationery, printing, supplies	114	80	340	261
Impairment of non-marketable securities	—	—	100	—
Other	196	118	560	401

Total non-interest expense	2,459	1,966	7,232	5,988
Income before income taxes	1,282	1,612	3,739	3,651
Income tax expense	482	638	1,401	1,396

Net income	$800	$974	$2,338	$2,255

Net income per common share
Basic	$0.24	$0.30	$0.72	$0.69

Diluted	$0.24	$0.29	$0.69	$0.67

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$800	$974	$2,338	$2,255
Other comprehensive income:
Unrealized holding gains arising during the period	466	355	106	73

Comprehensive income	$1,266	$1,329	$2,444	$2,328

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$2,338	$2,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	742	886
Depreciation	350	307
Deferred income tax benefit	(87)	(173)
Impairment of non-marketable securities	100	—
Amortization (accretion), net	(48)	(63)
Gain on sale of assets	(9)	(183)
Increase in other assets	(244)	(1,059)
Increase in other liabilities	952	479

Net cash provided by operating activities	4,094	2,449

Cash flows from investing activities
Origination of loans held for sale	(1,998)	—
Origination of loans held for investment, net of principal collected	(57,217)	(26,891)
Maturities and calls of investment securities available-for-sale	11,063	14,278
Purchases of investment securities available-for-sale	(11,912)	(28,101)
Repayments from mortgage-backed securities available-for-sale	6,050	3,965
Repayments from mortgage-backed securities held-to-maturity	373	236
Additions to premises and equipment	(2,081)	(1,145)
Proceeds from sales of assets	15	747

Net cash used for investing activities	(55,707)	(36,911)

Cash flows from financing activities
Net increase in deposits	48,679	42,605
Net increase (decrease) in retail repurchase agreements	770	(192)
Net decrease in advances from Federal Home Loan Bank	(320)	(9,185)
Net increase in Federal funds purchased	4,096	—
Proceeds from exercised stock options	114	19

Net cash provided by financing activities	53,339	33,247

Net increase (decrease) in cash and cash equivalents	1,726	(1,215)
Cash and cash equivalents at beginning of period	4,983	20,759

Cash and cash equivalents at end of period	$6,709	$19,544

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$13,237	$10,180

Cash paid during the period for income taxes	$1,158	$1,700

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$190	$—

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

The Bank was incorporated on August 20, 1996, and began banking operations on November 25, 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance and Randolph Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has six retail locations with three in Greensboro, North Carolina, an office in Asheboro, North Carolina, an office in Burlington, North Carolina, and an office in High Point, North Carolina which opened on January 2, 2007. The corporate headquarters is also located in Greensboro. The Bank started a wholesale mortgage operation in the third quarter of 2007 to originate residential mortgage loans through other banks and brokers and to sell these loans in the secondary market to generate fee income. A majority of these loans conform to FHLMC and FNMA standards. This new operation has four employees and one contract employee.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2007 and 2006, are not necessarily indicative of the results that may be expected for future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the consolidated financial statements of the Company as of and for the years ended December 31, 2006 and 2005, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

Note D – Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note E – Stock Compensation Plans

The Company has three stock option plans, a nonqualified plan for directors (Director Plan) and two incentive stock option plans for management and employees (Employee Plans). The plans provide for the issuance of options to purchase common shares of the Company. Under the plans, the exercise price of each option is equal to the fair value of the common stock on the date of grant. The 1997 Incentive Stock Option Plan expired on May 20, 2007, and the 36,420 remaining ungranted incentive options (post stock split) became the authorized incentive options under the new 2007 Incentive Stock Option Plan. The 2007 Incentive Stock Option Plan expires on April 17, 2008.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006 under the modified prospective application method. The adoption of this statement did not impact the consolidated financial statements since there were no outstanding unvested options as of the date of adoption or grants during the 2006 or 2007 periods.

Note F – Earnings per Share

Earnings per share has been determined under the provisions of the SFAS No. 128, Earnings Per Share. For the quarters ended September 30, 2007 and 2006, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,273,806 and 3,266,066, respectively.

The only potential stock of the Company as defined in the SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$800	$974	$2,338	$2,255
Weighted average shares outstanding	3,274	3,266	3,269	3,265
Dilutive effect of stock options	118	114	135	110

Weighted average diluted shares	3,392	3,380	3,404	3,375

Diluted earnings per share	$0.24	$0.29	$0.69	$0.67

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

Note I – Junior Subordinated Debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which carry a floating rate of three month LIBOR plus 2% at September 30, 2007. The proceeds from the sale of the debentures were used to repay $3,100,000 of unsecured junior subordinated debentures which were issued in March 2001 and were used to fund loan growth. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to FIN 46R. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 and Tier 2 capital under the Federal Reserve Board guidelines and accrue and pay distributions quarterly. The Company has entered into contractual arrangements, which in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or at the election of the Company on or after January 7, 2010.

Note J – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its future financial statements.

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

Comparison of Financial Condition

Assets. Our total assets increased by $56.7 million, or 13.8%, from $411.6 million at December 31, 2006, to $468.3 million at September 30, 2007. During the nine month period ended September 30, 2007, cash and due from banks increased by $1.7 million to $6.7 million, and investment securities decreased by $4.9 million to $69.8 million. Loan demand was stronger than projected as loans held for investment before allowance for loan losses increased by $56.9 million or 18.0% during the first nine months of 2007. We make both commercial and retail loans and continue to experience good loan demand in our primary lending markets, Guilford, Randolph and Alamance Counties, North Carolina. Approximately 83% of our loans are secured by real estate which is up slightly from 80% secured by real estate at December 31, 2006. Our sixth office was opened in High Point, just past Greensboro’s busy Wendover Avenue, in January 2007. Our new full service Burlington office which replaced our limited service leased facility was opened in September 2007. Construction of a new corporate headquarters and retail banking office of approximately 40,000 square feet on leased land in downtown Greensboro began in the third quarter of 2007. The new corporate headquarters is scheduled to be completed in 2008 and will replace our current Greensboro headquarters on College Road which is anticipated to be sold.

Liabilities. Total deposits increased by $48.7 million, or 13.5%, from $360.4 million at December 31, 2006, to $409.1 million at September 30, 2007. Time deposits, which increased $48.7 million or 29.2%, accounted for most of our deposit growth in the first nine months of 2007. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances decreased $0.3 million during the first nine months of 2007 to $8.6 million at September 30, 2007. We had approximately $16.7 million in out-of-market time deposits from other institutions and $17.3 million in brokered time deposits at September 30, 2007, a decrease of $8.2 million in these two types of accounts from December 31, 2006. The decline in out-of-market and brokered time deposits during the first nine months of 2007 was planned due to increases in interest rates with more attractive relative pricing in the local market for time deposits.

Stockholders’ Equity. Total stockholders’ equity was up $2.6 million at September 30, 2007 to $28.5 million from $25.9 million at December 31, 2006 due to retention of net income of $2.3 million, exercise of stock options, and an increase in the value (after-tax) of our investment securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006

General. Net income for the three months ended September 30, 2007 and 2006, amounted to $800,000, or $0.24 per diluted share, and $974,000, or $0.29 per diluted share, respectively. A repossessed asset gain and an income distribution from a limited partnership investment in the third quarter of 2006 were the primary reasons for higher net income in the 2006 period.

Net interest income. Net interest income increased 15.2% to $3,627,000 for the three months ended September 30, 2007, from $3,149,000 for the three months ended September 30, 2006. Growth in interest earning assets and liabilities primarily accounted for the higher net interest income in 2007. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2007 and 2006.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended September 30,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Balance (1)	Inc./Exp.	Yield/Cost	Balance (1)	Inc./Exp.	Yield/Cost
	(taxable equivalent basis, dollars in thousands)
Interest-earning assets
Interest bearing deposits	$1,736	$23	5.30%	$789	$11	5.58%
Federal funds sold	5,136	61	4.75%	9,612	125	5.20%
Investments, taxable	65,378	787	4.82%	76,818	874	4.55%
Investments, non taxable	3,993	61	6.11%	—	—	—
Loans	363,801	7,526	8.27%	288,433	6,024	8.35%

Interest-earning assets	440,044	8,458		375,652	7,034
Interest-earning assets			7.69%			7.49%

Non interest-earning assets	18,454			17,953

Total assets	$458,498			$393,605

Interest-bearing liabilities
NOW, money market, savings	$158,405	$1,681	4.24%	$154,944	$1,703	4.40%
Time certificates and IRAs	212,990	2,745	5.16%	152,556	1,730	4.54%
Other borrowings	26,449	387	5.85%	30,437	452	5.94%

Total interest-bearing liabilities	397,844	4,813		337,937	3,885
Cost on average
Interest-bearing liabilities			4.84%			4.60%

Non-interest-bearing liabilities
Demand deposits	28,680			26,323
Other liabilities	4,268			4,924

Total non-interest-bearing liabilities	32,948			31,247

Total liabilities	430,792			369,184
Stockholders’ equity	27,706			24,421

Total liabilities and equity	$458,498			$393,605
Net interest income		$3,645			$3,149

Net yield on average interest-earning assets			3.31%			3.35%

Interest rate spread			2.85%			2.89%

(1)	Average balances are computed on a daily basis.

Provision for loan losses. The provision for loan losses amounted to $272,000 for the three months ended September 30, 2007, as compared to $231,000 for the three months ended September 30, 2006, an increase of 17.8%. The amount of the provision for loan losses increased because additional reserves were required on additional non-performing assets. Non-performing loans increased from $2.8 million at September 30, 2006 to

$4.4 million at September 30, 2007. Net loan charge-offs were $21,000 in the third quarter of 2007 compared to net loan recoveries of $21,000 in the third quarter of 2006. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $386,000 for the three months ended September 30, 2007, as compared to $660,000 for the three months ended September 30, 2006. A repossessed asset gain of $183,000 and an income distribution from a limited partnership investment of $117,000 in the third quarter of 2006 were not repeated in the 2007 period.

Non-interest expense. Total non-interest expense amounted to $2,459,000 for the three months ended September 30, 2007, as compared to $1,966,000 for the three months ended September 30, 2006. This increase of 25.8% was due to expenses related to our growth during the past year, to increased FDIC premiums of $57,000, and to additional expenses of $46,000 from our newly created wholesale mortgage operation. The High Point office was added during the first quarter of 2007 with six new employees, most who joined the Bank in late 2006. Three new positions were added at our new Burlington office during the third quarter of 2007. Our number of full-time equivalent employees increased to eighty-six at September 30, 2007 from sixty-two at September 30, 2006.

Income taxes. Income taxes amounted to $482,000, or 37.6% of income before income taxes, for the three month period ended September 30, 2007, as compared to $638,000, or 39.6% of income before income taxes, for the three month period ended September 30, 2006. The lower tax rate in 2007 resulted from an increase in non-taxable income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006

General. Net income for the nine months ended September 30, 2007 and 2006, amounted to $2,338,000, or $0.69 per diluted share and $2,255,000, or $0.67 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and a lower provision for loan losses.

Net interest income. Net interest income increased 17.0% to $10,629,000 for the nine months ended September 30, 2007, from $9,087,000 for the nine months ended September 30, 2006. Growth in interest earning assets and liabilities primarily accounted for the higher net interest income in the 2007 period.

Provision for loan losses. The provision for loan losses amounted to $742,000 for the nine months ended September 30, 2007, as compared to $886,000 for the nine months ended September 30, 2006, a decrease of 16.2%. The amount of the provision for loan losses decreased because of improving loan credit quality in the first half of 2007 period. Non-performing loans increased in the third quarter of 2007, but the increase primarily represented loans to one borrower that were adequately secured by real estate.

Non-interest income. Total non-interest income amounted to $1,084,000 for the nine months ended September 30, 2007, as compared to $1,438,000 for the nine months ended September 30, 2006. The decrease in 2007 was primarily attributable to the large repossessed asset gain and the income distribution in 2006 as previously discussed in the third quarter comparisons. Mortgage banking income and investment services income from the sale of non-deposit products also declined in the 2007 period.

Non-interest expense. Total non-interest expense amounted to $7,232,000 for the nine months ended September 30, 2007, as compared to $5,988,000 for the nine months ended September 30, 2006. This increase of 20.8% was due to expenses related to our growth during the past year including our new High Point and Burlington offices, to increased FDIC premiums of $168,000, to our new wholesale mortgage operation, and an impairment charge of $100,000 on an investment in a trust company. Generally, all FDIC insured banks experienced higher FDIC assessments in 2007; however, banks accepting deposits before 1997 were given one-time credits based on amounts previously paid into the insurance fund, effectively delaying their higher premiums until after 2007.

Income taxes. Income taxes amounted to $1,401,000, or 37.5% of taxable income, for the nine month period ended September 30, 2007, as compared to $1,396,000, or 38.2% of taxable income, for the nine month period ended September 30, 2006. The lower tax rate in 2007 resulted from an increase in non-taxable income.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $4,633,000 at September 30, 2007 compared to $2,433,000 at December 31, 2006 and $2,139,000 at June 30, 2007. Non-performing assets, as a percentage of total assets, were 0.99% at September 30, 2007, compared to 0.59% at December 31, 2006 and 0.48% at June 30, 2007. There were no loans 90 days or more past due and still accruing interest at September 30, 2007 and December 31, 2006. Foreclosed real estate was $190,000 at September 30, 2007 and $0 at December 31, 2006. The increase in non-performing assets in the third quarter is primarily centered around one loan relationship that is secured by real estate; foreclosure proceedings are underway, and no additional losses over those reserved are expected.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to non-performing loans, increased to $580,000 at September 30, 2007 from $433,000 at December 31, 2006 because several new loans added to non-performing loans during the second and third quarters had higher required reserves than those paying off. The specific portion of our allowance for loan losses was $372,000 at September 30, 2006. The general section of our allowance for loan losses was $3,896,000 at September 30, 2007 and $3,465,000 at December 31, 2006. These reserves apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.40% on residential real estate loans to 3.00% on non secured consumer revolving loans, to categories of performing loans at each period end. The general section also includes reserves on watch list loans which are still performing but carry a higher degree of risk because of declining credit factors.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2007, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2007 and December 31, 2006, pre-approved but unused lines of credit for loans totaled approximately $93,965,000 and $86,160,000, respectively. In addition, we had $6,246,000 and $7,189,000 in standby letters of credit at September 30, 2007 and December 31, 2006, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly office for 39 months, for the land for our new Greensboro headquarters for 24.75 years, and for an ATM site in Asheboro for 33 months. Lease payments totaling $1,250,000 are due under the three leases over the next five years, and a total of $3,628,000 is due for the remaining 19.75 years.

Recent Developments

We started a wholesale mortgage operation in the third quarter of 2007 to originate residential mortgage loans utilizing smaller banks and brokers and to sell these loans in the secondary market. The manager of this new division has over 25 years of mortgage experience and has a seasoned staff of four including a contract underwriter. Approximately 65%-70% of the loans originated to date are residential mortgage loans conforming with FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative documentation. Optional commitments to sell loans are obtained shortly after commitments to originate loans are made to prospective borrowers, thereby reducing market risk. Loan applications have increased in the past two months, and a profit is expected from this new operation in the fourth quarter of 2007. The wholesale mortgage operation originated approximately $2 million loans in the third quarter of 2007 and incurred a small loss of approximately $.01 per share.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate risk which involves the adverse affect that changes in interest rates have on our net interest income. We attempt to manage interest rate risk through the loan and deposit products that we offer to our customers and by managing the mixes and maturities of our investments and other borrowings. We measure interest rate risk by using simulation analysis. Our most recent simulation analysis indicates, in the absence of growth or changes in the mix of assets and liabilities, that our net interest income for the year ending September 30, 2008, would change by the following percentages given changes in interest rates of 1%, 2%, or 3% as follows:

Basis Point Change in Interest Rates	% Change in Net Interest Income Year Ended 9/30/08

+300	6.17%
+200	4.14%
+100	1.97%
0	No Change
-100	-2.43%
-200	-5.17%
-300	-8.05%

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

Carolina Bank Holdings, Inc.

Date: November 12, 2007	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 12, 2007	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer