Form 10-K
period 2007-12-31
CAROLINA BANK HOLDINGS INC
filed 2008-03-27
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-31877

CAROLINA BANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2215437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

528 COLLEGE ROAD GREENSBORO, NORTH CAROLINA	27410
(Address of principal executive offices)	(Zip Code)

(336) 288-1898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐

Non-accelerated filer  ☐            (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $40,400,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 3,342,966 shares of common stock outstanding as of February 25, 2008.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement dated March 18, 2008 are incorporated by reference into Part III of this report.

FORM 10-K CROSS-REFERENCE INDEX

PART I

ITEM 1.	BUSINESS.

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

At December 31, 2007, we had 89 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford, Alamance and Randolph Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending but also include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank started a wholesale mortgage loan division in 2007 to originate residential loans through third-party brokers and banks and to sell these loans at a profit to institutional investors. The bank does not provide the services of a trust department, but invested in a trust bank in 2004 that provides trust services to community bank customers.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro, High Point, Burlington and Asheboro, North Carolina and the areas immediately surrounding Greensboro, High Point, Burlington and Asheboro, all of which are located in Guilford, Alamance and Randolph Counties, North Carolina. In addition, a loan production office was opened in Winston-Salem, North Carolina in February 2008.

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

Employees

The bank employed 89 full-time equivalent employees at December 31, 2007. We do not have any officers or employees who are not also officers or employees of Carolina Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

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

DEPOSIT INSURANCE. As a member institution of the FDIC, the bank’s deposits are insured up to a per depositor maximum of $250,000 for retirement accounts and $100,000 for all other accounts through the Deposit Insurance Fund administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The FDIC determines the bank’s deposit insurance assessment rates on the basis of four risk categories. The bank’s assessment is determined by a formula that ranges from 0.02% to 0.04% at the lowest assessment category up to a maximum assessment of 0.40% of the bank’s average deposit base, with the exact assessment determined by the bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically and was significantly increased for all depository institutions during 2007. Increases in the assessment rate may have an adverse effect on the bank’s operating results. The FDIC has the authority to terminate deposit insurance.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, trust preferred securities, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2007, we were well-capitalized with Tier 1 and Total Risk - Based Capital of 8.94% and 10.00%, respectively.

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

ITEM 1A.	RISK FACTORS.

Item not applicable to smaller reporting companies

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Item not applicable to smaller reporting companies

ITEM 2.	PROPERTIES.

The following table sets forth certain information regarding our properties:

OFFICE LOCATION	YEAR OPENED	APPROX. SQUARE FOOTAGE	OWN/LEASE
Corporate Office
528 College Road	2005	9,874	Own
Greensboro, NC

Main Office
2604 Lawndale Drive
Greensboro, NC	2000	12,000	Own

Friendly Center Office
3124 Friendly Avenue	1996	5,300	Lease
Greensboro, NC

Jefferson Village Office
1601 Highwoods Blvd.	2001	3,000	Own
Greensboro, NC

Asheboro Office	2003	5,800	Own
335 S. Fayetteville Street
Asheboro, NC

High Point Office	2007		4,500	Own
4010 Brian Jordan Blvd.
High Point, NC

Burlington Office
3214 South Church Street	2007		5,800	Own
Burlington, NC

Downtown Greensboro
101 N. Spring Street	2008	(1)	40,000	Own Building
Greensboro, NC				Lease Land

Winston-Salem Office
1590 Westbrook Plaza Drive	2008		1,500	Lease
Suite 103
Winston-Salem, NC

(1)	Currently under construction and scheduled to open during 2008.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2007, there were no pending material legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Summary

Our common stock is listed for quotation on the Nasdaq Capital Market under the symbol “CLBH.” As of February 25, 2008, we had issued and outstanding 3,342,966 shares of common stock which were held by approximately 1,340 shareholders.

No cash dividends were paid in 2007 or 2006.

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

MARKET FOR THE COMMON STOCK

Our common stock is traded on the Nasdaq Capital Market under the symbol “CLBH.” The following table gives the high and low sale prices for the calendar quarters indicated.

	Sales Prices(1)
	High	Low
2007
First Quarter	$14.12	$12.35
Second Quarter	13.70	12.79
Third Quarter	13.36	9.73
Fourth Quarter	12.00	10.00
2006
First Quarter	$12.50	$7.92
Second Quarter	11.11	10.64
Third Quarter	12.28	10.72
Fourth Quarter	15.21	11.42

(1)	Restated for the 6-for-5 stock split effected in the form of a 20% stock dividend in June 2007.

There were approximately 1,340 shareholders of our common stock at December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial condition and results of operations. Because we have no material operations and conduct no business on our own other than owning our subsidiaries, Carolina Bank and Carolina Capital Trust, and because Carolina Capital Trust has no operations other than the issuance of its trust preferred securities, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of Carolina Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Carolina Bank Holdings and Carolina Bank are collectively referred to herein as “we”, “our”, or “us,” unless otherwise noted.

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.

•	Changes in interest rates could reduce our net interest income.

•	Competitive pressures among financial institutions may increase.

•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that we are engaged in.

•	New products developed and new methods of delivering products could result in a reduction in our business and income.

•	Adverse changes may occur in the securities market.

Critical Accounting Policies

Our accounting and financial policies are in accordance with accounting principles generally accepted in the United States and conform to general practices in the banking industry. The more critical accounting and reporting policies include our accounting for the allowance for loan losses. Our accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgment. These estimates are based on our opinion of an amount that is adequate to absorb losses in the existing loan portfolio. The allowance for loan losses is established through a provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of our allowance for loan losses could result in material changes in our consolidated financial condition or consolidated financial results of operations. The methodology we employ to determine the allowance for loan losses involves a number of assumptions and estimates about uncertain matters. We periodically review our assumptions and methodology.

Stock Splits

The Company issued 6-for-5 stock splits effected in the form of 20% stock dividends in 2007 and 2005. All per share amounts have been adjusted to retroactively reflect the stock splits.

Comparison of Financial Condition

Assets. Our total assets increased by $88.5 million or 21.5% from $411.6 million at December 31, 2006, to $500.1 million at December 31, 2007. During 2007, cash and due from banks increased slightly and investment securities decreased by $12.3 million to $62.4 million. We attempt to maintain adequate liquidity to meet our loan demand and other obligations. Loans held for investment increased by $85.1 million or 26.9% during 2007. Carolina Bank, which makes both commercial and retail loans, continues to experience steady loan demand in its primary lending markets, Guilford, Randolph, and Alamance Counties, North Carolina. We started a wholesale mortgage loan division in 2007 to originate residential loans through brokers and banks and to sell these loans at a profit to institutional investors. At December 31, 2007, loans held for sale, which were originated by the wholesale mortgage division, totaled $11.9 million and were committed to be sold. A new office was completed in Burlington in 2007 to replace our limited service branch. Our sixth office opened in High Point in January 2007. A loan production office was opened in Winston-Salem in February 2008, and a new main office in Greensboro is currently under construction.

Liabilities. Total liabilities increased by $84.8 million or 22.0% from $385.7 million at December 31, 2006, to $470.5 million at December 31, 2007. Deposits increased by $58.2 million during 2007 as noninterest bearing demand and time deposits increased while money market deposits declined. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances increased $22.7 million during 2007 to $31.6 million at December 31, 2007, supplementing our deposits and providing funding for our strong loan growth. We had approximately $22.2 million in time deposits from other depository institutions and $20.1 million brokered time deposits at December 31, 2007, which in total did not change from December 31, 2006.

Stockholders’ equity. Our total stockholders’ equity increased $3.7 million at December 31, 2007 to $29.6 million from $25.9 million at December 31, 2006 due to an increase in retained earnings and an increase in accumulated other comprehensive income resulting from appreciation of investment securities available-for-sale.

Asset Quality

Our non-performing assets, composed of foreclosed real estate, non-accrual loans and restructured loans, totaled $4,542,000 at December 31, 2007, compared to $2,433,000 at December 31, 2006. Non-performing assets, as a percentage of total assets, were .91% and .59% at December 31, 2007 and 2006, respectively. There were $465,000 and $0 loans 90 days or more past due and still accruing interest at December 31, 2007 and 2006, respectively. Foreclosed real estate was $1,001,000 and $0 at December 31, 2007 and 2006, respectively. Net loan charge-offs totaled $528,000 and $508,000 for the years ended December 31, 2007 and 2006, respectively.

Two loan relationships secured by real estate represent the increase in non-performing assets in 2007.

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

Our primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits, repurchase agreements, federal funds purchased from banks and advances from the Federal Home Loan Bank of Atlanta.

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, federal funds sold, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of December 31, 2007 and 2006, our levels of capital exceeded all applicable regulatory requirements.

Results of Operations for the Years ended December 31, 2007 and 2006

General. We had net income for the year ended December 31, 2007 of $3,024,000 or $.89 per diluted share, compared to net income for the year ended December 31, 2006 of $2,811,000 or $.83 per diluted share. Net interest income, the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, was $14.2 million in 2007 compared to $12.2 million in 2006, an increase of 16.3%. Non-interest income, principally service charges and fees, mortgage banking income, increase in cash value of life insurance, plus gain or (loss) on repossessed assets amounted to $1,729,000 in 2007 and $1,773,000 in 2006. Our provision for loan losses was $1,162,000 and $1,196,000 in 2007 and 2006, respectively. We incurred non-interest expense of $9.9 million in 2007 and $8.4 million in 2006. The increase in non-interest expense of $1.5 million or 18.5% was largely the result of increased growth. Income taxes increased $213,000, or 13.5%, in 2007 to $1,787,000 because income before income taxes increased by 9.7% in 2007.

Net interest income. Net interest income is the amount of interest earned on interest-earning assets such as loans, investments, federal funds sold and deposits in other financial institutions less the interest expense incurred on interest-bearing liabilities such as interest-bearing deposits and borrowed money. Net interest income is the principal source of our earnings. Net interest income is affected by the general level of interest rates and the volumes and mix of interest-earning assets and interest-bearing liabilities.

For the year ended December 31, 2007, net interest income increased by $2.0 million or 16.3% to $14.2 million from $12.2 million for the year ended December 31, 2006. The increase in net interest income was attributable to growth in all aspects of our business. Average interest-earning assets were approximately $431.9 million in 2007 compared to $369.3 million in 2006, an increase of $62.6 million or 17.0%. We experienced significant loan and deposit growth during 2007 with average loans up $71.9 million or 25.1% and average deposits increasing $62.2 million or 17.4% from 2006.

The net yield on interest-earning assets was 3.30% in 2007 and 2006. The interest rate spread was 2.84% in 2007 and 2006.

The table below provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2007 and 2006.

	For the Years Ended December 31,
	2007			2006
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$609	$32	5.25%	$684	$33	4.82%
Federal funds sold	3,806	187	4.91%	8,507	414	4.87%
Taxable Investments (2.)	65,695	3,160	4.81%	73,463	3,236	4.40%
Non Taxable Investments	3,241	201	6.20%	—	—	—
Loans (3.)	358,575	29,172	8.14%	286,644	23,175	8.08%

Interest-earning assets	431,926	32,752		369,298	26,858
Interest-earning assets			7.58%			7.27%

Non interest-earning assets	19,204			14,954

Total assets	$451,130			$384,252

Interest-bearing liabilities
Interest checking	$14,254	200	1.40%	$10,276	59	0.57%
Money market and savings	148,950	6,619	4.44%	139,213	6,194	4.45%
Time certificates and IRAs	198,596	10,074	5.07%	151,408	6,737	4.45%
Other borrowings	28,597	1,627	5.69%	30,119	1,679	5.57%

Total interest-bearing liabilities	390,397	18,520		331,016	14,669
Cost on average
Interest-bearing liabilities			4.74%			4.43%

Non-interest-bearing liabilities
Demand deposits	29,314			26,493
Other liabilities	3,878			2,578

Total non-interest-bearing liabilities	33,192			29,071

Total liabilities	423,589			360,087
Stockholders’ equity	27,541			24,165

Total liabilities and equity	$451,130			$384,252
Net interest income		$14,232			$12,189

Net yield on average interest-earning assets			3.30%			3.30%

Interest rate spread			2.84%			2.84%

(1.)	Average balances are computed on a daily basis.

(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.

(3.)	Nonaccrual loans are included in the average loan balance.

Rate/Volume analysis of net interest income. The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income for the period indicated is shown below. The effect of a change in the average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period.

The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period as compared with the earlier period. Changes resulting from average balance/rate variances have been allocated between volume and rate on a proportional basis.

	Year Ended December 31, 2007 vs. 2006
	Interest Increase	Increase (Decrease) Due To Change in
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Interest-Earning Assets:
Interest-Earning Deposits	$(1)	$3	$(4)
Federal Funds Sold	(227)	4	(231)
Taxable Investments	(76)	283	(359)
Non Taxable Investments	201	—	201
Loans	5,997	145	5,852

Total Interest-Earning Assets	5,894	435	5,459
Interest-Bearing Liabilities
Interest Checking	141	111	30
Money Market and Savings	425	(8)	433
Time Certificates and IRAs	3,337	1,034	2,303
Other Borrowings	(52)	35	(87)

Total Interest-Bearing Liabilities	3,851	1,172	2,679

Net Interest Income	$2,043	$(737)	$2,780

During the year 2007, the improvement in net interest income over 2006 was primarily the result of growth in interest-earning assets and interest-bearing liabilities.

Provision for loan losses. The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for known and expected loan losses in our loan portfolio. The provision for loan losses decreased in 2007 to $1,162,000 from $1,196,000 in 2006, primarily because watch list loans and related loan loss reserves declined in 2007. Watch list loans still accrue interest but generally require higher loan loss reserves due to greater risk or declining credit quality. The level of the allowance for loan losses is based on our estimate as to the amount required to maintain an allowance adequate enough to provide for known and expected losses. We consider, among other things, nonperforming loans, watch list loans, delinquencies, collateral value, loss trends, and general economic conditions when assessing the adequacy of the allowance. The allowance for loan losses was $4.5 million or 1.13% of loans held for investment and $3.9 million or 1.23% of loans at December 31, 2007 and 2006, respectively. The lower allowance at December 31, 2007 was due to fewer watch list loans and greater growth during 2007 in the types of loans that require lower loan loss allowances. Charge-offs, net of recoveries, were approximately $528,000 and $508,000 during 2007 and 2006, respectively.

The following table describes the activity relating to our allowance for loan losses for the years indicated:

Analysis of the Allowance for Loan Losses

	At or for the Year Ended December 31
	2007	2006
	(Dollars in thousands)
Beginning Balance	$3,898	$3,210
Provision for loan losses	1,162	1,196
Charge-Offs:
Commercial	(153)	(23)
Real Estate	(392)	(486)
Consumer	(3)	(38)

Total	(548)	(547)
Recoveries:	—	—
Commercial	18	11
Real Estate	1	12
Consumer	1	16

Ending Balance	$4,532	$3,898

Non-interest income. Other income consists principally of service charges and fees, mortgage banking income, investment services income, increase in cash value of life insurance, repossessed asset gains and losses, and dividends from other assets. Total other income for 2007 was $1,729,000 compared to $1,773,000 in 2006, a decrease of 2.5%. Mortgage banking income, which represents fees earned from the origination and sale of mortgage loans, rose 54.3% to $543,000 in 2007 from $352,000 in 2006. Mortgage banking income in 2007 included $261,000 in gains and fees from the wholesale mortgage division which began operations in the later half of 2007. Mortgage banking income from the retail operation was $283,000 in 2007 which was down $69,000, or 19.6%, from 2006. Repossessed asset losses were $14,000 in 2007 compared to gains of $183,000 in 2006. The large repossessed asset gain in 2006 was primarily the result of the sale of a multifamily property securing a loan that had been partially written off in 2005. Investment services income, representing commissions earned from the sale of non-deposit products such as annuities and mutual funds, declined 22.6% to $164,000 in 2007 from $212,000 in 2006. Other non-interest income included $210,000 and $178,000 from the increase in cash value of life insurance in 2007 and 2006, respectively. Dividend income from an investment in a small business investment company recorded on the cost basis was $4,000 and $118,000 in 2007 and 2006, respectively. The small business investment company became a publicly traded company in 2007, and the investment of $500,000 was transferred to investment securities available-for-sale from other assets, and income is included in net interest income.

Non-interest expenses. Non-interest expenses were $9.9 million in 2007 compared to $8.4 million in 2006, an increase of $1.5 million or 18.5%. Salaries and employee benefits increased 25.2% to $5,344,000 in 2007 from $4,268,000 in 2006 to facilitate our growth. The number of full time equivalent employees rose to 89 at December 31, 2007 from 69 at the end of 2006. Occupancy and equipment rose 21.0% to $1,330,000 in 2007 from $1,099,000 in 2006 as a result of a new office in High Point which opened in January 2007 and from the completion of the new Burlington office in September 2007. During 2007, an impairment charge of $100,000 was recorded against an investment in a trust bank with an original cost basis of $305,000.

Income taxes. Income tax expense amounted to $1,787,000, or 37.1% of income before income taxes in 2007, and $1,574,000, or 35.9% of income before income taxes in 2006. The increased tax rate in 2007 primarily resulted from higher state income taxes.

Financial condition. Total assets were $500.1 million at December 31, 2007, an increase of $88.5 million or 21.5% over total assets of $411.6 million at December 31, 2006. Loans and premises and equipment increased. Funding for the asset growth came primarily from an increase in deposits, an increase in advances from the Federal Home Loan Bank, and a reduction in short-term investments. We have continued our aggressive promotion and pricing of deposit products in order to establish and build market share. We regularly evaluate our deposit product offerings and attempt to meet the needs of all types of customers through both new products and modifications to existing products. We had approximately $22.2 million and $11.1 million in deposits from other depository institutions and $20.1 million and $31.2 million of brokered deposits at December 31, 2007 and December 31, 2006, respectively.

The majority of our asset growth continues to occur in the loan portfolio. Loans held for investment increased $85.1 million or 26.9% from $315.7 million at December 31, 2006 to $400.8 million at December 31, 2007. In addition, loans held for sale increased by and to $11.9 million at December 31, 2007 as a result of the new wholesale mortgage division. We believe our targeted marketing efforts, experienced lenders, local decision making, and emphasis on personal relationships and superior customer service have been key drivers of the loan growth. Approximately 81.9% of our loans at December 31, 2007 were secured by some form of real estate. At December 31, 2007 loans secured by one-to-four family residential properties comprised 18.0% of our loan portfolio while nonresidential properties, construction loans and multifamily residential properties comprised 39.4%, 17.8% and 6.7% of our loan portfolio, respectively. Another 17.0% were commercial loans with the balance in consumer and other loans.

Asset quality is a primary concern of our credit administration. A thorough credit analysis is made of most loans before origination. Experienced lenders and a credit administrator review the loan’s structure including terms, rate, collateral and repayment sources in addition to adherence to our lending policy. On an ongoing basis, a risk rating program and other credit administration tools are utilized to monitor loans and overall asset quality. Non-performing loans amounted to approximately $3,541,000 or 0.88% of loans outstanding and $2,433,000 or 0.77% of loans outstanding at December 31, 2007 and 2006, respectively. Our allowance for loan losses was 1.13% and 1.23% of loans outstanding at December 31, 2007 and 2006, respectively. Net loan charge-offs were .15% and .18% of average loans during 2007 and 2006, respectively.

Investment securities declined to $62.4 million at December 31, 2007 from $74.7 million at December 31, 2006, a decrease of 16.4%. Some of the funds from maturing investments were used to fund loans in 2007 since loan growth was exceptionally strong and since new funding was required for our new wholesale loan originations. Our investment securities portfolio consists primarily of U.S. government agency securities, mortgage-backed securities issued by the U.S. government and quasi U.S. government agencies, and municipal securities. Approximately 95.0% of the investment securities at December 31, 2007 were classified as available for sale and were recorded at market value. Changes in market value are reflected as a separate component of stockholders’ equity. We do not engage in the practice of trading securities.

Other assets consist of interest receivable on loans and investments, prepaid expenses, deferred tax assets, real estate owned and cash value of life insurance. The increase in other assets of $0.7 million to $10.7 million at December 31, 2007 from $10.0 million at December 31, 2006 resulted primarily from growth in interest receivable and real estate owned.

We opened for business in November 1996 and have not paid any cash dividends to our stockholders. In November 2005 and June 2007, 6-for-5 stock splits effectuated in the form of 20% stock dividends were paid to stockholders of record. Stock dividends were also paid in 2004, 2001 and 2000. Certain reclassifications were made to common stock from other equity accounts to record the stock dividends.

Investment Portfolio. At December 31, 2007 and 2006, our investment portfolio comprised approximately 12.5% and 18.1% of total assets, respectively.

The following table summarizes the carrying value amounts of securities at the dates indicated. Available-for-sale securities are reported at estimated fair value and held to maturity securities are reported at amortized cost.

Analysis of Investment Securities

Amortized Cost and Market Values

	At December 31,
	2007		2006
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Available for Sale
US agency securities	$8,847	$8,920	$26,581	$26,337
Mortgage-backed securities	38,455	38,649	43,625	43,503
Municipal securities	7,252	7,171	—	—
Trust preferred securities	1,882	1,891	—	—
Restricted stock	2,761	2,673	1,214	1,214

	59,197	59,304	71,420	71,054

Held to Maturity
US agency securities	1,799	1,791	1,799	1,753
Mortgage-backed securities	1,334	1,294	1,838	1,764

	3,133	3,085	3,637	3,517

Total	$62,330	$62,389	$75,057	$74,571

The following table presents maturities and weighted average yields of debt securities at the date indicated.

Analysis of Investment Securities

	At December 31, 2007
	Due One Year or Less	One Year Through Five Years	Five Years Through Ten Years	Due After Ten Years	Total	Market Value
	(Dollars in thousands)
Investment Securities
US agency securities	$7,787	$1,440	$1,420	$—	$10,647	$10,711
Mortgage-backed securities	172	1,530	11,034	27,052	39,788	39,943
Municipals securities	—	—	—	7,252	7,252	7,171
Trust preferred securities	—	—	—	1,882	1,882	1,891

Total	$7,959	$2,970	$12,454	$36,186	$59,569	$59,716

Weighted Average Yields
US agency securities	3.42%	4.48%	4.62%	—	3.83%
Mortgage-backed securities	4.65%	4.47%	5.15%	5.40%	5.30%
Municipals securities	—	—	—	6.11%	6.11%
Trust preferred securities	—	—	—	7.71%	7.71%

	3.45%	4.47%	5.09%	5.67%	5.21%

Loan Portfolio. We believe the loan portfolio is adequately diversified although heavily secured by real estate. There are no significant concentrations of loans to any particular individuals or industry, or group of related individuals or industries. There are no foreign loans. The following table presents, at the dates indicated, the composition of our loan portfolio by loan type:

Analysis of Loans

	At December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans Secured by Real Estate:
Construction and Land Development	$71,513	17.84%	$65,427	20.72%
1-4 Family Residential Properties	72,325	18.05%	65,453	20.73%
Multifamily Residential Properties	26,674	6.66%	17,021	5.39%
Nonfarm Nonresidential Properties	157,762	39.36%	105,290	33.35%

Total Loans Secured by Real Estate	328,274	81.91%	253,191	80.19%
Commercial and Industrial Loans	68,127	17.00%	58,421	18.50%
Consumer	2,942	0.73%	2,632	0.84%
All Other Loans	1,441	0.36%	1,488	0.47%

Total Loans Held for Investment	$400,784	100.00%	$315,732	100.00%

The table that follows shows the loan portfolio at December 31, 2007 by loan type, maturity and whether the interest rate is fixed or variable. Loans on non-accrual have been excluded.

Analysis of Certain Loan Maturities

As of December 31, 2007

	Real Estate		Consumer		Commercial & Other		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Due within one year:	$122,575	37.69%	$1,067	39.67%	$34,045	49.09%	$157,687	39.70%
Due after one year through five years:
Fixed Rate	64,436	19.81%	1,199	44.57%	9,195	13.26%	74,830	18.84%
Variable Rate	62,074	19.09%	321	11.93%	20,098	28.98%	82,493	20.77%

	126,510	38.90%	1,520	56.51%	29,293	42.24%	157,323	39.60%
Due after five years:
Fixed Rate	37,025	11.39%	95	3.53%	644	0.93%	37,764	9.51%
Variable Rate	39,089	12.02%	8	0.30%	5,372	7.75%	44,469	11.19%

	76,114	23.41%	103	3.83%	6,016	8.67%	82,233	20.70%
	$325,199	100.00%	$2,690	100.00%	$69,354	100.00%	$397,243	100.00%

A certain degree of risk is inherent in the extension of credit. We have established loan and credit policies designed to control both the types and amounts of risks assumed and to ultimately minimize credit losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of certain real estate collateral, problem loan management practices and collection procedures, and non-accrual and charge-off guidelines.

Loans secured by real estate mortgages comprised 81.9% and 80.2% of our loan portfolio at December 31, 2007 and 2006, respectively. Residential real estate loans consist mainly of first and second mortgages on single-family homes. Loan-to-value ratios for these loans are generally limited to 90% for second mortgages and 85% for first mortgages, unless private mortgage insurance is obtained. Nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and nonresidential real estate loans is dependent primarily on the income and cash flows of the borrowers with the real estate serving as a secondary source of repayment. Real estate construction loans generally consist of financing of commercial real estate projects and some one-to-four family dwellings. Usually the loan-to-cost ratios are limited to 80%, and permanent financing commitments are generally required prior to advancing loan proceeds.

Commercial loans primarily represent loans to businesses and may be made on either a secured or unsecured basis. Commercial lending involves risk because repayment usually depends on the cash flows generated by a borrower’s business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions. To manage this risk, initial and continuing financial analysis of a borrower’s financial information is generally required.

Allowance for loan losses. The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management has determined that such loans have become uncollectible. Recoveries of previously charged-off loans are credited to the allowance.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to problem loans, increased slightly to $447,000 at December 31, 2007 from $433,000 at December 31, 2006. The difference between our allowance for loan losses and the specific portion of the allowance for loan losses was $4,085,000 and $3,465,000 at December 31, 2007 and 2006, respectively. These allowances apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from .40% on residential real estate loans to 3.00% on non secured consumer revolving loans, to categories of performing loans at each period end. The general section also includes allowances for certain watch list loans which are still performing but carry a higher degree of risk because of declining credit factors. Watch list loans with higher than standard loan loss allowances decreased to $2.5 million at December 31, 2007 from $6.8 million at December 31, 2006 with related allowances declining to $138,000 from $271,000. A summary of our loan loss experience for the years ended December 31, 2007 and 2006 is presented under the previous section, Provision for loan losses.

The following table presents the allocation of the allowance for loan losses at December 31, 2007 and 2006, compared with the percent of loans in the applicable categories of total loans.

Allocation of the Allowance for Loan Losses

	At December 31,
	2007		2006
	Amount	% Loans in Each Category	Amount	% Loans in Each Category
	(Dollars in thousands)
Balance at end of period applicable to:
Commercial	$1,012	17.00%	$1,118	18.50%
Real Estate	3,413	81.91	2,669	80.19
Consumer	75	0.73	59	0.84
All Other Loans	32	0.36	52	0.47

Total	$4,532	100.00%	$3,898	100.00%

Non-performing loans. When a loan is past due 90 days as to interest or principal or there is serious doubt as to collectability, the accrual of interest is generally discontinued unless the estimated fair value of the collateral is sufficient to assure the collection of the principal balance and accrued interest. A non-accrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. The following table sets forth information on non-accrual loans, restructured loans, total nonperforming loans, and nonperforming assets at the dates indicated:

Non-Performing Assets

	At December 31,
	2007	2006
	(Dollars in thousands)
Nonaccrual loans	$3,541	$2,388
Restructured loans	—	45

Total nonperforming loans	3,541	2,433
Real estate owned	1,001	—

Total nonperforming assets	$4,542	$2,433

Accruing loans past due 90 days or more	$465	$—
Allowance for loan losses	4,532	3,898
Nonperforming loans to period end loans held for investment	0.88%	0.77%
Allowance for loan losses to nonperforming loans	127.99%	160.21%
Nonperforming assets to total assets	0.91%	0.59%

Deposits. The maturity distribution of time deposits of $100,000 or more at December 31, 2007 and 2006 is presented below. Such deposits may be more volatile and interest rate sensitive than other deposits.

Certificates of Deposit in Amounts of $100,000 or More

	At December 31,
Remaining maturity:	2007	2006
	(Dollars in thousands)
Three months or less	$29,214	$18,827
Over three through six months	20,692	14,916
Over six through twelve months	43,971	39,927
Over twelve months	3,637	12,044

	$97,514	$85,714

Interest rate sensitivity. Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Simulation analysis indicates, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increases when short-term interest rates rise and declines when short-term interest rates fall. We have become more balanced in our asset/liability position over the past two years due to growth in our money market accounts which can re-price immediately upon changes in short-term interest rates as do approximately 68% of our loans which mostly change with the prime rate. While the net yield on interest–earning assets was stable at 3.30% for 2007 and 2006, we experienced a decline to 3.08% in this ratio for the fourth quarter of 2007. Although the 1% decline in short term interest rates was the major reason for the net yield decrease in the fourth quarter, lower deposit pricing lagged the general interest rate trends in our market place and resulted in more net yield degradation than normal.

The table below reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Investment security prepayments and calls are estimated based on current interest rates and could vary significantly if interest rates change. Fixed rate loans are reflected at their contractual maturity date and variable loans are reflected when the loans may be re-priced contractually. Interest-bearing liabilities with no contractual maturity, such as interest-bearing transaction accounts and savings deposits are reflected in the earliest re-pricing interval due to contractual arrangements which give the bank the opportunity to vary rates paid on these deposits within a thirty day or shorter period. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Repricing Schedule as of December 31, 2007
	0-90 Days	91-365 Days	More than 1 Year to 3 Years	Over 3 Years	Total
	(Dollars in Thousands)
Interest-Earning Assets
Interest-Bearing Deposits	$55	$—	$—	$—	$55
Investment Securities	2,830	14,002	12,822	33,211	62,865
Loans held for sale	11,946	—	—	—	11,946
Loans	259,826	15,060	31,277	91,080	397,243

Total	274,657	29,062	44,099	124,291	472,109

Interest-Bearing Liabilities
Savings, NOW and Money Market	163,177	—	—	—	163,177
Time Deposits	55,060	159,163	8,695	1,987	224,905
Federal Home Loan Bank Advances	28,007	21	3,059	494	31,581
Securities sold under agreements to repurchase	3,452	—	—	—	3,452
Federal Funds Purchased	2,650	—	—	—	2,650
Trust preferred securities	10,310	—	—	—	10,310

Total	262,656	159,184	11,754	2,481	436,075

Interest Sensitive Gap	$12,001	$(130,122)	$32,345	$121,810	$36,034

Cumulative Gap	$12,001	$(118,121)	$(85,776)	$36,034	$36,034

Ratio of Interest-Sensitive Assets to Interest-Sensitive Liabilities	104.57%	18.26%	375.18%	5009.71%	108.26%
Cumulative Ratio of Interest-Sensitive Assets to Interest-Sensitive Liabilities	104.57%	72.00%	80.22%	108.26%	108.26%

Return on equity and assets. The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), cash dividend payout ratio (cash dividends declared divided by net income), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

	For the Year Ended December 31,
	2007	2006
Return on Average Assets	0.67%	0.73%
Return on Average Stockholders’ Equity	10.98%	11.63%
Dividend Payout Ratio	—	—
Average Stockholders’ Equity as a Percentage of Average Assets	6.10%	6.29%

Capital resources. Carolina Bank Holdings, Inc. and Carolina Bank are subject to various regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain minimum ratios of capital to risk-weighted assets and average total assets. Carolina Bank Holdings, Inc. and Carolina Bank exceeded all minimum capital requirements and met the requirements to be categorized as “well capitalized” at December 31, 2007 and 2006. Included in our regulatory capital, is $10.0 million in junior subordinated debentures which has been primarily invested in the Bank.

Inflation. Since our assets and liabilities are primarily monetary in nature, our performance is more affected by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not necessarily be the same.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Carolina Bank Holdings, Inc. and Subsidiary

Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Carolina Bank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Bank Holdings, Inc. and Subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina March 17, 2008

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
	(in thousands)
Assets
Cash and due from banks	$5,022	$4,983
Securities available-for-sale, at fair value	59,304	71,054
Securities held-to-maturity	3,133	3,637
Loans held for sale	11,869	—
Loans	400,784	315,732
Less allowance for loan losses	(4,532)	(3,898)

Net loans	396,252	311,834
Premises and equipment, net	13,792	10,078
Other assets	10,744	10,006

Total assets	$500,116	$411,592

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$30,491	$26,984
NOW, money market and savings	163,177	167,124
Time	224,905	166,307

Total deposits	418,573	360,415
Advances from the Federal Home Loan Bank	31,581	8,908
Federal funds purchased	2,650	1,574
Securities sold under agreements to repurchase	3,452	2,031
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	3,910	2,425

Total liabilities	470,476	385,663

Commitments (note 12)
Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,315,157 in 2007 and 3,266,866 in 2006	3,315	2,722
Additional paid-in capital	15,379	15,597
Retained earnings	10,875	7,851
Stock in directors’ rabbi trust	(524)	(453)
Directors’ deferred fees obligation	524	453
Accumulated other comprehensive loss	71	(241)

Total stockholders’ equity	29,640	25,929

Total liabilities and stockholders’ equity	$500,116	$411,592

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended December 31, 2007 and 2006

	2007	2006
	(in thousands, except per share data)
Interest income
Loans	$29,172	$23,175
Investment securities, taxable	3,160	3,236
Investment securities, non taxable	140	—
Interest from federal funds sold	187	414
Other	32	33

Total interest income	32,691	26,858

Interest expense
NOW, money market, savings	6,819	6,253
Time deposits	10,074	6,737
Other borrowed funds	1,627	1,679

Total interest expense	18,520	14,669

Net interest income	14,171	12,189
Provision for loan losses	1,162	1,196

Net interest income after provision for loan losses	13,009	10,993

Non-interest income
Service charges	748	684
Mortgage banking income	543	352
Repossessed asset gains (losses)	(14)	183
Other	452	554

Total non-interest income	1,729	1,773

Non-interest expense
Salaries and benefits	5,344	4,268
Occupancy and equipment	1,330	1,099
Professional fees	806	827
Outside data processing	607	575
Advertising and promotion	473	472
Stationery, printing and supplies	469	373
Impairment of non-marketable securities	100	—
Other	798	767

Total non-interest expense	9,927	8,381

Income before income taxes	4,811	4,385
Income tax expense	1,787	1,574

Net income	$3,024	$2,811

Net income per common share
Basic	$0.92	$0.86

Diluted	$0.89	$0.83

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2007 and 2006

	Total	Common Stock	Additional Paid-In Capital	Stock in Directors Rabbi Trust	Directors Deferred Fees Obligation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 1, 2006	$22,787	$2,720	$15,580	$(333)	$333	$5,040	$(553)
Comprehensive income
Net income	2,811	—	—	—	—	2,811	—
Other comprehensive income -
Unrealized gain on securities available for sale, net of tax of $160	312	—	—	—	—	—	312
Comprehensive income	3,123
Directors deferred fees	—	—	—	(120)	120	—	—
Exercised options	19	2	17	—	—	—	—

Balance, December 31, 2006	$25,929	$2,722	$15,597	$(453)	$453	$7,851	$(241)

Comprehensive income
Net income	3,024	—	—	—	—	3,024	—
Other comprehensive income -
Unrealized gain on securities available for sale, net of tax of $161	312	—	—	—	—	—	312
Comprehensive income	3,336
Directors deferred fees	—	—	—	(71)	71	—	—
Stock options exercised	372	49	323	—	—	—	—
Stock options expensed	3	—	3	—	—	—	—
6 for 5 stock split	—	544	(544)	—	—	—	—

Balance, December 31, 2007	$29,640	$3,315	$15,379	$(524)	$524	$10,875	$71

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$3,024	$2,811
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Provision for loan losses	1,162	1,196
Depreciation	483	403
Deferred income tax (benefit)	(190)	(271)
Impairment of non-marketable securities	100	—
Amortization (accretion), net	(57)	(86)
(Gain) loss on sale of repossessed assets	14	(183)
Origination of loans held for sale, net of sales and gains	(11,869)
Stock compensation expense	3	—
Increase in other assets	(312)	(1,182)
Increase in accrued expenses and other liabilities	1,489	830

Net cash (used for) provided by operating activities	(6,153)	3,518

Cash flows from investing activities
Purchases of investment securities available-for-sale	(14,394)	(33,735)
Maturities and calls of securities available-for-sale	19,062	22,335
Repayments from mortgage-backed securities available-for-sale	8,114	5,375
Repayments from mortgage-backed securities held-to-maturity	501	352
Origination of loans, net of principal collected	(86,963)	(54,084)
Additions to premises and equipment	(4,208)	(2,753)
Proceeds from sales of assets	380	747

Net cash (used for) investing activities	(77,508)	(61,763)

Cash flows from financing activities
Net increase in deposits	58,158	54,081
Borrowings from Federal Home Loan Bank	110,300	16,300
Repayments to Federal Home Loan Bank	(87,627)	(28,692)
Increase in Federal funds purchased	1,076	1,574
Increase (decrease) in securities sold under agreements to repurchase	1,421	(813)
Proceeds from exercised stock options, including tax benefits	372	19

Net cash provided by financing activities	83,700	42,469

Net increase (decrease) in cash and cash equivalents	39	(15,776)
Cash and cash equivalents at beginning of period	4,983	20,759

Cash and cash equivalents at end of period	$5,022	$4,983

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$17,986	$14,084

Cash paid during the year for income taxes	$1,158	$2,080

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$1,383	$453

Transfer of loans to fixed assets	$—	$—

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 1 - Summary of significant accounting policies

Carolina Bank Holdings, Inc. (the “Holding Company”) is a North Carolina corporation organized in 2000. In August 2000 pursuant to the plan of exchange approved by the shareholders of Carolina Bank (the “Bank”), all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Holding Company. The Holding Company presently has no employees.

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance and Randolph Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has three locations in Greensboro and an office in Asheboro, Burlington, and High Point. A loan production office was opened in Winston-Salem in February 2008. All offices are in the Piedmont Triad region of North Carolina.

The following is a description of the significant accounting and reporting policies that the Holding Company and Bank (collectively the “Company”) follows in preparing and presenting their consolidated financial statements.

(a) Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, the Bank. All significant inter-company balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 1 - Summary of significant accounting policies (continued)

(c) Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified at acquisition into one of three categories and accounted for as follows:

•	securities held to maturity - reported at amortized cost,

•	trading securities - reported at fair value with unrealized gains and losses included in earnings, or;

•	securities available-for-sale - reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect).

The Company does not engage in any trading activities. Gains and losses on sales of securities are recognized on a specific identification basis. Purchases and sales of investments are recorded on a trade-date basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method. The investment in the Federal Home Loan Bank represents restricted stock which is carried at cost and is required for advances or borrowings. The amounts invested were $2,160,000 and $1,126,000 at December 31, 2007 and 2006, respectively.

(d) Loans held for sale

Loans held for sale represent residential real estate loans originated by the wholesale mortgage division, which was formed in 2007. Generally, optional commitments to sell these loans are made shortly after origination commitments are entered into with borrowers. Loans held for sale are marked to market and gains or losses are recognized when loans are originated and again when sold, if necessary.

(e) Loans and allowance for loan losses

Loans are carried at their principal amount outstanding. Interest income is recorded as earned on the accrual basis. Loan origination fees and certain origination costs are capitalized with the net fee or cost recognized as an adjustment to interest income using the interest method.

The Company uses the allowance method in providing for loan losses. The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risks of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquencies, loss trends, and other factors. Management believes that the allowance for loan losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

Management considers loans to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 1 - Summary of significant accounting policies (continued)

include, but are not limited to, loan payment pattern, source of repayment, and value of collateral, if any. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources of identification of loans to be evaluated for impairment include past due and non-accrual reports, internally generated lists of certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet all payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed and income is recognized only to the extent cash payments are received.

(f) Foreclosed assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value less costs to sell or carrying value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Fair value is generally determined by appraisal.

(g) Premises and equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operating expenses as incurred.

(h) Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not than the tax benefits will not be realized. The implementation of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, in 2007 did not have a material impact on the consolidated financial statements of the Company.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 1 - Summary of significant accounting policies (continued)

(i) Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks and federal funds sold. The Company maintains due from accounts with correspondent banks. During the normal course of business, the Company may have cash deposits with these banks that are in excess of federally insured limits. At December 31, 2007 and 2006, interest-bearing deposits in other financial institutions amounted to $55,000 and $221,000, respectively.

(j) Income per share

Basic income per share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the dilutive effects of stock options.

(k) Stock options

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

The Company adopted SFAS No. 123R, Accounting for Stock-Based Compensation, on January 1, 2006 under the modified prospective application method. The adoption of this statement did not impact the consolidated financial statements for 2006 since there were no outstanding unvested options as of the date of adoption or stock option grants during 2006.

The fair value of options granted in 2007 under the Employee Plans was $178,000, of which

$3,000 was expensed in 2007. As of December 31, 2007, there was $175,000 of total unrecognized compensation cost related to nonvested share-based compensation which is expected to be recognized over a weighted-average period of 4.9 years. No grants were made under the Director Plan in 2007 or 2006.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2007: dividend yield of 0%, expected volatility of 32%, risk-free interest rate of 3.90%, and weighted average expected lives of eight years. The weighted average fair value per share of options granted for the year ended December 31, 2007 was $5.28.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 1 - Summary of significant accounting policies (continued)

(k) Stock options (continued)

Following is a summary of stock options outstanding under both plans, adjusted for the stock splits described in Note 11:

	Director Plan			Employee Plans
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Balance at January 1, 2006	70,881	$5.20		240,371	$7.69
Granted	—	—		—	—
Exercised				(2,270)	8.48
Forfeited	—	—		—	—

Balance at December 31, 2006	70,881	$5.20		238,101	$7.69
Granted	—	—		35,420	11.65
Exercised	(48,274)	5.42		—	—
Forfeited	—	—		(300)	10.41

Balance at December 31, 2007	22,607	$4.73	$147	273,221	$8.20	$833

Exercisable at December 31, 2007	22,607	$4.73	$147	237,801	$7.68	$849

At December 31, 2007, and 2006, all options under the Director Plan were exercisable at weighted average exercise prices of $4.73 and $5.20, respectively. Under the Employee Plans, exercisable options at 2007 and 2006, and were 237,801 and 238,101, respectively, with weighted average exercise prices of $7.68 and $7.69, respectively.

The range of exercise prices at December 31, 2007 for the Director Plan was $4.73 and for the Employee Plans was $4.73—$11.65. The weighted average remaining contractual term for Director Plan options was 43 months and for the Employee Plans was 63 months.

The aggregate intrinsic value of all stock options at December 31, 2007 was $147,000 for the Director Plan and $833,000 for the Employee Plans. The intrinsic value of exercisable options at December 31, 2007 was $147,000 for the Director Plan and $849,000 for the Employee Plans.

(l) Fair value of financial instruments

The assumptions used in estimating the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 1 - Summary of significant accounting policies (continued)

(l) Fair value of financial instruments (continued)

cash flows. The following disclosures should not be considered an indication of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks: The carrying amount approximates fair value.

Securities available for sale and securities held to maturity: Fair values for debt securities are based on quoted market prices. Restricted stock is valued at cost except for Triangle Capital Corporation which is valued at its quoted market price.

Loans held for sale: Fair values are based on commitment prices entered into to sell specific loans outstanding or on estimated commitment prices that could be obtained to sell loans if no commitment exists.

Loans: For variable rate loans, fair values are based on carrying values. Fixed rate commercial, other installment, and certain real estate mortgage loans are valued using discounted cash flows. The discount rates used to determine the present value of these loans are based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

Off-balance sheet instruments: The Company’s unfunded lines of credit and loan commitments are negotiated at current market rates and are relatively short-term in nature.

Deposit liabilities: The fair values of demand deposits are equal to the carrying value of such deposits. Demand deposits include non-interest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts. Discounted cash flows have been used to value fixed rate and variable rate term deposits. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

Short-term borrowings: The carrying value of securities sold under agreements to repurchase approximate their fair value.

Advances from the Federal Home Loan Bank: For variable rate advances, fair values are based on carrying values. Fixed rate advances are valued using discounted cash flows based on rates currently available to the Company on comparable borrowings with similar terms and remaining maturities.

Federal funds purchased: Due to the short-term nature of these assets, the carrying value approximates fair value.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 1 - Summary of significant accounting policies (continued)

(l) Fair value of financial instruments (continued)

Junior subordinated debentures: The carrying value of junior subordinated debentures approximate their fair value, since the interest rate is variable on these debentures.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

(m) Advertising

Advertising costs are expensed as incurred.

(n) Operating segments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997, which established standards for the way public business enterprises report information about operating segments. The Corporation is considered to have two principal business segments in 2007, the Commercial/Retail Bank and the Wholesale Mortgage Division. The Wholesale Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. The Company had only one operating segment prior to 2007. Financial performance for 2007 and selected balance sheet information at December 31, 2007 for each segment is as follows:

	2007
	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)
Interest income	$32,617	$74	$32,691
Interest expense	18,454	66	18,520

Net interest income	14,163	8	14,171
Provision for loan losses	1,162	—	1,162

Net interest income after provision for loan losses	13,001	8	13,009
Non-interest income	1,468	261	1,729
Non-interest expense	9,724	203	9,927

Income before income taxes	4,745	66	4,811
Income tax expense	1,762	25	1,787

Net income	$2,983	$41	$3,024

Total Assets	$488,098	$12,018	$500,116
Net loans	396,252	11,869	408,121
Equity	29,599	41	29,640

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 1 - Summary of significant accounting policies (continued)

(o) Retail repurchase agreements

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers. Retail repurchase agreements are collateralized by securities of the U.S. Government or by mortgage backed securities issued by quasi governmental agencies. The market value of collateral pledged for retail repurchase agreements is monitored by the Company to equal or exceed the balances borrowed.

(p) Impact of recently adopted accounting standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. The provisions of this statement were effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FAS No. 155 did not have a material impact on the consolidated financial statements of the Company.

In June 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this new standard did not have a material impact on the consolidated financial statements of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 1 - Summary of significant accounting policies (continued)

(p) Impact of recently adopted accounting standards (continued)

48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In February 2007, The FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. While most of the provisions are elective, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by statement No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. A business entity will generally report the change in unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied to entire instruments and not to portions of instruments. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted if the decision to do so is made within the first 120 days of that earlier fiscal year. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 2 – Securities

A summary of the amortized cost and estimated fair values of securities available-for-sale and held- to-maturity follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2007
Available for sale
U.S. agency obligations	$8,847	$88	$15	$8,920
Municipal securities	7,252	10	91	7,171
FNMA, FHLMC, and GNMA mortgage-backed securities	38,455	309	115	38,649
Corporate securities	1,882	9	—	1,891
Restricted stock	2,761	—	88	2,673

	$59,197	$416	$309	$59,304

Held to maturity
U.S. agency obligations	$1,799	$—	$8	$1,791
FNMA and GNMA mortgage-backed securities	1,334	1	41	1,294

	$3,133	$1	$49	$3,085

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2006
Available for sale
U.S. agency obligations	$26,581	$16	$260	$26,337
FNMA, FHLMC, and GNMA mortgage-backed securities	43,625	142	264	43,503
Restricted stock	1,214	—	—	1,214

	$71,420	$158	$524	$71,054

Held to maturity
U.S. agency obligations	$1,799	$—	$46	$1,753
FNMA and GNMA mortgage-backed securities	1,838	—	74	1,764

	$3,637	$—	$120	$3,517

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 2 – Securities (continued)

The scheduled maturities of debt securities held to maturity and available for sale at December 31, 2007 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(in thousands)
Due in one year or less	$5,987	$5,999	$1,799	$1,791
Due from one to five years	1,440	1,485	—	—
Due from five to ten years	1,420	1,436
Over ten years	9,134	9,062	—	—
Mortgage-backed securities	38,455	38,649	1,334	1,294

	$56,436	$56,631	$3,133	$3,085

There were no sales of securities and no realized gains from called or sold securities during 2007 and 2006.

At December 31, 2007, securities with a carrying value of approximately $13,205,000 were pledged to secure public deposits and for other purposes.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At December 31, 2007, debt securities with $19,581,000 in fair value had total unrealized losses of less than 2% of amortized cost. These securities were U.S. agency obligations, municipal securities, GNMA, FNMA and FHLMC mortgage-backed securities, and restricted stock. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 2 – Securities (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2007:
U.S. agency obligations	$—	$—	$3,775	$23	$3,775	$23
Municipal securities	4,909	91	—	—	4,909	91
FNMA, FHLMC, GNMA mortgage backed securities	—	—	10,471	156	10,471	156
Restricted stock	426	88	—	—	426	88

Total	$5,335	$179	$14,246	$179	$19,581	$358

December 31, 2006:
U.S. agency obligations	$3,997	$3	$21,667	$303	$25,664	$306
FNMA, FHLMC, GNMA mortgage backed securities	9,839	22	14,605	316	24,444	338

Total	$13,836	$25	$36,272	$619	$50,108	$644

Note 3 - Loans and allowance for loan losses

Loans at December 31, 2007 and 2006 were as follows:

	2007	2006
	( in thousands)
Real estate - construction	$71,513	$65,427
Real estate - mortgage	256,923	188,001
Commercial	68,127	58,421
Installment and other	4,384	4,120

Total loans	400,947	315,969
Less: Deferred loan fees, net	(163)	(237)
Allowance for loan losses	(4,532)	(3,898)

	$396,252	$311,834

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 3 - Loans and allowance for loan losses (continued)

The activity in the allowance for loan losses for 2007 and 2006 is summarized as follows:

	2007	2006
	( in thousands)
Balance at beginning of year	$3,898	$3,210
Provision charged to operations	1,162	1,196
Loan charge-offs	(548)	(547)
Loan recoveries	20	39

Balance at end of year	$4,532	$3,898

At December 31, 2007 and 2006, the total recorded investment in impaired loans amounted to approximately $3,541,000 and $2,388,000, respectively. These loans were also on non-accrual. The average recorded investment in impaired loans amounted to $3,254,000 and $3,328,000 for the years ended December 31, 2007 and 2006, respectively. Loans ninety days or more past due and still accruing interest amounted to $465,000 and $0 at December 31, 2007 and 2006, respectively. The allowance for loan losses related to impaired loans was $447,000 at December 31, 2007 and $433,000 at December 31, 2006. There was no interest income recognized on impaired loans for 2007 and 2006.

The Company has made loans in the ordinary course of business to certain directors and executive officers of the Company and to their affiliates and associates. The total amount of such loans was $12,179,000 and $11,224,000 at December 31, 2007 and 2006, respectively. During 2007, $11,098,000 in new loans were made and repayments were $10,143,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 4 - Premises and equipment

Premises and equipment at December 31, 2007 and 2006 were as follows:

	2007	2006
	(in thousands)
Land	$3,824	$3,760
Building and improvements	6,542	4,705
Leasehold improvements	414	406
Furniture and equipment	3,080	2,389
Construction in progress	2,092	931
Land improvements	497	109

	16,449	12,300
Less accumulated depreciation	(2,657)	(2,222)

Premises and equipment, net	$13,792	$10,078

Interest capitalized was $34,000 and $14,000 in 2007 and 2006, respectively. Depreciation expense was $483,000 in 2007 and $403,000 in 2006.

Note 5 - Other investments and Impairment of non-marketable equity security

During 2003, the Company subscribed to the Triangle Mezzanine Fund (the “Fund”), a limited partner investment company. The Company’s initial subscription was $500,000. At December 31, 2007 and 2006, the Company had invested $514,000 and $500,000 with the Fund, respectively. The Fund became a public company in 2007 and was valued for and carried at $426,000 under securities available-for-sale at December 31, 2007. The Fund assumed the name of Triangle Capital Corporation with stock symbol, TCAP, as a public company. Prior to 2007, the investment was included at cost under other assets.

The Company also invested $305,000 in September 2004 in the initial stock offering of Community Trust Company of the Southeast, Inc., a North Carolina trust bank, which offers trust and investment services to clients of community banks. During 2007 it was determined that the fair value of the investment was less than the original cost and that the decline in value was other than temporary. The investment was written down $100,000 by an impairment charge against 2007 earnings and has been included in other assets.

Note 6 - Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $97,514,000 and $85,714,000 at December 31, 2007 and 2006, respectively.

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $7,313,000 and $6,894,000 at December 31, 2007 and 2006, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 6 - Deposits (continued)

At December 31, 2007, the scheduled maturities of time deposits were as follows:

(in thousands)
2008	$214,192
2009	7,130
2010	1,595
2011	1,698
2012	290
Thereafter	—

$224,905

Note 7 - Advances from Federal Home Loan Bank of Atlanta

The Company had the following advances from the Federal Home Loan Bank outstanding at December 31, 2007 and 2006:

	2007	2006
	( in thousands)
Fixed rate advance at 6.05%	$3,000	$3,000
Fixed rate advance at 4.52%	15,000	—
Variable rate advances at 4.40% (overnight)	13,000	—
Variable rate advances - one month LIBOR minus .01%	—	5,300
Amortizing fixed rate advance at 1.00%	581	608

	$31,581	$8,908

These advances are secured by the Company’s FHLB stock and a blanket floating lien on the Company’s one-to-four family residential and commercial real estate loan portfolios. Outstanding loan balances of approximately $148 million were pledged to the Federal Home Loan Bank at December 31, 2007. The contractual maturities of these advances are as follows:

(in thousands)
2008	$28,028
2009	29
2010	3,030
2011	31
2012	32
Thereafter	431

$31,581

Credit availability for additional advances from the Federal Home Loan Bank was $18,389,000 at December 31, 2007. The Company also had $18,700,000 in federal funds borrowing accommodations from two Banks, of which $2,650,000 was outstanding at December 31, 2007.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 8 – Junior subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which carry a floating interest rate of three month LIBOR plus 2%. The proceeds from the sale of the debentures were used to repay $3,100,000 of unsecured junior subordinated debentures which were issued in March 2001 and were used to fund projected loan growth.

These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to FASB Interpretation No. 46, Consolidated Variable Interest Entities. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities, which qualify as Tier 1 and Tier 2 capital under Federal Reserve Board guidelines, accrue and pay interest quarterly at three month LIBOR (4.26% at December 31, 2007) plus 2% per annum. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities.

The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part, on or after January 7, 2010.

Note 9- Income taxes

The provision for income tax expense (benefit) consisted of the following for the year ended December 31:

	2007	2006
	(in thousands)
Current
Federal	$1,588	$1,512
State	389	333

	1,977	1,845

Deferred
Federal	(162)	(233)
State	(28)	(38)

	(190)	(271)

	$1,787	$1,574

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 9 - Income taxes (continued)

A reconciliation of reported income tax expense for the years ended December 31, 2007 and 2006 to the amount of tax expense computed by multiplying income before taxes by the statutory federal income tax rate of 34% follows:

	2007	2006
	(in thousands)
Tax provision at statutory rate	$1,636	$1,491
Increase (decrease) in income taxes resulting from
State income taxes net of federal benefit	238	195
Increase in cash value of life insurance	(139)	(117)
Other	47	5

	$1,782	$1,574

The primary components of deferred income taxes are as follows:

	2007	2006
	(in thousands)
Deferred tax assets
Allowance for loan losses	$1,474	$1,279
Deferred compensation expense	394	315
Other	(2)	(7)
Unrealized loss on securities	—	124

Gross deferred tax assets	1,866	1,711

Deferred tax liabilities
Depreciable basis of premises and equipment	159	142
Deferred loan costs	251	174
Unrealized gain on securities	36	—

Gross deferred tax liabilities	446	316

Net deferred tax assets	$1,420	$1,395

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 10 – Stockholders’ equity

The Board of Directors has declared 6-for-5 stock splits effected in the form of 20% stock dividends payable to stockholders of record as of June 2007 and November 2005. As a result, $544,000 and $453,000 were reclassified from additional paid-in capital to common stock in 2007 and 2005, respectively. Per share amounts for all periods presented have been restated to reflect the effect of these stock splits.

Note 11 - Regulatory matters

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect would cause the Bank’s capital to be reduced below applicable minimum regulatory capital requirements. Loans or advances are generally limited to 15 percent of the Bank’s common stock and surplus on a secured basis.

The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Holding Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weighting, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). At December 31, 2007 and 2006, management believes that the Company and the Bank have met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are presented in the table that follows.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 11 - Regulatory matters (continued)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
			($ in thousand)
December 31, 2007:
Total Capital
(To risk weighted assets)
Consolidated	$44,101	10.00%	$35,269	≥	8%	$44,086	≥	10%
Carolina Bank	44,062	10.00%	35,244	≥	8%	44,055	≥	10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	39,425	8.94%	17,634	≥	4%	26,452	≥	6%
Carolina Bank	39,530	8.97%	17,622	≥	4%	26,433	≥	6%
Tier 1 Capital
(To average assets)
Consolidated	39,425	8.14%	19,363	≥	4%	24,203	≥	5%
Carolina Bank	39,530	8.17%	19,347	≥	4%	24,184	≥	5%
December 31, 2006:
Total Capital
(To risk weighted assets)
Consolidated	$40,069	11.45%	$27,994	≥	8%	$34,993	≥	10%
Carolina Bank	37,970	10.87%	27,945	≥	8%	34,932	≥	10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	34,894	9.97%	13,997	≥	4%	20,996	≥	6%
Carolina Bank	34,072	9.75%	13,973	≥	4%	20,959	≥	6%
Tier 1 Capital
(To average assets)
Consolidated	34,894	8.76%	15,937	≥	4%	19,921	≥	5%
Carolina Bank	34,072	8.61%	15,837	≥	4%	19,796	≥	5%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 12 – Commitments

Operating leases

The Company leases land for a future main office currently under construction, a branch facility, and an ATM site under operating leases entered into during 2006, 1996 and 2005, respectively. A 2005 lease for temporary quarters until a new branch office was completed in 2007 has been terminated and has no future minimum lease payments. Total future minimum lease payments, excluding renewal options, at December 31, 2007, under the leases are as follows:

( in thousands)
2008	$164
2009	165
2010	160
2011	140
2012	149
Thereafter	3,588

$4,366

Total lease expense was approximately $281,000 in 2007 and $210,000 in 2006.

Loans

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 2007 and 2006, pre-approved but unused lines of credit for loans totaled approximately $99,276,000 and $86,160,000. In addition, the Company had $6,224,000 and $7,189,000 in standby letters of credit at December 31, 2007 and 2006, respectively. These commitments represent no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 13 - Employee benefit plans

All employees of the Company who meet certain eligibility requirements can elect to participate in the Bank’s 401(k) plan. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code and the plan documents. The Company makes a 100% matching contribution up to a maximum of six percent of compensation which is vested immediately. The Company’s matching expense was $219,000 in 2007 and $175,000 in 2006.

In 2003, the Company established a nonqualified deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 25% matching contribution for monthly board meetings and the amounts deferred are invested solely in Company stock that is held in a rabbi trust. The Company stock held by the trust and the related deferred compensation liability are recorded at an amount equal to the original compensation deferred. Changes in the fair value of the stock are not recognized in the Company’s financial statements. At December 31, 2007, deferred directors’ fees of $524,000 had been used to purchase 50,714 shares of the Company’s stock held by the trust after distribution of 28,802 shares to retiring directors. Deferred directors’ fees of $23,000 were also remitted to the trust before December 31, 2007 to buy stock in 2008. Prior to 2003, directors could elect to defer their fees however there was no separate trust, matching provision or investment in Company stock.

During December 2002, the Company added a supplemental executive retirement plan for certain executive officers. The future benefits of the plan will be funded primarily by life insurance policies on these employees with the Company designated as the beneficiary. Expenses were $134,000 in 2007 and $119,000 in 2006 related to this plan. At December 31, 2007 and 2006, other liabilities include $498,000 and $364,000, respectively, for this supplemental retirement plan. The cash surrender value of the related insurance policies has been included in other assets.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 14 - Fair value of financial statements

The following represents the estimated fair values and carrying amounts of financial instruments at December 31:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial Assets:
Cash and due from banks	$5,022	$5,022	$4,983	$4,983
Securities available for sale	59,304	59,304	71,054	71,054
Securities held to maturity	3,133	3,085	3,637	3,517
Net loans held for sale	11,869	11,869	—	—
Net loans	396,252	399,008	311,834	310,657
Accrued interest receivable	2,414	2,414	2,255	2,255
Financial Liabilities:
Demand and savings deposits	193,668	193,668	194,108	194,108
Time deposits	224,905	225,838	166,307	165,457
Federal Home Loan Bank advances	31,581	31,735	8,908	9,007
Securities sold under agreements to repurchase	3,452	3,452	2,031	2,031
Federal funds purchased	2,650	2,650	1,574	1,574
Trust preferred securities	10,310	10,310	10,310	10,310
Accrued interest payable	2,059	2,059	1,492	1,492

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 15 - Income (loss) per common share (EPS)

The reconciliation of the numerators and denominators of the basic income (loss) per share and diluted income per share computation at December 31, 2007 and 2006 follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)
2007
Basic income per share:
Income available to common stockholders	$3,024	3,280,315	$0.92
Effect of dilutive securities
Stock options	—	122,396	(0.03)
Diluted income per share:

Income available to common stockholders and assumed conversions	$3,024	3,402,711	$0.89

2006*
Basic income per share:
Income available to common stockholders	$2,811	3,265,558	$0.86
Effect of dilutive securities
Stock options	—	117,512	(0.03)
Diluted income per share:

Income available to common stockholders and assumed conversions	$2,811	3,383,070	$0.83

*	Restated for the 6-for-5 stock split in 2007.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 16 – Condensed financial statements of parent company

Financial information pertaining to Carolina Bank Holdings, Inc. is as follows:

Condensed Balance Sheet

	December 31,
	2007	2006
	(in thousands)
Assets:
Cash	$144	$1,176
Securities available-for-sale	—	999
Investment in Carolina Capital Trust	310	310
Investment in Carolina Bank	39,600	33,831
Other assets	73	98

Total assets	$40,127	$36,414

Liabilities and stockholders’ equity:
Accrued expenses	$177	$175
Junior subordinated debentures	10,310	10,310
Stockholders’ Equity	29,640	25,929

Total liabilities and stockholders’ equity	$40,127	$36,414

Condensed Statement of Operations

	Years ended December 31, 2007 and 2006
	2007	2006
	(in thousands)
Interest income	$93	$120
Interest expense	766	744
Other expense	118	120

Total expense	884	864

Income tax benefit	268	253

(Loss) before equity in undistributed net income of subsidiaries	(523)	(491)
Equity in undistributed income of subsidiaries	3,547	3,302

Net income	$3,024	$2,811

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 16 – Condensed financial statements of parent company (continued)

Condensed Statement of Cash Flows

Years ended December 31, 2007 and 2006

	2007	2006
	(in thousands)
Operating activities:
Net income	$3,024	$2,811
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Equity in undistributed income of subsidiaries	(3,547)	(3,302)
Stock compensation expensed	3	—
Change in other assets	25	(90)
Change in accrued expenses	2	24

Net cash used by operating activities	(493)	(557)

Investing activities:
Purchase of securities available for sale	—	(1,000)
Repayments from securities available for sale	1,000	2,205
Investment in subsidiaries	(1,800)	—

Net cash provided by (used by) investing activities	(800)	1,205

Financing activities:
Proceeds from stock options	261	19

Net cash provided by financing activities	261	19

Net change in cash	(1,032)	667
Cash at beginning of year	1,176	509

Cash at end of year	$144	$1,176

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$767	$720

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The company’s internal control over financial reporting is a process designed under the supervision of the company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes–Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the fourth quarter of 2007. In connection with such evaluation, the company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to pages 4-10 of the Proxy Statement.

We have adopted a Code of Ethics that applies, among others, to our principal executive officer and principal financial officer. Our Code of Ethics is available to any person, without charge, upon written request submitted to T. Allen Liles, Carolina Bank Holdings, Inc., 528 College Road, Greensboro, North Carolina 27410.

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated by reference to pages 6-7 and 10-14 of the Proxy Statement

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to pages 3-4 of the Proxy Statement.

In 1997, the Bank’s shareholders approved the Carolina Bank 1997 Nonqualified Stock Option Plan for Directors (the “1997 Nonqualified Plan”) and the Carolina Bank 1997 Incentive Stock Option Plan (the “1997 Incentive Plan”). Both plans were adopted by us upon our organization as the bank’s holding company. The 1997 Nonqualified Plan provided for the issuance of up to 135,420 shares (as adjusted for stock dividends) of our common stock upon the exercise of options granted under the Plan. All options authorized under the Nonqualified Stock Option Plan have been granted. There were no stock options granted to members of our Board of Directors during the year ended December 31, 2007.

The maximum number of options to purchase shares of our common stock available for grant under the 1997 Incentive Plan was 135,420 (as adjusted for stock dividends). An amendment to the 1997 Incentive Plan increasing by 100,000 the number of shares available for issuance upon the exercise of stock options granted under the plan was approved by the shareholders at the 2003 annual meeting, bringing the total number of options to purchase shares of our stock available under such plan to 256,849 (as adjusted for stock dividends). Both the 1997 Nonqualified Plan and the 1997 Incentive Plan expired on May 20, 2007. Stock options previously granted under the 1997 plans will remain outstanding following May 20, 2007 and will expire pursuant to their original contractual terms.

Of the authorized options under the 1997 plans, 22,607 remained outstanding under the Nonqualified Plan and 237,801 remained outstanding under the Incentive Plan at December 31, 2007.

At the 2007 Annual Meeting of Shareholders, the shareholders of the company approved the 2007 Incentive Stock Option Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan originally provided for the issuance of options to purchase up to 36,420 shares (as adjusted for stock dividends) of our common stock. The 2007 Incentive Plan expires on April 17, 2008, after which date no further options to purchase shares of our common stock may be granted pursuant to such plan. Of the authorized options under the 2007 Incentive Plan, 35,420 were granted during the fiscal year ended December 31, 2007 and remained outstanding as of December 31, 2007.

Option exercise prices under all of our stock option plans are established at market value on the date of grant.

The following chart contains details of all prior grants under the 1997 Nonqualified Stock Option Plan, the 1997 Incentive Stock Option Plan and the 2007 Incentive Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nonqualified – 22,607	$4.73	-0-
	1997 Incentive – 237,801	7.68	-0-
	2007 Incentive – 35,420	11.65	1,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	295,828	$7.93	1,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to pages 6 and 14 of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from pages 15-16 of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial statements included in Item 8 of this Annual Report on Form 10-K:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

3(i)	Articles of Incorporation of Carolina Bank Holdings, Inc. (1)

3(ii)	Bylaws of the Carolina Bank Holdings, Inc. (1)

4	Indenture(6)

10(i)	Employment Agreement between the Bank and Robert T. Braswell, dated May 21, 1996, a management contract(2)

10(ii)	Employment Agreement between the Bank and T. Allen Liles, dated July 24, 2001, a management contract(3)

10(iii)	1997 Incentive Stock Option Plan, a compensatory plan(4)

10(iv)	1997 Nonqualified Stock Option Plan, a compensatory plan(4)

10(v)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell, a compensatory plan(5)

10(vi)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles, a compensatory plan(5)

10(vii)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen, a compensatory plan(5)

10(viii)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(5)

10(ix)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(5)

10(x)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(5)

10(xi)	Carolina Bank Directors’ Deferral Plan, a compensatory plan(5)

10(xii)	Amended and Restated Declaration of Trust of Carolina Capital Trust(6)

10(xiii)	Guarantee Agreement(6)

10(xiv)	Employment Agreement between the Bank and Daniel D. Hornfeck, dated March 13, 2007, a management contract(7)

10(xv)	2007 Incentive Stock Option Plan, a compensatory plan(8)

21	Subsidiaries of the Registrant

23	Consent of Cherry, Bakaert & Holland, L.L.P.

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32(i)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

99	Proxy Statement for the 2007 Annual Meeting of Shareholders(9)

(1)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission.).

(2)	Previously filed on Form F-1 of Carolina Savings Bank SSB, Inc. with the Federal Deposit Insurance Corporation for the year ended December 31, 1996, and incorporated herein by reference.

(3)	Incorporated by reference to Form 10-QSB of Carolina Bank Holdings, Inc. (Filed November 9, 2001 with the Securities and Exchange Commission).

(4)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).

(5)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).

(6)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(7)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 23, 2007 with the Securities and Exchange Commission).

(8)	Incorporated by reference to Form 10-Q of Carolina Bank Holdings, Inc. (Filed July 27, 2007 with the Securities and Exchange Commission).

(9)	As filed with the SEC pursuant to Rule 14a-6(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.
(Registrant)

By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date:	March 24, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert T. Braswell Robert T. Braswell President, Chief Executive Officer and Director	March 24, 2008

/s/ Gary N. Brown Gary N. Brown Vice Chairman	March 24, 2008

/s/ George E. Carr George E. Carr Director	March 24, 2008

/s/ Marlene H. Cato Marlene H. Cato Director	March 24, 2008

/s/ John D. Cornet John D. Cornet Chairman of the Board of Directors	March 24, 2008

/s/ James E. Hooper James E. Hooper Director	March 24, 2008

/s/ J. Alexander S. Barrett J. Alexander S. Barrett Director	March 24, 2008

/s/ Kenneth C. Mayer, Jr. Kenneth C. Mayer, Jr. Director	March 24, 2008

/s/ T. Gray McCaskill T. Gray McCaskill Director	March 24, 2008

/s/ Julius L. Young Julius L. Young Director	March 24, 2008

/s/ D. Wayne Thomas D. Wayne Thomas Director	March 23, 2008

/s/ T. Allen Liles T. Allen Liles Secretary, Treasurer and Principal Accounting Officer	March 24, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number

3(i)	Articles of Incorporation	*

3(ii)	Bylaws	*

4	Indenture	*

10(i)	Employment Agreement of Robert T. Braswell	*

10(ii)	Employment Agreement of T. Allen Liles	*

10(iii)	1997 Incentive Stock Option Plan	*

10(iv)	1997 Nonqualified Stock option Plan	*

10(v)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell	*

10(vi)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles	*

10(vii)	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen	*

10(viii)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell	*

10(ix)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles	*

10(x)	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen	*

10(xi)	Carolina Bank Directors’ Deferral Plan	*

10(xii)	Amended and Restated Declaration of Trust of Carolina Capital Trust	*

10(xiii)	Guarantee Agreement	*

10(xiv)	Employment Agreement of Daniel D. Hornfeck	*

10(xv)	2007 Incentive Stock Option Plan	*

21	Subsidiaries of the registrant	Filed herewith

23	Consent of Cherry, Bakaert & Holland, L.L.P.	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32(i)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99	Proxy Statement for the 2007 Annual Meeting of Shareholders	**

*	Incorporated by reference.

**	As filed with the SEC pursuant to Rule 14a-6(b).