Form 10-Q
period 2008-03-31
CAROLINA BANK HOLDINGS INC
filed 2008-05-08
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-31877

Carolina Bank Holdings, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-2215437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

528 College Road, Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)

(336) 288-1898

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,342,966 shares of the Issuer’s common stock, $1.00 par value, outstanding as of May 6, 2008

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$5,348	$5,022
Securities available-for-sale, at fair value	58,793	59,304
Securities held-to-maturity	3,087	3,133
Loans held for sale	16,020	11,869
Loans	416,121	400,784
Less allowance for loan losses	(4,700)	(4,532)

Net loans	411,421	396,252
Premises and equipment, net	15,542	13,792
Other assets	13,992	10,744

Total assets	$524,203	$500,116

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$29,650	$30,491
NOW, money market and savings	164,370	163,177
Time	243,679	224,905

Total deposits	437,699	418,573
Advances from the Federal Home Loan Bank	36,574	31,581
Federal funds purchased	2,594	2,650
Securities sold under agreements to repurchase	2,892	3,452
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	3,601	3,910

Total liabilities	493,670	470,476

Commitments
Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,342,966 in 2008 and 3,315,157 in 2007	3,343	3,315
Additional paid-in capital	15,515	15,379
Retained earnings	11,401	10,875
Stock in directors rabbi trust	(588)	(524)
Directors deferred fees obligation	588	524
Accumulated other comprehensive loss	274	71

Total stockholders’ equity	30,533	29,640

Total liabilities and stockholders’ equity	$524,203	$500,116

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Interest income
Loans	$7,318	$6,711
Investment securities, taxable	740	834
Investment securities, non taxable	82	1
Interest from federal funds sold	12	59
Other	1	6

Total interest income	8,153	7,611

Interest expense
NOW, money market, savings	1,227	1,762
Time deposits	2,846	2,153
Other borrowed funds	515	399

Total interest expense	4,588	4,314

Net interest income	3,565	3,297
Provision for loan losses	235	255

Net interest income after provision for loan losses	3,330	3,042
Non-interest income
Service charges	197	172
Mortgage banking income	575	65
Other	85	121

Total non-interest income	857	358

Non-interest expense
Salaries and benefits	1,755	1,299
Occupancy and equipment	379	304
Professional fees	289	187
Outside data processing	174	164
Advertising and promotion	115	116
Stationery, printing and supplies	108	116
Other	273	96

Total non-interest expense	3,093	2,282

Income before income taxes	1,094	1,118
Income tax expense	392	417

Net income	702	$701

Net income per common share
Basic	$0.21	$0.21

Diluted	$0.21	$0.21

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income	$702	$701
Other comprehensive income:
Unrealized holding gains arising during the period, net of income taxes	203	158

Comprehensive income	$905	$859

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$702	$701
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	235	255
Depreciation	134	116
Deferred income tax (benefit)	(69)	(40)
Amortization (accretion), net	(26)	(12)
(Gain) on sale of repossessed assets	(13)	—
Increase in loans held for sale	(4,151)	—
Increase in other assets	(3,693)	(28)
Increase (decrease) in accrued expenses and other liabilities	(485)	230
Other operating activities	—	9

Net cash provided by operating activities	(7,366)	1,231

Cash flows from investing activities
Purchases of investment securities available-for-sale	(2,624)	(217)
Maturities and calls of securities available-for-sale	1,493	5,783
Repayments from mortgage-backed securities available-for-sale	1,977	2,265
Repayments from mortgage-backed securities held-to-maturity	45	91
Origination of loans, net of principal collected	(15,605)	(16,521)
Additions to premises and equipment	(1,884)	(383)
Proceeds from sales of assets	623	—

Net cash (used for) investing activities	(15,975)	(8,982)

Cash flows from financing activities
Net increase in deposits	19,126	31,521
Net increase (decrease) in Federal Home Loan Advances	4,993	(5,307)
Net (decrease) in Federal funds purchased	(56)	(1,574)
Increase (decrease) in securities sold under agreements to repurchase	(560)	1,354
Proceeds from exercised stock options	164	—

Net cash provided by financing activities	23,667	25,994

Net increase in cash and cash equivalents	326	18,243
Cash and cash equivalents at beginning of period	5,022	4,983

Cash and cash equivalents at end of period	$5,348	$23,226

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,631	$4,098

Cash paid during the period for income taxes	$665	$—

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$201	$—

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

The Bank was incorporated on August 20, 1996, and began banking operations on November 25, 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance and Randolph Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has three retail locations in Greensboro and an office in Asheboro, Burlington and High Point. A loan production office was opened in Winston-Salem in February 2008. The corporate headquarters is also located in Greensboro.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2008 and 2007, are not necessarily indicative of the results that may be expected for future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2007 and 2006, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the annual financial statements.

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

The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006 under the modified prospective application method. The adoption of this statement did not impact the consolidated financial statements in the quarter ending March 31, 2007 because there were no outstanding unvested options as of March 31, 2007 or stock grants during the first quarter of 2007. There were no stock grants in the first quarter of 2008. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $9,000 in the first quarter of 2008. At March 31, 2008, there was $166,000 of total unrecognized compensation cost related to nonvested share-based compensation which is expected to be recognized over a weighted-average period of 4.7 years.

Note F – Earnings per Share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2008 and 2007, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,341,061 and 3,266,866, respectively.

The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Net income	$702	$701

Weighted average outstanding shares	3,341	3,266

Dilutive effect of stock options	74	146

Weighted average diluted shares	3,415	3,412

Diluted earnings per share	$0.21	$0.21

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

Note I – Operating segments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997, which established standards for the way public business enterprises report information about operating segments. The Company is considered to have two principal business segments in 2008, the Commercial/Retail Bank and the Wholesale Mortgage Division. The Wholesale Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. The Company had only one operating segment in the first quarter of 2007. Financial performance for the first quarter of 2008 and selected balance sheet information at March 31, 2008 for each segment is as follows:

	March 31, 2008
	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)
Interest income	$7,946	$207	$8,153
Interest expense	4,453	135	4,588

Net interest income	3,493	72	3,565
Provision for loan losses	235	—	235

Net interest income after provision for loan losses	3,258	72	3,330
Non-interest income	368	489	857
Non-interest expense	2,782	311	3,093

Income before income taxes	844	250	1,094
Income tax expense	294	98	392

Net income	$550	$152	$702

Total Assets	$507,974	$16,229	$524,203
Net loans and loans held for sale	411,421	16,020	427,441
Equity	30,381	152	30,533

Note J – Impact of Recently Adopted Accounting Standards

In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize a liability for endorsement split-dollar life insurance arrangements that provide post retirement benefits to employees. The provisions of this Issue were effective for fiscal years beginning after December 15, 2007, and the Company implemented this Issue on January 1, 2008 by a cumulative-effect adjustment to retained earnings of $176,000. An additional $5,000 of liability and related expense was recorded by the Company for endorsement split-dollar life insurance arrangements during the first quarter of 2008.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. This standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted under special rules. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The statement requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS No. 141 R, Business Combinations, which requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Relevance, completeness, and representation faithfulness of the information provided in financial reports about the assets acquired and liabilities assumed in a business combination are improved with implementation of this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of related SFAS No. 160. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement ,which improves the relevance, comparability, and transparency of financial information provided to investors by requiring entities to report noncontrolling, minority, interests in subsidiaries as equity in the consolidated financial statements. This effective date of this statement is the same as SFAS No. 141R. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When measuring fair value, valuation techniques should be appropriate in the circumstances and consistently applied. A hierarchy is used to prioritize valuation inputs into the following three levels to determine fair value:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – observable inputs other than the quoted prices included in Level 1.

Level 3 – unobservable inputs.

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below. The Company has not elected the fair value option to value liabilities:

	March 31, 2008
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Loans held for sale	$—	$16,020	$—	$16,020
Securities available-for-sale	427	58,366	—	58,793

Total assets	$427	$74,386	$—	$74,813

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition

Assets. Our total assets increased by $24.1 million, or 4.8%, from $500.1 million at December 31, 2007, to $524.2 million at March 31, 2008. During the three month period ended March 31, 2008, cash and due from banks increased slightly and investment securities declined by .9%. Loans held for sale increased 35.0% during the quarter to $16.0 million at March 31, 2008 due to strong originations by our wholesale loan division during the quarter. Loans held for investment increased by $15.3 million or 3.8% during the first quarter of 2008. We continue to experience good commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina. Approximately 83 % of our loans are secured by real estate which is up slightly from 82% secured by real estate at December 31, 2007. A loan production office was opened in leased facilities in Winston-Salem during the first quarter of 2008. Construction continued on our corporate headquarters and retail banking office of approximately 40,000 square feet on leased land in downtown Greensboro. The new corporate headquarters is scheduled to be completed in the third quarter of 2008 and will replace our current Greensboro headquarters on College Road which is anticipated to be sold.

Liabilities. Total deposits increased by $19.1 million, or 4.6%, from $418.6 million at December 31, 2007, to $437.7 million at March 31, 2008. Time deposits, which increased $18.8 million or 8.4%, accounted for a majority of our deposit growth in the first quarter of 2008. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances increased $5.0 million during the first quarter to $36.6 million at March 31, 2008. We had approximately $39.9 million in out-of-market time deposits from other institutions and $18.1 million in brokered time deposits at March 31, 2008, an increase of $15.7 million in these two types of accounts from December 31, 2007.

Stockholders’ Equity. Total stockholders’ equity was up $.9 million at March 31, 2008 to $30.5 million from $29.6 million at December 31, 2007 due primarily to retention of net income of $.7 million and an increase in the value (after-tax) of our investment securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007

General. Net income for the three months ended March 31, 2008 and 2007, amounted to $702,000, or $0.21 per diluted share and $701,000, or $0.21 per diluted share, respectively. The increase in net income was primarily due to higher net interest income and higher mortgage banking income.

Net interest income. Net interest income increased 8.1% to $3,565,000 for the three months ended March 31, 2008, from $3,297,000 for the three months ended March 31, 2007. Growth in interest earning assets and liabilities accounted for the higher net interest income in 2008. The net yield on interest earning assets, adjusted to a fully taxable basis, declined to 2.94% in the first quarter of 2008 from 3.27% in the first quarter of 2007 due to the decline in interest rates over the past seven months. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2008 and 2007.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended March 31,
	2008			2007
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$71	$1	5.65%	$550	$6	4.36%
Federal funds sold	1,626	12	2.96%	4,644	59	5.08%
Non-taxable investments (2.)	7,634	117	6.15%	127	1	3.15%
Taxable investments	54,999	740	5.40%	71,555	834	4.66%
Loans held for sale	13,827	207	6.00%
Loans (3.)	412,521	7,111	6.91%	326,161	6,711	8.23%

Interest-earning assets	490,678	8,188		403,037	7,611
Interest-earning assets			6.69%			7.55%

Non interest-earning assets	22,902			21,802

Total assets	$513,580			$424,839

Interest-bearing liabilities
Interest checking	$21,417	61	1.14%	$12,394	34	1.10%
Money market and savings	142,884	1,166	3.27%	153,260	1,728	4.51%
Time certificates and IRAs	237,674	2,846	4.80%	174,776	2,153	4.93%
Other borrowings	48,733	515	4.24%	27,554	399	5.79%

Total interest-bearing liabilities	450,708	4,588		367,984	4,314
Cost on average
Interest-bearing liabilities			4.08%			4.69%

Non-interest-bearing liabilities
Demand deposits	28,806			27,217
Other liabilities	3,747			3,314

Total non-interest-bearing liabilities	32,553			30,531

Total liabilities	483,261			398,515
Stockholders’ equity	30,319			26,324

Total liabilities and equity	$513,580			$424,839
Net interest income		$3,600			$3,297

Net yield on average interest-earning assets			2.94%			3.27%

Interest rate spread			2.61%			2.86%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $235,000 for the three months ended March 31, 2008, as compared to $255,000 for the three months ended March 31, 2007, a decrease of 7.8%. The amount of the provision for loan losses decreased because loan growth was lower in first quarter of 2008 than 2007 and because charge-offs were $67,000 in the first quarter of 2008 compared to $141,000 in the first quarter of 2007. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $857,000 for the three months ended March 31, 2008, as compared to $358,000 for the three months ended March 31, 2007. The increase in 2008 was primarily attributable to additional mortgage banking income of $510,000 which was mostly generated by the wholesale mortgage division that began operations in the third quarter of 2007.

Non-interest expense. Total non-interest expense amounted to $3,093,000 for the three months ended March 31, 2008, as compared to $2,282,000 for the three months ended March 31, 2007. This increase of 35.5% was primarily due to expenses related to our growth during the past year. The wholesale mortgage division accounted for $311,000 of the additional expenses since it began operations in the last half of 2007. The new Burlington office which opened in the third quarter of 2007 and the new Winston-Salem loan production office which opened in the first quarter of 2008 also contributed to the expense growth in the first quarter of 2008.

Income taxes. Income taxes amounted to $392,000, or 35.8% of income before income taxes, for the three month period ended March 31, 2008, as compared to $417,000, or 37.3% of income before income taxes, for the three month period ended March 31, 2007. The lower tax rate in 2008 resulted from an increase in non-taxable income from municipal securities.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $4,307,000 at March 31, 2008, compared to $4,542,000 at December 31, 2007. Non-performing assets, as a percentage of total assets, were .82% at March 31, 2008, compared to 0.91% at December 31, 2007. There were no loans 90 days or more past due and still accruing interest at March 31, 2008, and $465,000 at December 31, 2007. Foreclosed real estate was $592,000 at March 31, 2008 and $1,001,000 at December 31, 2007.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to non-performing loans, increased to $490,000 at March 31, 2008 from $447,000 at December 31, 2007 as the level of non-performing loans increased $176,000 during the quarter. The general section of our allowance for loan losses was $4,210,000 at March 31, 2008 and $4,085,000 at December 31, 2007. These reserves apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from .40% on residential real estate loans to 3.00% on non secured consumer revolving loans, to categories of performing loans at each period end. The general section also includes allowances for watch list loans which are still performing but carry a higher degree of risk because of declining credit factors.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2008, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2008 and December 31, 2007, pre-approved but unused lines of credit for loans totaled approximately $105,979,000 and $99,276,000, respectively. In addition, we had $6,467,000 and $7,189,000 in standby letters of credit at March 31, 2008 and December 31, 2007, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our new Greensboro headquarters, our loan production office in Winston-Salem and an ATM out-parcel in Asheboro. Minimum lease payments over the next five years are $1,215,000 and $3,549,000 thereafter.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate risk which involves the adverse affect that changes in interest rates have on our net interest income. We attempt to manage interest rate risk through the loan and deposit products that we offer to our customers and by managing the mixes and maturities of our investments and other borrowings. We measure interest rate risk by using simulation analysis. Our most recent simulation analysis indicates, in the absence of growth or changes in the mix of assets and liabilities, that our net interest income over the next twelve months, would change by the following percentages given changes in interest rates of 1%, 2%, or 3% as follows:

Change in Interest Rates	Net Interest Income % Increase (Decrease)
+300	8.29%
+200	6.43%
+100	3.40%
0	No Change
-100	-3.56%
-200	-7.31%
-300	-11.14%

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2008. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the first quarter of 2008. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Carolina Bank Holdings, Inc. (1)

3.2	Bylaws of the Carolina Bank Holdings, Inc. (1)

4.1	Indenture(6)

10.1	Employment Agreement between the Bank and Robert T. Braswell, dated May 21, 1996(2)

10.2	Employment Agreement between the Bank and T. Allen Liles, dated July 24, 2001(3)

10.3	1997 Incentive Stock Option Plan(4)

10.4	1997 Nonqualified Stock Option Plan(4)

10.5	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell(5)

10.6	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles (5)

10.7	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen (5)

10.8	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(5)

10.9	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(5)

10.10	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(5)

10.11	Carolina Bank Directors’ Deferral Plan (5)

10.12	Amended and Restated Declaration of Trust of Carolina Capital Trust(6)

10.13	Guarantee Agreement(6)

10.14	Employment Agreement between the Bank and Daniel D. Hornfeck, dated March 13, 2007 (7)

10.15	2007 Incentive Stock Option Plan (8)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission.).
(2)	Previously filed on Form F-1 of Carolina Savings Bank SSB, Inc. with the Federal Deposit Insurance Corporation for the year ended December 31, 1996, and incorporated herein by reference.
(3)	Incorporated by reference to Form 10-QSB of Carolina Bank Holdings, Inc. (Filed November 9, 2001 with the Securities and Exchange Commission).
(4)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).
(5)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).
(6)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).
(7)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 23, 2007 with the Securities and Exchange Commission).
(8)	Incorporated by reference to Form 10-Q of Carolina Bank Holdings, Inc. (Filed July 27, 2007 with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: May 8, 2008	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Carolina Bank Holdings, Inc.*

3.2	Bylaws of the Carolina Bank Holdings, Inc.*

4.1	Indenture*

10.1	Employment Agreement between the Bank and Robert T. Braswell, dated May 21, 1996 *

10.2	Employment Agreement between the Bank and T. Allen Liles, dated July 24, 2001 *

10.3	1997 Incentive Stock Option Plan *

10.4	1997 Nonqualified Stock Option Plan *

10.5	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Robert T. Braswell *

10.6	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and T. Allen Liles *

10.7	Executive Supplemental Retirement Plan Executive Agreement between Carolina Bank and Gunnar N.R. Fromen *

10.8	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell*

10.9	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles*

10.10	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen*

10.11	Carolina Bank Directors’ Deferral Plan *

10.12	Amended and Restated Declaration of Trust of Carolina Capital Trust*

10.13	Guarantee Agreement*

10.14	Employment Agreement between the Bank and Daniel D. Hornfeck, dated March 13, 2007 *

10.15	2007 Incentive Stock Option Plan *

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Incorporated by reference