Form 10-Q
period 2008-06-30
CAROLINA BANK HOLDINGS INC
filed 2008-07-25
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,342,966 shares of the Issuer’s common stock, $1.00 par value, outstanding as of July 24, 2008.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$7,379	$5,022
Securities available-for-sale, at fair value	58,853	59,304
Securities held-to-maturity	1,199	3,133
Loans held for sale	15,630	11,869
Loans	456,841	400,784
Less allowance for loan losses	(5,102)	(4,532)

Net loans	451,739	396,252
Premises and equipment, net	17,579	13,792
Other assets	14,740	10,744

Total assets	$567,119	$500,116

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$30,302	$30,491
NOW, money market and savings	186,231	163,177
Time	243,807	224,905

Total deposits	460,340	418,573

Advances from the Federal Home Loan Bank	50,207	31,581
Federal funds purchased	7,734	2,650
Securities sold under agreements to repurchase	3,882	3,452
Junior subordinated debentures	10,310	10,310
Other liabilities and accrued expenses	3,923	3,910

Total liabilities	536,396	470,476

Commitments
Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,342,966 in 2008 and 3,315,157 in 2007	3,343	3,315
Additional paid-in capital	15,506	15,379
Retained earnings	12,026	10,875
Stock in directors rabbi trust	(644)	(524)
Directors deferred fees obligation	644	524
Accumulated other comprehensive income (loss)	(152)	71

Total stockholders’ equity	30,723	29,640

Total liabilities and stockholders’ equity	$567,119	$500,116

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Interest income
Loans	$6,947	$7,323	$14,265	$14,034
Investment securities, taxable	684	804	1,424	1,639
Investment securities, non taxable	89	19	171	19
Interest from federal funds sold	8	66	20	125
Other	—	1	1	7

Total interest income	7,728	8,213	15,881	15,824

Interest expense
NOW, money market, savings	962	1,775	2,189	3,537
Time deposits	2,652	2,391	5,498	4,544
Other borrowed funds	403	342	918	741

Total interest expense	4,017	4,508	8,605	8,822

Net interest income	3,711	3,705	7,276	7,002
Provision for loan losses	620	215	855	470

Net interest income after provision for loan losses	3,091	3,490	6,421	6,532
Non-interest income
Service charges	209	181	406	353
Mortgage banking income	827	59	1,402	124
Securities gains	227	—	227	—
Other	158	100	243	221

Total non-interest income	1,421	340	2,278	698

Non-interest expense
Salaries and benefits	1,926	1,264	3681	2,563
Occupancy and equipment	420	303	799	607
Professional fees	394	184	683	371
Outside data processing	164	136	338	300
Advertising and promotion	183	126	298	242
Stationery, printing and supplies	159	110	267	226
Impairment of non-marketable securities	—	100	—	100
Other	354	268	627	364

Total non-interest expense	3,600	2,491	6,693	4,773

Income before income taxes	912	1,339	2,006	2,457
Income tax expense	304	502	696	919

Net income	$608	$837	$1,310	$1,538

Net income per common share
Basic	$0.18	$0.26	$0.39	$0.47

Diluted	$0.18	$0.25	$0.38	$0.45

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$608	$837	$1,310	$1,538
Other comprehensive income:
Unrealized holding (losses) arising during the period, net of income taxes	(426)	(518)	(223)	(360)

Comprehensive income	$182	$319	$1,087	$1,178

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$1,310	$1,538
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	855	470
Depreciation	275	232
Deferred income tax (benefit) expense	(264)	118
Impairment of non-marketable securities	—	100
Amortization (accretion), net	(38)	(25)
(Gain) on sale of assets	(7)	(9)
(Gain) on sale of investment securities	(227)	—
Origination of loans held for sale, net of sales and gains	(3,761)	—
Increase in other assets	(4,108)	(17)
Increase (decrease) in accrued expenses and other liabilities	(163)	336
Other operating activities	18	1

Net cash provided by (used for) operating activities	(6,110)	2,744

Cash flows from investing activities
Purchases of investment securities available-for-sale	(6,214)	(5,617)
Maturities and calls of securities available-for-sale	1,543	6,114
Maturities and calls of securities held-to-maturity	1,800	—
Repayments from mortgage-backed securities available-for-sale	4,736	4,114
Repayments from mortgage-backed securities held-to-maturity	132	235
Origination of loans, net of principal collected	(56,593)	(34,193)
Additions to premises and equipment	(4,062)	(805)
Proceeds from sales of assets	1,063	15

Net cash (used for) investing activities	(57,595)	(30,137)

Cash flows from financing activities
Net increase in deposits	41,767	26,693
Net increase in Federal Home Loan Advances	18,626	1,062
Net increase in Federal funds purchased	5,084	2,687
Increase (decrease) in securities sold under agreements to repurchase	430	(1,574)
Proceeds from exercised stock options	155	—

Net cash provided by financing activities	66,062	28,868

Net increase in cash and cash equivalents	2,357	1,475
Cash and cash equivalents at beginning of period	5,022	4,983

Cash and cash equivalents at end of period	$7,379	$6,458

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$8,577	$8,503

Cash paid during the period for income taxes	$1,665	$700

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$251	$—

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

The Bank was incorporated on August 20, 1996, and began banking operations on November 25, 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance and Randolph Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has three retail locations in Greensboro, and an office in Asheboro, Burlington, and High Point. A loan production office was opened in Winston-Salem in February 2008. The corporate headquarters is also located in Greensboro.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2008 and 2007, are not necessarily indicative of the results that may be expected for future periods.

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

The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006 under the modified prospective application method. The adoption of this statement did not impact the consolidated financial statements upon adoption because there were no outstanding unvested options. There were no stock grants in the first six months of 2008. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $9,000 and $18,000 for the three and six months ending June 30, 2008, respectively. At June 30, 2008, there was $157,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 4.4 years.

Note F – Earnings per Share

Earnings per share has been determined under the provisions of the SFAS No. 128, Earnings Per Share. For the quarters ended June 30, 2008 and 2007, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,342,966 and 3,266,866, respectively.

The only potential stock of the Company as defined in the SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net income	$608	$837	$1,310	$1,538

Weighted average outstanding shares	3,343	3,267	3,342	3,267

Dilutive effect of stock options	54	142	64	144

Weighted average diluted shares	3,397	3,409	3,406	3,411

Diluted earnings per share	$0.18	$0.25	$0.38	$0.45

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

Note I – Junior Subordinated Debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which carries a floating rate of three month LIBOR plus 2%. The proceeds from the sale of the debentures were used to repay $3,100,000 of unsecured junior subordinated debentures which were issued in March 2001 and were used to fund loan growth. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 and Tier 2 capital under the Federal Reserve Board guidelines and accrue and pay distributions quarterly. The Company has entered into contractual arrangements, which in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or at the election of the Company on or after January 7, 2010.

Note J – Operating segments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997, which established standards for the way public business enterprises report information about operating segments. The Company is considered to have two principal business segments in 2008, the Commercial/Retail Bank and the Wholesale Mortgage Division. The Wholesale Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. The Company had only one operating segment in the first six months of 2007. Financial performance for the three and six months ending June 30, 2008 and selected balance sheet information for the periods there ended for each segment is as follows:

	Three months ending 6/30/2008			Six months ending 6/30/2008
	Commercial/Retail Bank	Wholesale Mortgage Division	Total	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)			(in thousands)
Interest income	$7,487	$241	$7,728	$15,433	$448	$15,881
Interest expense	3,815	202	4,017	8,268	337	8,605

Net interest income	3,672	39	3,711	7,165	111	7,276
Provision for loan losses	620	—	620	855	—	855

Net interest income after provision for loan losses	3,052	39	3,091	6,310	111	6,421
Non-interest income	726	695	1,421	1,094	1,184	2,278
Non-interest expense	3,163	437	3,600	5,945	748	6,693

Income before income taxes	615	297	912	1,459	547	2,006
Income tax expense	188	116	304	482	214	696

Net income	$427	$181	$608	$977	$333	$1,310

Total Assets	$551,315	$15,804	$567,119	$551,315	$15,804	$567,119
Net loans	451,739	15,630	467,369	451,739	15,630	467,369
Equity	30,390	333	30,723	30,390	333	30,723

Note K – Impact of Recently Adopted Accounting Standards

In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize a liability for endorsement split-dollar life insurance arrangements that provide post retirement benefits to employees. The provisions of this Issue were effective for fiscal years beginning after December 15, 2007, and the Company implemented this Issue on January 1, 2008 by a cumulative-effect adjustment to retained earnings of $176,000. An additional $13,000 of liability and related expense was recorded by the Company for endorsement split-dollar life insurance arrangements during the first six months of 2008.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company has not elected the fair value option to value liabilities. Securities available-for-sale and loans held for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

When measuring fair value, valuation techniques should be appropriate in the circumstances and consistently applied. A hierarchy is used to prioritize valuation inputs into the following three levels to determine fair value:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – observable inputs other than the quoted prices included in Level 1.

Level 3 – unobservable inputs.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $15.6 million included a positive $72,000 fair value adjustment at June 30, 2008.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $1.6 million at June 30, 2008. Of such loans, $1.6 million had specific loss allowances aggregating $389,000 at that date.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $0.5 million at June 30, 2008.

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below.

	June 30, 2008
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Loand held for sale	$—	$15,630	$—	$15,630
Securities available-for-sale	408	58,445	—	58,853

Total assets	$408	$74,075	$—	$74,483

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition

Assets. Our total assets increased by $67.0 million, or 13.4%, from $500.1 million at December 31, 2007, to $567.1 million at June 30, 2008. During the six month period ended June 30, 2008, cash and due from banks sold increased by $2.4 million to $7.4 million, and investment securities decreased by $2.4 million to $60.1 million. Loans held for sale increased by 31.7% to $15.6 million at June 30, 2008. Loan demand was stronger than projected as loans before allowance for loan losses increased by $56.1 million or 14.0% during the first half of 2008. Approximately 83.5 % of our loans are secured by real estate which is up slightly from 81.9% secured by real estate at December 31, 2007. A loan production office was opened in leased facilities in Winston-Salem during the first quarter of 2008. Construction continued on our corporate headquarters and retail banking office of approximately 40,000 square feet on leased land in downtown Greensboro. The new corporate headquarters is scheduled to be completed in the third quarter of 2008 and will replace our current Greensboro headquarters on College Road which is for sale.

Liabilities. Total deposits increased by $41.8 million, or 10.0%, from $418.6 million at December 31, 2007, to $460.3 million at June 30, 2008. NOW, money market and savings increased $23.1 million and time deposits were up $18.9 million during the first half of 2008. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances increased $18.6 million during the first six months of 2008 to $50.2 million at June 30, 2008. We had approximately $40.2 million in out-of-market time deposits from other institutions and $14.1 million in brokered time deposits at June 30, 2008, an increase of $12.0 million in these two types of accounts from December 31, 2007.

Stockholders’ Equity. Total stockholders’ equity was up $1.1 million at June 30, 2008 to $30.7 million from $29.6 million at December 31, 2007 due primarily to retention of net income.

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007

General. Net income for the three months ended June 30, 2008 and 2007, amounted to $608,000, or $0.18 per diluted share and $837,000, or $0.25 per diluted share, respectively. The decrease in net income was primarily due to an increase in our provision for loan losses and higher non-interest expense.

Net interest income. Net interest income was $3,711,000 for the three months ended June 30, 2008, a small increase from the same quarter in 2007. Growth in interest earning assets and liabilities accounted for the higher net interest income in 2008. The net yield on interest earning assets, adjusted to a fully taxable basis, declined to 2.91% in the second quarter of 2008 from 3.54% in the second quarter of 2007 due to the decline in interest rates over the past year. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2008 and 2007.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended June 30,
	2008			2007
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
			(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$55	$—	0.00%	$66	$1	6.06%
Federal funds sold	1,569	8	2.05%	5,357	66	4.93%
Non-taxable investments (2.)	8,364	127	6.09%	1,720	23	5.35%
Taxable investments	51,955	684	5.28%	67,576	810	4.79%
Loan held for sale	17,599	241	5.49%	—	—	—
Loans (3.)	436,610	6,706	6.16%	345,115	7,323	8.49%

Interest-earning assets	516,152	7,766		419,834	8,223
Interest-earning assets			6.03%			7.83%

Non interest-earning assets	28,656			17,897

Total assets	$544,808			$437,731

Interest-bearing liabilities
Interest checking	$24,356	57	0.94%	$13,578	34	1.00%
Money market and savings	140,379	905	2.59%	152,419	1,741	4.57%
Time certificates and IRAs	246,688	2,652	4.31%	189,813	2,391	5.04%
Other borrowings	69,192	403	2.34%	22,251	342	6.15%

Total interest-bearing liabilities	480,615	4,017		378,061	4,508

Cost on average
Interest-bearing liabilities			3.35%			4.77%

Non-interest-bearing liabilities
Demand deposits	29,462			28,631
Other liabilities	3,862			4,028

Total non-interest-bearing liabilities	33,364			32,659

Total liabilities	513,939			410,720
Stockholders’ equity	30,869			27,011

Total liabilities and equity	$544,808			$437,731

Net interest income		$3,749			$3,715

Net yield on average interest-earning assets			2.91%			3.54%

Interest rate spread			2.69%			3.06%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $620,000 for the three months ended June 30, 2008, as compared to $215,000 for the three months ended June 30, 2007, an increase of 188.4%. The amount of the provision for loan losses increased primarily because loans increased $40.7 million in the second quarter of 2008 compared to $17.7 million in the second quarter of 2007. Net loan charge-offs were $218,000 and $2,000 in the second quarters of 2008 and 2007, respectively. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $1,421,000 for the three months ended June 30, 2008, as compared to $340,000 for the three months ended June 30, 2007. The increase in 2008 was primarily attributable to additional mortgage banking income of $768,000 which was mostly generated by the wholesale mortgage division that began operations in the third quarter of 2007. A gain of $227,000 from the sale of securities in the second quarter of 2008 resulted from disposal of stock in a correspondent bank. Income from an increase in the cash value of life insurance also increased to $101,000 in the second quarter of 2008 compared to $62,134 in the second quarter of 2007 because of an additional investment in bank owned life insurance of $3.9 million at the end of the first quarter of 2008.

Non-interest expense. Total non-interest expense amounted to $3,600,000 for the three months ended June 30, 2008, as compared to $2,491,000 for the three months ended June 30, 2007. This increase of 44.5% was due to $437,000 in new expenses associated with our wholesale mortgage division, to increased FDIC premiums, to $126,000 expenses related to a suspended public offering of securities, to expenses for our new Burlington office and Winston-Salem loan production office, and to other expenses supporting our growth.

Income taxes. Income taxes amounted to $304,000, or 33.3% of income before income taxes, for the three month period ended June 30, 2008, as compared to $502,000, or 37.5% of income before income taxes, for the three month period ended June 30, 2007. The lower tax rate in 2008 resulted from an increase in non-taxable income from bank owned life insurance and from non-taxable investments.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007

General. Net income for the six months ended June 30, 2008 and 2007, amounted to $1,310,000, or $0.38 per diluted share, and $1,538,000, or $0.45 per diluted share, respectively. The decrease in net income was primarily due to a higher provision for loan losses and higher non-interest expense.

Net interest income. Net interest income increased 3.9% to $7,276,000 for the six months ended June 30, 2008, from $7,002,000 for the six months ended June 30, 2007. Growth in interest earning assets and liabilities primarily accounted for the higher net interest income in the 2008 period. The net yield on average interest earning assets declined in the 2008 period because of lower interest rates and a very competitive deposit market. We are asset sensitive which means that our net interest income, absent of growth, generally decreases when the prime rate declines and increases when the prime rate rises. Approximately 70% of our loans are variable rate and primarily adjust with the prime rate.

Provision for loan losses. The provision for loan losses amounted to $855,000 for the six months ended June 30, 2008, as compared to $470,000 for the six months ended June 30, 2005, an increase of 81.9%. The amount of the provision for loan losses increased primarily because loans increased by $56.1 for the six months ended June 30, 2008 compared to $34.1 million for the same period in 2007. Net loan charge-offs were $285,000 and $143,000 in the six months ending 2008 and 2007, respectively. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $2,278,000 for the six months ended June 30, 2008, as compared to $698,000 for the six months ended June 30, 2007. The increase in 2008 was primarily attributable to additional mortgage banking income of $1,278,000 which was mostly generated by the wholesale mortgage division that began operations in the third quarter of 2007. A gain from the sale of securities of $227,000 in 2008 resulted from the sale of stock in a correspondent bank. Income from an increase in the cash value of life insurance also increased to $153,000 in the 2008 period compared to $108,000 in the 2007 period because of an additional investment in bank owned life insurance in 2008.

Non-interest expense. Total non-interest expense amounted to $6,693,000 for the six months ended June 30, 2008, as compared to $4,773,000 for the six months ended June 30, 2007. This increase of 40.2% was due to $748,000 in new expenses associated with our wholesale mortgage division, to increased FDIC premiums of $120,000, to $126,000 expenses related to a suspended public stock offering, to expenses for our new Burlington office and Winston-Salem loan production office, and to other expenses supporting our growth.

Income taxes. Income taxes amounted to $696,000, or 34.7% of taxable income, for the six month period ended June 30, 2008, as compared to $919,000, or 37.4% of taxable income, for the six month period ended June 30, 2007.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $2,112,000 at June 30, 2008 compared to $4,542,000 at December 31, 2007. Non-performing assets, as a percentage of total assets, were 0.37% at June 30, 2008, compared to 0.91% at December 31, 2007. There were no loans 90 days or more past due and still accruing interest at June 30, 2008 and $465,000 at December 31, 2007. Foreclosed real estate was $511,000 at June 30, 2008 and $1,001,000 at December 31, 2007.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to non-performing loans, decreased to $389,000 at June 30, 2008 from $447,000 at December 31, 2007 because of substantial reductions in non-performing loans. The general section of our allowance for loan losses was $4,713,000 at June 30, 2008 and $4,085,000 at December 31, 2007. These reserves apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.20% on residential real estate loans to 10.00% on non secured consumer revolving loans, to categories of performing loans at each period end. The general section also includes reserves on watch list loans which are still performing but carry a higher degree of risk because of declining credit factors and an unallocated section related to general economic conditions.

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

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2008, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements to be adequately capitalized.

We filed a registration statement with the Securities and Exchange Commission in June of 2008 to allow us to offer up to 2,300,000 shares of common stock in a fully underwritten public offering, however, we have indefinitely suspended that offering, pending stabilization of the equity markets. In the interim, we are exploring other alternatives to enhance our capital in order to continue the strong growth that we have experienced in recent years.

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2008 and December 31, 2007, pre-approved but unused lines of credit for loans totaled approximately $106,350,000 and $99,276,000, respectively. In addition, we had $6,954,000 and $6,224,000 in standby letters of credit at June 30, 2008 and December 31, 2007, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly office, the land for our new Greensboro headquarters, our loan production office in Winston-Salem, and an ATM site in Asheboro. Minimum lease payments over the next five years are $1,169,000 and $3,510,000 thereafter.

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

The annual meeting of shareholders was held on April 15, 2008. Four director nominees were re-elected for three-year terms and one director nominee was re-elected for a one-year term by shareholder votes as follows:

Director	#of votes for	# of votes withheld (against)
Three-year terms

J. Alexander S. Barrett	2,569.653	186,322
George E. Carr	2,574,350	181,625
Kenneth C. Mayer, Jr.	2,526,032	229,943
Julius L. Young, Jr	2,573,722	182,253.

One-year term

D. Wayne Thomas	2,574,350	181,625

The following five directors’ terms continued after the annual meeting: Robert T. Braswell, Gary N. Brown, John D. Cornet, James E. Hooper and T. Gray McCaskill. Ms. Cato retired following the 2008 annual meeting due to the provisions of Article III, Section 2 of the company’s bylaws, which specifies a mandatory retirement age of 70.

The terms of Messrs. McCaskill and Thomas will expire at the 2009 annual meeting, and the terms of Messrs. Braswell, Brown, Cornet and Hooper will expire at the 2010 annual meeting.

Cherry, Bekaert & Holland, L.L.P. was ratified as the Company’s independent public accountants for 2008, with 2,570,671 votes for, 1,809 against and 183,495 votes abstaining. There were 3,342,966 shares of common stock outstanding eligible to vote on the record date of February 25, 2008.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
10.1	Employment Agreement of Robert T. Braswell(1)

10.2	Employment Agreement of T. Allen Liles(2)

10.3	Employment Agreement of Gunnar N. R. Fromen(2)

10.4	Employment Agreement of Daniel D. Hornfeck(2)

10.5	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell(3)

10.6	Salary Continuation Agreement between Carolina Bank and T. Allen Liles (2)

10.7	Salary Continuation Agreement between Carolina Bank and Gunnar N. R. Fromen (2)

10.8	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck(2)

10.9	Director Retirement Agreement between Carolina Bank and J. Alexander S. Barrett(2)

10.10	Director Retirement Agreement between Carolina Bank and Gary N. Brown(2)

10.11	Director Retirement Agreement between Carolina Bank and George E. Carr, III(2)

10.12	Director Retirement Agreement between Carolina Bank and John D. Cornet(2)

10.13	Director Retirement Agreement between Carolina Bank and James E. Hooper(2)

10.14	Director Retirement Agreement between Carolina Bank and Kenneth C. Mayer, Jr.(2)

10.15	Director Retirement Agreement between Carolina Bank and T. Gray McCaskill(2)

10.16	Director Retirement Agreement between Carolina Bank and D. Wayne Thomas(2)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

(1)	Incorporated by reference to Form 8-K/A of Carolina Bank Holdings, Inc. (Filed June 9, 2008 with the Securities and Exchange Commission).
(2)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed June 5, 2008 with the Securities and Exchange Commission).
(3)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed May 27, 2008 with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: July 25, 2008	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: July 25, 2008	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Employment Agreement of Robert T. Braswell*

10.2	Employment Agreement of T. Allen Liles*

10.3	Employment Agreement of Gunnar N. R. Fromen*

10.4	Employment Agreement of Daniel D. Hornfeck*

10.5	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell*

10.6	Salary Continuation Agreement between Carolina Bank and T. Allen Liles *

10.7	Salary Continuation Agreement between Carolina Bank and Gunnar N. R. Fromen*

10.8	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck*

10.9	Director Retirement Agreement between Carolina Bank and J. Alexander S. Barrett*

10.10	Director Retirement Agreement between Carolina Bank and Gary N. Brown*

10.11	Director Retirement Agreement between Carolina Bank and George E. Carr, III*

10.12	Director Retirement Agreement between Carolina Bank and John D. Cornet*

10.13	Director Retirement Agreement between Carolina Bank and James E. Hooper*

10.14	Director Retirement Agreement between Carolina Bank and Kenneth C. Mayer, Jr.*

10.15	Director Retirement Agreement between Carolina Bank and T. Gray McCaskill*

10.16	Director Retirement Agreement between Carolina Bank and D. Wayne Thomas*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

*	Incorporated by reference