Form 10-Q
period 2008-09-30
CAROLINA BANK HOLDINGS INC
filed 2008-11-10
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-31877

Carolina Bank Holdings, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-2215437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Spring Street, Greensboro, North Carolina	27401
(Address of principal executive offices)	(Zip Code)

(336) 288-1898

(Registrant’s telephone number, including area code)

528 College Road, Greensboro, NC 27410

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,348,193 shares of the Issuer’s common stock, $1.00 par value, outstanding as of November 6, 2008.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$10,726	$5,022
Federal funds sold	2,633	—
Securities available-for-sale, at fair value	55,894	59,304
Securities held-to-maturity	1,156	3,133
Loans held for sale	15,023	11,869
Loans	477,298	400,784
Less allowance for loan losses	(5,454)	(4,532)

Net loans	471,844	396,252
Premises and equipment, net	19,401	13,792
Other assets	14,687	10,744

Total assets	$591,364	$500,116

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$27,190	$30,491
NOW, money market and savings	173,630	163,177
Time	264,149	224,905

Total deposits	464,969	418,573

Advances from the Federal Home Loan Bank	56,659	31,581
Federal funds purchased	8,999	2,650
Securities sold under agreements to repurchase	6,276	3,452
Subordinated debentures	19,246	10,310
Other liabilities and accrued expenses	3,858	3,910

Total liabilities	560,007	470,476

Commitments
Stockholders’ equity
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,348,193 in 2008 and 3,315,157 in 2007	3,348	3,315
Additional paid-in capital	15,556	15,379
Retained earnings	12,713	10,875
Stock in directors rabbi trust	(644)	(524)
Directors deferred fees obligation	644	524
Accumulated other comprehensive income (loss)	(260)	71

Total stockholders’ equity	31,357	29,640

Total liabilities and stockholders’ equity	$591,364	$500,116

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Interest income
Loans	$7,209	$7,526	$21,474	$21,560
Investment securities, taxable	655	787	2,079	2,426
Investment securities, non taxable	98	43	269	62
Interest from federal funds sold	7	61	27	186
Other	1	23	2	30

Total interest income	7,970	8,440	23,851	24,264

Interest expense
NOW, money market, savings	1,123	1,681	3,312	5,218
Time deposits	2,445	2,745	7,943	7,289
Other borrowed funds	542	387	1,460	1,128

Total interest expense	4,110	4,813	12,715	13,635

Net interest income	3,860	3,627	11,136	10,629
Provision for loan losses	350	272	1,205	742

Net interest income after provision for loan losses	3,510	3,355	9,931	9,887

Non-interest income
Service charges	248	191	654	544
Mortgage banking income	643	76	2,045	200
Securities gains	—	(1)	227	(1)
Other	143	120	386	341

Total non-interest income	1,034	386	3,312	1,084

Non-interest expense
Salaries and benefits	1,948	1,401	5,629	3,964
Occupancy and equipment	451	351	1,250	958
Professional fees	262	140	945	511
Outside data processing	192	144	530	444
Advertising and promotion	126	113	424	355
Stationery, printing and supplies	107	114	374	340
Impairment of non-marketable securities	—	—	—	100
Other	348	196	975	560

Total non-interest expense	3,434	2,459	10,127	7,232

Income before income taxes	1,110	1,282	3,116	3,739
Income tax expense	406	482	1,102	1,401

Net income	$704	$800	$2,014	$2,338

Net income per common share
Basic	$0.21	$0.24	$0.60	$0.72

Diluted	$0.21	$0.24	$0.59	$0.69

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$704	$800	$2,014	$2,338
Other comprehensive income:
Unrealized holding gains (losses) arising during the period, net of income taxes	(108)	466	(331)	106

Comprehensive income	$596	$1,266	$1,683	$2,444

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$2,014	$2,338
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	1,205	742
Depreciation	437	350
Deferred income tax (benefit) expense	(382)	(87)
Impairment of non-marketable securities	—	100
Amortization (accretion), net	(48)	(48)
(Gain) on sale of assets	(14)	(9)
(Gain) on sale of investment securities	(227)	—
Origination of loans held for sale, net of sales and gains	(3,154)	(1,998)
Increase in other assets	(3,952)	(244)
Increase (decrease) in accrued expenses and other liabilities	(228)	952

Net cash provided by (used for) operating activities	(4,349)	2,096

Cash flows from investing activities
Purchases of investment securities available-for-sale	(6,902)	(11,912)
Maturities and calls of securities available-for-sale	3,584	11,063
Maturities and calls of securities held-to-maturity	1,800	—
Repayments from mortgage-backed securities available-for-sale	6,190	6,050
Repayments from mortgage-backed securities held-to-maturity	174	373
Origination of loans, net of principal collected	(77,049)	(57,217)
Additions to premises and equipment	(6,046)	(2,081)
Proceeds from sales of assets	1,142	15

Net cash (used for) investing activities	(77,107)	(53,709)

Cash flows from financing activities
Net increase in deposits	46,396	48,679
Net increase (decrease) in Federal Home Loan Bank Advances	25,078	(320)
Net increase in Federal funds purchased	6,349	4,096
Increase in securities sold under agreements to repurchase	2,824	770
Net proceeds from issuance of subordinated debt	8,936	—
Proceeds from exercised stock options	210	114

Net cash provided by financing activities	89,793	53,339

Net increase in cash and cash equivalents	8,337	1,726
Cash and cash equivalents at beginning of period	5,022	4,983

Cash and cash equivalents at end of period	$13,359	$6,709

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$13,322	$13,237

Cash paid during the period for income taxes	$2,115	$1,158

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$251	$190

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note A – Summary

Carolina Bank Holdings, Inc. (the “Company”) is a North Carolina corporation organized in 2000. On August 17, 2000 pursuant to the plan of exchange approved by the shareholders of Carolina Bank (the “Bank”), all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Company. The Company presently has no employees.

The Bank was incorporated on August 20, 1996, and began banking operations on November 25, 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance and Randolph Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has four retail locations in Greensboro, and an office in Asheboro, Burlington, and High Point. A loan production office was opened in Winston-Salem in February 2008. The corporate headquarters is also located in Greensboro.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of Presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2008 and 2007, are not necessarily indicative of the results that may be expected for future periods.

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

The Company adopted SFAS No. 123R, Share-Based Payment, in 2006. There were no stock grants in the first nine months of 2008. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $9,000 and $27,000 for the three and nine months ending September 30, 2008, respectively. At September 30, 2008, there was $148,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 4.2 years.

Note F – Earnings per Share

Earnings per share has been determined under the provisions of the SFAS No. 128, Earnings Per Share. For the quarters ended September 30, 2008 and 2007, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,343,818 and 3,273,806, respectively.

The only potential stock of the Company as defined in the SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net income	$704	$800	$2,014	$2,338

Weighted average outstanding shares	3,344	3,274	3,343	3,269

Dilutive effect of stock options	24	118	50	135

Weighted average diluted shares	3,368	3,392	3,393	3,404

Diluted earnings per share	$0.21	$0.24	$0.59	$0.69

Note G – Stock Split

The Company issued a 6-for-5 stock split effected in the form of a 20% stock dividend in June 2007. All per share amounts have been adjusted to retroactively reflect the stock split.

Note H – Impairment of Non-Marketable Equity Securities

Investments are periodically evaluated for any impairment which would be deemed other than temporary. During the second quarter of 2007, we determined that the fair value of an investment in an investment asset company was less than the original cost and that the decline was other than temporary. The original investment of $305,000 was written down $100,000 to $205,000 by an impairment charge against second quarter 2007 earnings. The trust company has a common director with the Company.

Note I – Subordinated Debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which carries a floating rate of three month LIBOR plus 2%. The proceeds from the sale of the debentures were used to repay $3,100,000 of unsecured junior subordinated debentures which were issued in March 2001 and were used to fund loan growth. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under the Federal Reserve Board guidelines and accrue and pay distributions quarterly. The Company has entered into contractual arrangements, which in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or at the election of the Company on or after January 7, 2010.

In the third quarter of 2008, the Bank issued $9,300,000 of subordinated debentures which carry a floating rate of three month LIBOR plus 4%. The net proceeds of the debentures of $8,936,000 were used to fund loan growth. The subordinated debentures mature on September 30, 2018 and may be redeemed at par at the Bank’s option beginning September 30, 2013, subject to regulatory approval. The subordinated debentures qualify as Tier 2 capital for the first five years. Inclusion in Tier 2 capital is gradually phased out over the remaining five years.

Note J – Operating segments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in September 1997, which established standards for the way public business enterprises report information about operating segments. The Company is considered to have two principal business segments in 2008, the Commercial/Retail Bank and the Wholesale Mortgage Division. The Wholesale Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. The Company had only one operating segment in the first nine months of 2007. Financial performance for the three and nine months ending September 30, 2008 and selected balance sheet information for the periods then ended for each segment is as follows:

	Three months ending 9/30/2008			Nine months ending 9/30/2008
	Commercial/Retail Bank	Wholesale Mortgage Div.	Total	Commercial/Retail Bank	Wholesale Mortgage Div.	Total
	(in thousands)			(in thousands)
Interest income	$7,820	$150	$7,970	$23,253	$598	$23,851
Interest expense	3,983	127	4,110	12,251	464	12,715

Net interest income	3,837	23	3,860	11,002	134	11,136
Provision for loan losses	350	—	350	1,205	—	1,205

Net interest income after provision for loan losses	3,487	23	3,510	9,797	134	9,931
Non-interest income	429	605	1,034	1,523	1,789	3,312
Non-interest expense	2,955	479	3,434	8,900	1,227	10,127

Income before income taxes	961	149	1,110	2,420	696	3,116
Income tax expense	349	57	406	831	271	1,102

Net income	$612	$92	$704	$1,589	$425	$2,014

Total Assets	$576,132	$15,232	$591,364	$576,132	$15,232	$591,364
Net loans	471,844	15,023	486,867	471,844	15,023	486,867
Equity	30,673	684	31,357	30,673	684	31,357

Note K – Impact of Recently Issued Accounting Standards

In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize a liability for endorsement split-dollar life insurance arrangements that provide post retirement benefits to employees. The provisions of this Issue were effective for fiscal years beginning after December 15, 2007, and the Company implemented this Issue on January 1, 2008 by a cumulative-effect adjustment to retained earnings of $176,000. An additional $19,000 of liability and related expense was recorded by the Company for endorsement split-dollar life insurance arrangements during the first nine months of 2008.

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

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $15.0 million included a positive $83,800 fair value adjustment at September 30, 2008.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $2.9 million at September 30, 2008. Of such loans, $2.9 million had specific loss allowances aggregating $723,000 at that date.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $0.4 million at September 30, 2008.

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below.

	September 30, 2008
	Fair Value Measurement Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets
Loand held for sale	$—	$15,023	$—	$15,023
Securities available-for-sale	428	55,466	—	55,894

Total assets	$428	$70,489	$—	$70,917

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition

Assets. Our total assets increased by $91.2 million, or 18.3%, from $500.1 million at December 31, 2007, to $591.4 million at September 30, 2008. During the nine month period ended September 30, 2008, cash and due from banks and Federal funds sold increased by $8.3 million to $13.4 million, and investment securities decreased by $5.4 million to $57.1 million. Loans held for sale increased by 26.6% to $15.0 million at September 30, 2008. Loan demand was stronger than projected as loans before allowance for loan losses increased by $76.5 million or 19.1% during the first nine months of 2008. Approximately 84.8 % of our loans are secured by real estate which is up slightly from 81.9% secured by real estate at December 31, 2007. A loan production office was opened in leased facilities in Winston-Salem during the first quarter of 2008. Our new corporate headquarters in downtown Greensboro was completed in the third quarter of 2008 and replaced our College Road facility which is for sale. The new headquarters of approximately 40,000 square feet contains a retail and commercial banking office in addition to operations and executive offices along with a vacant floor for lease.

Liabilities. Total deposits increased by $46.4 million, or 11.1%, from $418.6 million at December 31, 2007, to $465.0 million at September 30, 2008. NOW, money market and savings increased $10.5 million and time deposits were up $39.2 million during the first nine months of 2008. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances increased $25.1 million during the first nine months of 2008 to $56.7 million at September 30, 2008. We had approximately $39.8 million in out-of-market time deposits from other institutions and $12.3 million in brokered time deposits at September 30, 2008, an increase of $9.8 million in these two types of accounts from December 31, 2007. The Bank issued $9.3 million in subordinated debt during the third quarter and used the net proceeds of $8.9 million to fund loan growth. The net proceeds from the subordinated debt qualify as Tier 2 regulatory capital and can support future asset growth.

Stockholders’ Equity. Total stockholders’ equity was up $1.7 million at September 30, 2008 to $31.4 million from $29.6 million at December 31, 2007 due primarily to retention of net income.

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007

General. Net income for the three months ended September 30, 2008 and 2007, amounted to $704,000, or $0.21 per diluted share and $800,000, or $0.24 per diluted share, respectively. The decrease in net income was primarily due to an increase in our provision for loan losses and higher non-interest expense.

Net interest income. Net interest income was $3,860,000 for the three months ended September 30, 2008, an increase of 6.4% from the same quarter in 2007. Growth in interest earning assets and liabilities accounted for the higher net interest income in 2008. The net yield on interest earning assets, adjusted to a fully taxable basis, declined to 2.86% in the third quarter of 2008 from 3.31% in the third quarter of 2007 due to the decline in interest rates over the past year. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2008 and 2007.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended September 30,
	2008			2007
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$128	$1	3.10%	$1,736	$23	5.30%
Federal funds sold	1,668	7	1.66%	5,136	61	4.75%
Non-taxable investments (2.)	9,078	142	6.21%	3,993	61	6.11%
Taxable investments	50,006	655	5.20%	65,378	787	4.82%
Loan held for sale	9,621	150	6.19%
Loans (3.)	470,730	7,059	5.95%	363,801	7,526	8.27%

Interest-earning assets	541,231	8,014		440,044	8,458
Interest-earning assets			5.87%			7.69%

Non interest-earning assets	30,710			18,454

Total assets	$571,941			$458,498

Interest-bearing liabilities
Interest checking	$26,217	60	0.91%	$14,702	$54	1.47%
Money market and savings	154,305	1,063	2.73%	143,703	1,627	4.53%
Time certificates and IRAs	247,150	2,445	3.92%	212,990	2,745	5.16%
Other borrowings	78,259	542	2.75%	26,449	387	5.85%

Total interest-bearing liabilities	505,931	4,110		397,844	4,813
Cost on average
Interest-bearing liabilities			3.22%			4.84%

Non-interest-bearing liabilities
Demand deposits	29,032			28,680
Other liabilities	5,920			4,268

Total non-interest-bearing liabilities	34,952			32,948

Total liabilities	540,883			430,792
Stockholders’ equity	31,058			27,706

Total liabilities and equity	$571,941			$458,498
Net interest income		$3,904			$3,645

Net yield on average interest-earning assets			2.86%			3.31%

Interest rate spread			2.65%			2.85%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $350,000 for the three months ended September 30, 2008, as compared to $272,000 for the three months ended September 30, 2007, an increase of 28.7%. The amount of the provision for loan losses increased primarily because estimated losses on non performing loans added in the third quarter of 2008 were higher than those added in the third quarter of 2007. Net loan recoveries were $2,000 in the third quarter of 2008 compared to net charge-offs of $21,000 in the third quarter of 2007. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $1,034,000 for the three months ended September 30, 2008, as compared to $386,000 for the three months ended September 30, 2007. The increase in 2008 was primarily attributable to additional mortgage banking income of $567,000 which was mostly generated by the wholesale mortgage division that began operations in the third quarter of 2007.

Non-interest expense. Total non-interest expense amounted to $3,434,000 for the three months ended September 30, 2008, as compared to $2,459,000 for the three months ended September 30, 2007. This increase of 39.7% was due to $433,000 in new expenses associated with our wholesale mortgage division, to increased FDIC premiums, to expenses related to our Winston-Salem loan production office opened in early 2008, to expenses related to our new corporate headquarters and retail office opened in September 2008, and to other expenses supporting our growth.

Income taxes. Income taxes amounted to $406,000, or 36.6% of income before income taxes, for the three month period ended September 30, 2008, as compared to $482,000, or 37.6% of income before income taxes, for the three month period ended September 30, 2007. The lower tax rate in 2008 resulted from an increase in non-taxable income from bank owned life insurance and from non-taxable investments.

Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007

General. Net income for the nine months ended September 30, 2008 and 2007, amounted to $2,014,000, or $0.59 per diluted share, and $2,338,000, or $0.69 per diluted share, respectively. The decrease in net income was primarily due to a higher provision for loan losses and higher non-interest expense.

Net interest income. Net interest income increased 4.8% to $11,136,000 for the nine months ended September 30, 2008, from $10,629,000 for the nine months ended September 30, 2007. Growth in interest earning assets and liabilities primarily accounted for the higher net interest income in the 2008 period. The net yield on average interest earning assets declined in the 2008 period because of lower interest rates and a very competitive deposit market. We are asset sensitive which means that our net interest income, absent of growth, generally decreases when the prime rate declines and increases when the prime rate rises. Approximately 70% of our loans are variable rate and primarily adjust with the prime rate.

Provision for loan losses. The provision for loan losses amounted to $1,205,000 for the nine months ended September 30, 2008, as compared to $742,000 for the nine months ended September 30, 2007, an increase of 62.4%. The amount of the provision for loan losses increased primarily because loans increased by $76.5 million for the nine months ended September 30, 2008 compared to $56.9 million for the same period in 2007. The provision also increased in the 2008 period because of higher loan charge-offs and larger anticipated losses on non-performing assets at September 30, 2008 than at September 30, 2007. Net loan charge-offs were $283,000 and $165,000 in the nine months ending 2008 and 2007, respectively. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $3,312,000 for the nine months ended September 30, 2008, as compared to $1,084,000 for the nine months ended September 30, 2007. The increase in 2008 was primarily attributable to additional mortgage banking income of $1,845,000 which was mostly generated by the wholesale mortgage division that began operations in the third quarter of 2007. A gain from the sale of securities of $227,000 in 2008 resulted from the sale of stock in a correspondent bank. Income from an increase in the cash value of life insurance also increased to $255,000 in the 2008 period compared to $159,000 in the 2007 period because of an additional investment in bank owned life insurance in 2008.

Non-interest expense. Total non-interest expense amounted to $10,127,000 for the nine months ended September 30, 2008, as compared to $7,232,000 for the nine months ended September 30, 2007. This increase of 40.0% was due to $1,181,000 in new expenses associated with our wholesale mortgage division, to increased FDIC deposit insurance assessments of $184,000, to $126,000 expenses related to a suspended public stock offering, to expenses for our new Winston-Salem loan production office, our new Burlington office and Greensboro corporate headquarters, and to other expenses supporting our growth.

Income taxes. Income taxes amounted to $1,102,000, or 35.4% of taxable income, for the nine month period ended September 30, 2008, as compared to $1,401,000, or 37.5% of taxable income, for the nine month period ended September 30, 2007. The lower tax rate in 2008 resulted from an increase in non-taxable income from bank owned life insurance and from non-taxable investments.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $3,353,000 at September 30, 2008 compared to $4,542,000 at December 31, 2007. Non-performing assets, as a percentage of total assets, were 0.57% at September 30, 2008, compared to 0.91% at December 31, 2007. There were no loans 90 days or more past due and still accruing interest at September 30, 2008 and $465,000 at December 31, 2007. Foreclosed real estate was $441,000 at September 30, 2008 and $1,001,000 at December 31, 2007.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to non-performing loans, increased to $723,000 at September 30, 2008 from $447,000 at December 31, 2007 because estimated losses on non performing loan additions in 2008 were higher than those on non performing loans at December 31, 2007 . The general section of our allowance for loan losses was $4,731,000 at September 30, 2008 and $4,085,000 at December 31, 2007. These reserves apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.25% on loans secured by stock to 10.00% on unsecured consumer revolving loans, to categories of performing loans at each period end. The general section also includes reserves on watch list loans which are still performing but carry a higher degree of risk because of declining credit factors and an unallocated section related to general economic conditions.

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

Our primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits, retail and broker obtained repurchase agreements, federal funds purchased from banks and advances from the Federal Home Loan Bank of Atlanta. In recent months, our liquidity has declined as a result of unusually strong competition among banks for deposits in our local market. A competitor bank with the largest deposit share in our market experienced funding difficulties during the third quarter of 2008 and announced a forced merger. This competitor consistently bid up the yields on deposits in recent months, and we chose not to match their deposit rates with many of our price sensitive customers. We utilized Federal Home Loan Bank advances, Federal funds purchased, and the $8.9 million net proceeds from our subordinated debt offering to fund much of our loan growth during the third quarter of 2008. The yields paid for Federal Home Loan Bank advances and Federal funds purchased were considerably less than the yields paid for certificates of deposits during the third quarter.

We are required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, federal funds sold, and investment securities available-for-sale are the primary liquid assets of the Bank. Management regularly monitors the Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. The Commissioner of Banks in North Carolina also began monitoring the liquidity of all banks under its jurisdiction through required weekly reports in the third quarter of 2008.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2008, the Holding Company was adequately capitalized and the Bank was well capitalized as defined by federal banking regulations. The bank had been adequately capitalized as of the previous two quarter ends, but improved to the highest level of well capitalized after raising approximately $9 million in subordinated debt in the third quarter of 2008.

We filed a registration statement with the Securities and Exchange Commission in June of 2008 to allow us to offer up to 2,300,000 shares of common stock in a fully underwritten public offering, however, we have indefinitely suspended that offering, pending stabilization of the equity markets. In the interim, we are exploring other alternatives to enhance our capital in order to continue the strong growth that we have experienced in recent years. We are evaluating the issuance of preferred stock under the Capital Purchase Program of the Troubled Asset Relief Program administered by the U.S. Department of Treasury, subject to approval by shareholders at a special meeting in December, 2008 to amend the articles of incorporation to authorize issuance of preferred stock. Under this program, we may qualify to issue up to $16 million in preferred stock, or three percent of risk weighted assets of $534.9 million. The preferred stock pays a 5% dividend in the first five years and 9% thereafter; common stock warrants of 15% of the dollar amount of preferred stock issued must also be granted to the Department of the Treasury.

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2008 and December 31, 2007, pre-approved but unused lines of credit for loans totaled approximately $119,419,000 and $99,276,000, respectively. In addition, we had $7,644,000 and $6,224,000 in standby letters of credit at September 30, 2008 and December 31, 2007, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly office, the land for our new Greensboro headquarters, our loan production office in Winston-Salem, and an ATM site in Asheboro. Minimum aggregate lease payments over the next five years are $1,123,000 and $3,470,000 thereafter.

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

Carolina Bank Holdings, Inc.

Date: November 7, 2008	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Employment Agreement of Robert T. Braswell*

10.2	Employment Agreement of T. Allen Liles*

10.3	Employment Agreement of Gunnar N. R. Fromen*

10.4	Employment Agreement of Daniel D. Hornfeck*

10.5	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell*

10.6	Salary Continuation Agreement between Carolina Bank and T. Allen Liles *

10.7	Salary Continuation Agreement between Carolina Bank and Gunnar N. R. Fromen*

10.8	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck*

10.9	Director Retirement Agreement between Carolina Bank and J. Alexander S. Barrett*

10.10	Director Retirement Agreement between Carolina Bank and Gary N. Brown*

10.11	Director Retirement Agreement between Carolina Bank and George E. Carr, III*

10.12	Director Retirement Agreement between Carolina Bank and John D. Cornet*

10.13	Director Retirement Agreement between Carolina Bank and James E. Hooper*

10.14	Director Retirement Agreement between Carolina Bank and Kenneth C. Mayer, Jr.*

10.15	Director Retirement Agreement between Carolina Bank and T. Gray McCaskill*

10.16	Director Retirement Agreement between Carolina Bank and D. Wayne Thomas*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

*	Incorporated by reference