Form 10-K
period 2008-12-31
CAROLINA BANK HOLDINGS INC
filed 2009-03-30
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-31877

CAROLINA BANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2215437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 NORTH SPRING STREET GREENSBORO, NORTH CAROLINA	27401
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $20,730,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 3,387,045 shares of common stock outstanding as of March 25, 2009.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement dated April 3, 2009 are incorporated by reference into Part III of this report.

FORM 10-K CROSS-REFERENCE INDEX

	Form 10-K	Proxy Statement
PART I

Item 1 - Business	X
Item 1A - Risk Factors	X
Item 1B - Unresolved Staff Comments	X
Item 2 - Properties	X
Item 3 - Legal Proceedings	X
Item 4 - Submission of Matters to a Vote of Security Holders	X

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	X	X
Item 6 - Selected Financial Data	X
Item 7 - Management’s Discussion & Analysis of Financial Condition and Results of Operation	X
Item 8 - Financial Statements and Supplementary Data	X
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	X
Item 9A(T) - Controls and Procedures	X
Item 9B - Other Information	X

PART III

Item 10 - Directors, Executive Officers and Corporate Governance	X	X
Item 11 - Executive Compensation		X
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	X	X
Item 13 - Certain Relationships and Related Transactions, and Director Independence		X
Item 14 - Principal Accountant Fees and Services		X

PART IV

Item 15 - Exhibits and Financial Statement Schedules	X

PART I

ITEM 1.	BUSINESS.

General

Carolina Bank Holdings, Inc. was incorporated under the laws of the State of North Carolina on August 16, 2000, at the direction of the Board of Directors of Carolina Bank, for the purpose of serving as the bank holding company of Carolina Bank. The bank exchanged all of its outstanding shares of capital stock for shares of our common stock on a one-for-one basis, thereby making us its sole shareholder and bank holding company. Our corporate office is located at 101 North Spring Street, Greensboro, North Carolina.

Carolina Bank is a North Carolina chartered bank, which incorporated in August 1996 and began banking operations in November 1996. The bank’s main banking office is located at 101 North Spring Street, Greensboro, North Carolina.

At December 31, 2008, we had 119 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending but also include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank started a wholesale mortgage loan division in 2007 to originate residential loans through third-party brokers and banks and to sell these loans at a profit to institutional investors.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro, High Point, Burlington and Asheboro, North Carolina and the areas immediately surrounding Greensboro, High Point, Burlington and Asheboro, all of which are located in Guilford, Alamance and Randolph Counties, North Carolina. In addition, a loan production office was opened in Winston-Salem, North Carolina in February 2008. The loan production office obtained deposit taking capabilities in March 2009.

Competition

Commercial banking in the bank’s primary service area and in North Carolina as a whole is extremely competitive with state laws permitting state-wide branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 23 commercial banks operate 141 full service offices, including all of the largest banks in North Carolina. In Alamance County, 16 commercial banks operate 50 full service branch offices. In Randolph County, 16 commercial banks operate 45 full service branch offices. In Forsyth County, 20 commercial banks operate 108 full service offices, including all of the largest banks in North Carolina.

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

Employees

The bank employed 119 full-time equivalent employees at December 31, 2008. We do not have any officers or employees who are not also officers or employees of Carolina Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

Regulation

Regulation of Carolina Bank

Carolina Bank is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the company and the bank.

State Law. The bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the bank is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the bank. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. The bank’s deposits are insured up to applicable limits, currently $250,000, by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

The FDIC recently amended its risk-based deposit assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, or the Reform Act. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, was expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and for the period effective January 1, 2009 through March 31, 2009 (payment dated June 30, 2009 based on March 31, 2009 data) range from 12 to 14 basis points for the healthiest institutions (Risk Category I) to 50 basis points of assessable deposits for the riskiest (Risk Category IV). Effective April 1, 2009, the FDIC has introduced three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The new rates will range from 7 to 24 basis points for the healthiest institutions (Risk Category I) to 43 to 77.5 basis points of assessable deposits for the riskiest (Risk Category IV).

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA). The EESA established two major initiative programs; the Capital Purchase Program (CPP) and the Temporary Liquidity Program (TLG). The TLG provided for two separate FDIC guarantee programs. For the first program, the FDIC will guarantee newly issued senior unsecured debt issued between October 14, 2008, and June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The amount of debt covered by the guarantee may not exceed 125 percent of debt that was outstanding as of September 30, 2008 and scheduled to mature before June 30, 2009. If an insured depository institution had no eligible debt outstanding at September 30, 2008, the debt guarantee limit was established at 2% of total liabilities at September 30, 2008. For eligible debt issued on or before June 30, 2009, coverage would only be provided until June 30, 2012, even if the liability has not matured. The second program guarantees non-interest bearing transaction accounts to an unlimited amount. Additional assessment fees apply to funds guaranteed under these programs. We have only chosen to participate in the non-interest bearing transaction account guarantee program.

For eligible senior unsecured debt, an annualized fee will be collected equal to 75 basis points multiplied by the amount of debt guaranteed under this program. We have not issued any debt under this program. For non-interest bearing transaction deposit accounts, a 10 basis point surcharge on the institution’s current assessment rate would be applied to deposits not otherwise covered by the existing deposit insurance limit of $250,000. Fees for the 10 basis point surcharge on the non-interest bearing transaction accounts over $250,000 will be collected through the normal assessment cycle. We anticipate paying assessments under this program.

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the DIF. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment is proposed to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. Based on average deposits for the fourth quarter, this special assessment, if implemented as proposed, would equal approximately $1.0 million. This special assessment, if implemented as proposed, will have a significant impact on our results of operations for 2009.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits, in contrast to the statutorily fixed ratio of 1.25% under the old system. The ratio, which is viewed by the FDIC as the level that the funds should achieve, was established by the agency at 1.25% for 2007. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2008, the bank was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 7.62% and 10.29%, respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of oversight by senior management and the board of directors, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

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

The FDIC Improvement Act also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of the FDIC Improvement Act is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to the FDIC Improvement Act, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

The FDIC Improvement Act provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. The FDIC Improvement Act also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA PATRIOT Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions.

Community Reinvestment Act. We are subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of our record is made available to the public. Such an assessment is required of any bank which has made any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

Under CRA regulations, banks with assets of less than $250,000,000 that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank’s loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in our assessment areas; our record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of our loans given our assessment areas, capacity to lend, local economic conditions, and lending opportunities; and our record of taking action, if warranted, in response to written complaints about our performance in meeting the credit needs of our assessment areas.

Regulatory agencies will assign a composite rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance” to the institution using the foregoing ground rules. A bank’s performance need not fit each aspect of a particular rating profile in order for the bank to receive that rating; exceptionally strong performance with respect to some aspects may compensate for weak performance in others, and the bank’s overall performance must be consistent with safe and sound banking practices and generally with the appropriate rating profile. To earn an outstanding rating, the bank first must exceed some or all of the standards mentioned above. The agencies may assign a “needs to improve” or “substantial noncompliance” rating depending on the degree to which the bank has failed to meet the standards mentioned above.

The regulation further states that the agencies will take into consideration these CRA ratings when considering any application and that a bank’s record of performance may be the basis for denying or conditioning the approval of an application.

Miscellaneous. The dividends that may be paid by the bank are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless a bank’s capital surplus is at least 50% of its paid-in capital.

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

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the bank’s operations.

Regulation of Carolina Bank Holdings, Inc.

Federal Regulation. We are subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

We are required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for the company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, we would, directly or indirectly, own or control more than five percent of any class of voting shares of such bank or bank holding company.

The merger or consolidation of the bank with another bank, or the acquisition by the company of assets of another bank, or the assumption of liability by the company to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the Bank Holding Company Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the Bank Holding Company Act and/or the North Carolina Banking Commission may be required.

We are required to give the Federal Reserve Board prior written notice of any purchase or redemption of our outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” and “well managed” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

The status of the company as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services;

•	acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.

In evaluating a written notice of such an acquisition, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the notifying bank holding company and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of such company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The required notice period may be extended by the Federal Reserve Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Federal Reserve Board. If such a proposed acquisition is not disapproved or subjected to conditions by the Federal Reserve Board within the applicable notice period, it is deemed approved by the Federal Reserve Board.

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. We have not yet elected to become a financial holding company.

Under the Modernization Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this new legislation on public companies, including us, is significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

Recent Regulatory Initiatives. Beginning in late 2008 and continuing into 2009, the federal government took sweeping actions in response to the deepening economic recession. As mentioned above, President Bush signed the Emergency Economic Stabilization Act of 2008 or “EESA” into law on October 3, 2008. Pursuant to EESA, the Department of the Treasury created the Troubled Asset Relief Program or “TARP” for the purpose of stabilizing the U.S. financial markets. On October 14, 2008, the Treasury announced the creation of the TARP Capital Purchase Program. The Capital Purchase Program was designed to invest up to $250 billion (later increased to $350 billion) in certain eligible financial institutions in the form of nonvoting senior preferred stock initially paying quarterly dividends at a five percent annual rate. In connection with its investment in senior preferred stock, the Treasury also received ten-year warrants to purchase common shares of participating institutions.

We applied and were approved for participation in the Capital Purchase Program in late 2008. On January 9, 2009, the company issued and sold to the Treasury (1) 16,000 shares of the company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 357,675 shares of the company’s common stock for an aggregate purchase price of $16.0 million in cash. The preferred stock qualifies as Tier 1 capital.

As a result of its participation in the Capital Purchase Program, we have become subject to a number of new regulations and restrictions. Our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration shares of our common stock is subject to restrictions. We are also required to have in place certain limitations on the compensation of its senior executive officers.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law. This law includes additional restrictions on executive compensation applicable to the company as a participant in the TARP Capital Purchase Program.

For additional information about this transaction and the Company’s participation in the Capital Purchase Program, please see Note 11 to the company’s audited consolidated financial statements included with this report and the company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2009.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

•	a leverage capital requirement expressed as a percentage of adjusted total assets;

•	a risk-based requirement expressed as a percentage of total risk-weighted assets; and

•	a Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others. As of December 31, 2008, we had Tier 1 and Total Risk-Based Capital of 7.59% and 8.64%, respectively.

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

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from the bank. At present, our only source of income is dividends paid by the bank and interest earned on any investment securities we hold. We must pay all of our operating expenses from funds it receives from the bank. Therefore, shareholders may receive dividends from the company only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the bank to us will likely be limited to amounts needed to pay any separate expenses of the company and/or to make required payments on our debt obligations, including the interest payments on our junior subordinated debt.

The FDIC Improvement Act requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and

Regulatory Improvement Act of 1994, to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution’s capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution’s potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies’ standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the bank, the company, and any subsidiary of the company and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under the FDIC Improvement Act.

Interstate Branching

Under the Riegle-Neal Interstate Banking and Branching Act (the “Riegle-Neal Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle-Neal Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina “opted-in” to the provisions of the Riegle-Neal Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

ITEM 1A.	RISK FACTORS.

Item not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Item not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES.

The following table sets forth certain information regarding our properties:

OFFICE LOCATION	YEAR OPENED	APPROX. SQUARE FOOTAGE	OWN/LEASE
Main Office Corporate Office 101 North Spring Street Greensboro, NC 27401	2008	43,000	Land lease

Former Corporate Office
528 College Road
Greensboro, NC	2005	9,874	Own

Lawndale Office
2604 Lawndale Drive
Greensboro, NC	2000	12,000	Own

Friendly Center Office
3124 Friendly Avenue
Greensboro, NC	1996	5,300	Lease

Jefferson Village Office
1601 Highwoods Blvd.
Greensboro, NC	2001	3,000	Own

Asheboro Office
335 S. Fayetteville Street
Asheboro, NC	2003	5,800	Own

High Point Office
4010 Brian Jordan Blvd.
High Point, NC	2007	4,500	Own

Burlington Office
3214 South Church Street
Burlington, NC	2007	5,800	Own

Winston-Salem Office
1590 Westbrook Plaza Drive
Suite 103
Winston-Salem, NC	2008	1,500	Lease

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2008, there were no pending material legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of shareholders was held on December 19, 2008. At the meeting, the shareholders approved an amendment to the company’s articles of incorporation to authorize the issuance of up to 1,000,000 shares of preferred stock, no par value per share, to be issued in one or more series with such preferences, limitations, and relative rights as shall be designated by the Board of Directors. There were 3,348,193 shares of common stock eligible to vote on the record date of November 5, 2008. 1,921,773 votes were cast in favor of the proposal; 61,999 votes were cast against the proposal; and 13,475 votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Summary

Our common stock is listed for quotation on the Nasdaq Global Market under the symbol “CLBH.” As of March 18, 2009, we had issued and outstanding 3,387,045 shares of common stock which were held by approximately 1,285 shareholders.

No cash dividends were paid in 2008 or 2007.

Market for the Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “CLBH.” The following table gives the high and low sale prices for the calendar quarters indicated.

	Sales Prices(1)
	High	Low
2008
First Quarter	$12.00	$10.00
Second Quarter	11.00	6.73
Third Quarter	9.22	5.27
Fourth Quarter	8.00	4.76

2007
First Quarter	$14.12	$12.35
Second Quarter	13.70	12.79
Third Quarter	13.36	9.73
Fourth Quarter	12.00	10.00
(1) Restated for the 6-for-5 stock split effected in the form of a 20% stock dividend in June 2007.

There were approximately 1,285 shareholders of our common stock at December 31, 2008.

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Stock Splits

The Company issued a 6-for-5 stock split effected in the form of a 20% stock dividends in 2007. All per share amounts have been adjusted to retroactively reflect the stock splits.

Comparison of Financial Condition

Assets. Our total assets increased by $116.5 million or 23.4% from $500.1 million at December 31, 2007, to $616.6 million at December 31, 2008. During 2008, cash and due from banks increased slightly and investment securities decreased by $1.5 million to $60.9 million. We attempt to maintain adequate liquidity to meet our loan demand and other obligations. Loans held for investment increased by $100.6 million or 25.1% during 2008. Carolina Bank, which makes both commercial and retail loans, continues to experience steady loan demand in its primary lending markets, Guilford, Randolph, Alamance, and Forsyth Counties, North Carolina. We started a wholesale mortgage loan division in 2007 to originate residential loans through brokers and banks and to sell these loans at a profit to institutional investors. At December 31, 2008, loans held for sale, which were originated by the wholesale mortgage division, totaled $19.2 million and were committed to be sold. A loan production office was opened in Winston-Salem in February 2008, and a new corporate headquarters, including a full service banking office, was opened in downtown Greensboro in September 2008.

Liabilities. Total liabilities increased by $114.6 million or 24.4% from $470.5 million at December 31, 2007, to $585.0 million at December 31, 2008. Deposits increased by $79.5 million during 2008 as NOW, savings and time deposits increased while noninterest bearing demand deposits declined. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances increased $25.3 million during 2008 to $56.9 million at December 31, 2008, supplementing our deposits and providing funding for our strong loan growth. We had approximately $33.2 million in time deposits from other depository institutions and $28.2 million brokered deposits at December 31, 2008, which in total increased $19.1 million from December 31, 2007. We issued $9.3 million, $8.9 million after expenses, in subordinated debt in 2008 which increased total subordinated debt outstanding to $19.3 million at December 31, 2008.

Stockholders’ equity. Our total stockholders’ equity increased $1.9 million at December 31, 2008 to $31.6 million from $29.6 million at December 31, 2007, primarily from retention of earnings.

Asset Quality

Our non-performing assets, composed of foreclosed real estate, non-accrual loans and restructured loans, totaled $6,384,000 at December 31, 2008, compared to $4,542,000 at December 31, 2007. Non-performing assets, as a percentage of total assets, were 1.04% and 0.91% at December 31, 2008 and 2007, respectively. There were $0 and $465,000 loans 90 days or more past due and still accruing interest at December 31, 2008 and 2007, respectively. Foreclosed real estate was $728,000 and $1,001,000 at December 31, 2008 and 2007, respectively. Net loan charge-offs totaled $682,000 and $528,000 for the years ended December 31, 2008 and 2007, respectively.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, federal funds sold, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2008, we kept lower levels of short-term liquidity due to our strong loan growth, due to our attempts to minimize the negative impact of declining interest rates, and due to our decision not to match the irresponsible deposit pricing of some of our competitors.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of December 31, 2008 and 2007, our levels of capital exceeded all applicable regulatory requirements.

Due to our strong growth in recent years and our anticipation of continued strong growth, we announced a $20 million equity offering in the second quarter of 2008 but suspended it due to plummeting prices for financial stocks. Carolina Bank later raised $9.3 million in subordinated debentures in the third quarter of 2008, and net proceeds of $9.0 million qualified as capital at the bank level. On January 9, 2009, we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase program to help support future growth.

Results of Operations for the Years ended December 31, 2008 and 2007

General. We had net income for the year ended December 31, 2008 of $2,194,000 or $.65 per diluted share, compared to net income for the year ended December 31, 2007 of $3,024,000 or $.89 per diluted share. Net interest income, the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, was $14.7 million in 2008 compared to $14.2 million in 2007, an increase of 3.9%. Non-interest income, principally service charges and fees, mortgage banking income, increase in cash value of life insurance, plus gain on sale of investments amounted to $4,609,000 in 2008 and $1,729,000 in 2007. Our provision for loan losses was $1,910,000 and $1,162,000 in 2008 and 2007, respectively. We incurred non-interest expense of $14.1 million in 2008 and $9.9 million in 2007. The increase in non-interest expense of $4.1 million or 41.6% was largely the result of increased growth. Income taxes decreased $613,000, or 34.3%, in 2008 to $1,174,000 because income before income taxes decreased by 30.0% in 2008.

Net interest income. Net interest income is the amount of interest earned on interest-earning assets such as loans, investments, federal funds sold and deposits in other financial institutions less the interest expense incurred on interest-bearing liabilities such as interest-bearing deposits and borrowed money. Net interest income is the principal source of our earnings. Net interest income is affected by the general level of interest rates, competition, and the volumes and mix of interest-earning assets and interest-bearing liabilities.

For the year ended December 31, 2008, net interest income increased by $0.6 million or 3.9% to $14.7 million from $14.2 million for the year ended December 31, 2007. The increase in net interest income was attributable to growth in all aspects of our business. Average interest-earning assets were approximately $528.0 million in 2008 compared to $431.9 million in 2007, an increase of $96.1 million or 22.3%. We experienced significant loan and deposit growth during 2008 with average loans up $94.1 million or 26.3% and average interest-bearing deposits increasing $61.9 million or 17.1% from 2007. Average other borrowings increased $40.2 million, or 140.4%, in 2008 because we increased short-term borrowings which were cheaper than deposits and because we raised $9.0 million in subordinated debt in 2008.

The net yield on interest-earning assets was 2.82% in 2008 and 3.30% in 2007. The interest rate spread was 2.59% in 2008 and 2.84% in 2007. The decrease in the net yield on interest-earning assets and the interest rate spread resulted from the sharp decline in short term interest rates and the very competitive deposit market during 2008. The Wall Street prime rate declined 4.00% in 2008 to 3.25% at December 31, 2008. In a declining interest rate environment, our variable rate loans decrease faster and in greater magnitude than the corresponding decrease in deposits. Some of our competitors also bid up the cost of deposits in our marketplace due to their liquidity problems, thereby raising the cost of deposits for all institutions.

The table below provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2008 and 2007.

Net Interest Income and Average Balance Analysis

	For the Years Ended December 31,
	2008			2007
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$103	$2	1.94%	$609	$32	5.25%
Federal funds sold	1,474	29	1.97%	3,806	187	4.91%
Taxable investments	51,866	2,750	5.30%	65,695	3,160	4.81%
Non taxable investments (2.)	8,744	542	6.20%	3,241	201	6.20%
Loans held for sale	14,188	835	5.89%	1,125	74	6.58%
Loans (3.)	451,583	27,648	6.12%	357,450	29,098	8.14%

Interest-earning assets	527,958	31,806		431,926	32,752
Interest-earning assets			6.02%			7.58%

Non interest-earning assets	29,325			19,204

Total assets	$557,283			$451,130

Interest-bearing liabilities
Interest checking	$24,696	222	0.90%	$14,254	200	1.40%
Money market and savings	146,622	4,080	2.78%	148,950	6,619	4.44%
Time certificates and IRAs	252,362	10,563	4.19%	198,596	10,074	5.07%
Other borrowings	68,752	2,049	2.98%	28,597	1,627	5.69%

Total interest-bearing liabilities	492,432	16,914		390,397	18,520
Cost on average
Interest-bearing liabilities			3.43%			4.74%

Non-interest-bearing liabilities
Demand deposits	29,015			29,314
Other liabilities	5,065			3,878

Total non-interest-bearing liabilities	34,080			33,192

Total liabilities	526,512			423,589
Stockholders’ equity	30,771			27,541

Total liabilities and equity	$557,283			$451,130
Net interest income		$14,892			$14,232

Net yield on average interest-earning assets			2.82%			3.30%

Interest rate spread			2.59%			2.84%

(1.)	Average balances are computed on a daily basis
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

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

Rate / Volume Variance Analysis

	Year Ended December 31, 2008 vs. 2007
	Interest Increase	Increase (Decrease) Due To Change in
	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(30)	$(17)	$(13)
Federal funds sold	(158)	(80)	(78)
Taxable investments	(410)	(711)	301
Non taxable investments	341	341	—
Loans held for sale	761	770	(9)
Loans	(1,450)	6,685	(8,135)

Total interest-earning assets	(946)	6,988	(7,934)

Interest-bearing liabilities
Interest checking	22	111	(89)
Money market and savings	(2,539)	(101)	(2,438)
Time certificates and IRAs	489	2,437	(1,948)
Other borrowings	422	1,472	(1,050)

Total interest-bearing liabilities	(1,606)	3,919	(5,525)

Net interest income	$660	$3,069	$(2,409)

During the year 2008, the improvement in net interest income over 2007 was the result of growth in interest-earning assets and interest-bearing liabilities.

Provision for loan losses. The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for known and expected loan losses in our loan portfolio. The provision for loan losses increased in 2008 to $1,910,000 from $1,162,000 in 2007, primarily because nonperforming and watch list loans and related loan loss allowances increased in 2008. Watch list loans still accrue interest but generally require higher loan loss reserves due to greater risk or declining credit quality. The level of the allowance for loan losses is based on our estimate as to the amount required to maintain an allowance adequate enough to provide for known and expected losses. We consider, among other things, nonperforming loans, watch list loans, delinquencies, collateral value, loss trends, and general economic conditions when assessing the adequacy of the allowance. The allowance for loan losses was $5.8 million or 1.15% of loans and $4.5 million or 1.13% of loans at December 31, 2008 and 2007, respectively. The higher allowance at December 31, 2008 was due to higher nonperforming loans and watch list loans requiring higher allowances in 2008 compared to 2007. Charge-offs, net of recoveries, were approximately $682,000 and $528,000 during 2008 and 2007, respectively.

The following table describes the activity relating to our allowance for loan losses for the years indicated:

Analysis of the Allowance for Loan Losses

	At or for the Year Ended December 31
	2008	2007
	(Dollars in thousands)
Beginning Balance	$4,532	$3,898
Provision for loan losses	1,910	1,162
Charge-Offs:
Commercial	(151)	(153)
Real Estate	(486)	(392)
Consumer	(57)	(3)

Total	(694)	(548)
Recoveries:	—	—
Commercial	—	18
Real Estate	8	1
Consumer	4	1

Ending Balance	$5,760	$4,532

Non-interest income. Non-interest income consists principally of service charges and fees, mortgage banking income, investment services income, increase in cash value of life insurance, gain on sale of investments, and dividends from other assets. Non-interest income for 2008 was $4,609,000 compared to $1,729,000 in 2007, an increase of 166.6%. Service charges increased 23.8% in 2008 to $926,000, primarily from growth in customers and their related deposits and loans. Mortgage banking income, which represents fees earned from the origination and sale of mortgage loans, rose to $2,959,000 in 2008 from $543,000 in 2007. Mortgage banking income in 2008 included $2,641,000 in gains and fees from the wholesale mortgage division compared to $261,000 in 2007. The wholesale mortgage division, which originates loans through banks and brokers and then sells the loans to investors, began operations in 2007 and expanded operations in 2008. Mortgage banking income from the retail banking operation was $320,000 in 2008 which increased $37,000, or 13.1%, from 2007. Gain on the sale of investments of $227,000 in 2008 resulted from the sale of stock in a correspondent bank. Other non-interest income included $354,000 and $210,000 from the increase in cash value of life insurance in 2008 and 2007, respectively. An additional investment of $3.9 million was made in bank owned life insurance in 2008 bringing the total bank owned life insurance to $9.2 million at December 31, 2008.

Non-interest expenses. Non-interest expenses were $14.1 million in 2008 compared to $9.9 million in 2007, an increase of $4.1 million or 41.6%. Salaries and employee benefits increased 43.5% to $7,666,000 in 2008 from $5,344,000 in 2007 to facilitate our growth. The number of full time equivalent employees rose to 119 at December 31, 2008 from 89 at the end of 2007. Occupancy and equipment rose 42.2% to $1,891,000 in 2008 from $1,330,000 in 2007 as a result of the completion and opening of our new corporate headquarters which included a new retail office, a new loan production office in Winston-Salem, and an expanded wholesale mortgage facility. Professional fees increased 63.3% to $1,316,000 in 2008 from $806,000 in 2007 due to expenses related to our suspended equity offering, increased fees related to higher non performing assets and due to our strong growth. During 2007, an impairment charge of $100,000 was recorded against an investment in a trust bank with an original cost basis of $305,000.

Income taxes. Income tax expense amounted to $1,174,000 or 34.9% of income before income taxes in 2008, and $1,787,000 or 37.1% of income before income taxes in 2007. The lower tax rate in 2008 primarily resulted from higher non taxable income from municipal securities and from the increase in cash value of life insurance.

Financial condition. Total assets were $616.6 million at December 31, 2008, an increase of $116.5 million or 23.3% over total assets of $500.1 million at December 31, 2007. Loans, premises and equipment, and other assets increased. Funding for the asset growth came primarily from an increase in deposits, an increase in advances from the Federal Home Loan Bank, and issuance of subordinated debentures. We have continued our aggressive promotion and pricing of deposit products in order to establish and build market share. We regularly evaluate our deposit product offerings and attempt to meet the needs of all types of customers through both new products and modifications to existing products. We had approximately $33.2 million and $22.2 million in deposits from other depository institutions and $28.2 million and $20.1 million of brokered deposits at December 31, 2008 and December 31, 2007, respectively.

The majority of our asset growth continues to occur in the loan portfolio. Loans held for investment increased $100.6 million or 25.1% from $400.8 million at December 31, 2007 to $501.4 million at December 31, 2008. In addition, loans held for sale increased by $7.3 million to $19.2 million at December 31, 2008 as a result of the expanded wholesale mortgage division. We believe our targeted marketing efforts, experienced lenders, local decision making, and emphasis on personal relationships and superior customer service have been key drivers of the loan growth. Approximately 83.3% of our loans at December 31, 2008 were secured by some form of real estate. At December 31, 2008 loans secured by one-to-four family residential properties comprised 19.8% of our loan portfolio while nonresidential properties, construction loans and multifamily residential properties comprised 34.3%, 23.9% and 5.4% of our loan portfolio, respectively. Another 15.4% were commercial loans with the balance in consumer and other loans.

Asset quality is a primary concern of our credit administration. A thorough credit analysis is made of most loans before origination. Experienced lenders and a credit administrator review the loans’ structure including terms, rate, collateral and repayment sources in addition to adherence to our lending policy. On an ongoing basis, a risk rating program and other credit administration tools are utilized to monitor loans and overall asset quality. Non-performing loans amounted to approximately $5,656,000 or 1.13% of loans outstanding and $3,541,000 or 0.88% of loans outstanding at December 31, 2008 and 2007, respectively. Our allowance for loan losses was 1.15% and 1.13% of loans outstanding at December 31, 2008 and 2007, respectively. Net loan charge-offs were .15% and .15% of average loans during 2008 and 2007, respectively.

Investment securities declined to $60.9 million at December 31, 2008 from $62.4 million at December 31, 2007, a decrease of 2.4%. Some of the proceeds from maturing investments were used to fund loans in 2008 since loan growth was exceptionally strong and since new funding was required for our new wholesale loan originations. Our investment securities portfolio consists primarily of U.S. government agency securities, mortgage-backed securities issued by the U.S. government and quasi U.S. government agencies, municipal securities, and corporate securities. Approximately 98.2% of the investment securities at December 31, 2008 were classified as available for sale and were recorded at market value. Changes in market value are reflected as a separate component of stockholders’ equity. We do not engage in the practice of trading securities.

Other assets consist of interest receivable on loans and investments, prepaid expenses, deferred tax assets, real estate owned and cash value of life insurance. The increase in other assets of $4.5 million to $15.3 million at December 31, 2008 from $10.7 million at December 31, 2007 resulted primarily from the purchase of and growth in bank owned life insurance.

We opened for business in November 1996 and have not paid any cash dividends to our stockholders. In June 2007, a 6-for-5 stock split effectuated in the form of a 20% stock dividend was paid to stockholders of record. Stock dividends were also paid in 2005, 2004, 2001, and 2000. Certain reclassifications were made to common stock from other equity accounts to record the stock dividends.

Investment Portfolio. At December 31, 2008 and 2007, our investment portfolio comprised approximately 9.9% and 12.5% of total assets, respectively.

The following table summarizes the carrying value amounts of securities at the dates indicated. Available-for-sale securities are reported at estimated fair value and held to maturity securities are reported at amortized cost.

Analysis of Investment Securities

Amortized Cost and Market Values

	At December 31,
	2008		2007
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Available for Sale
US agency securities	$2,256	$2,363	$8,847	$8,920
Mortgage-backed securities	37,175	38,116	38,455	38,649
Municipal securities	11,245	11,028	7,252	7,171
Corporate securities	5,414	4,370	1,882	1,891
Restricted stock	3,560	3,560	2,761	2,673
Unrestricted stock	533	366	—	—

	60,183	59,803	59,197	59,304

Held to Maturity
US agency securities	—	—	1,799	1,791
Mortgage-backed securities	1,116	1,138	1,334	1,294

	1,116	1,138	3,133	3,085

Total	$61,299	$60,941	$62,330	$62,389

The following table presents maturities and weighted average yields of debt securities at the date indicated.

Analysis of Investment Securities

	At December 31, 2008
	Due One Year or Less	One Year Through Five Years	Five Years Through Ten Years	Due After Ten Years	Total	Market Value
	(Dollars in thousands)
Investment Securities
US agency securities	$—	$996	$1,260	$—	$2,256	$2,363
Mortgage-backed securities	—	2,611	10,674	25,006	38,291	39,254
Municipals securities	—	476	—	10,769	11,245	11,028
Corporate securities	—	—	500	4,914	5,414	4,370

Total	$—	$4,083	$12,434	$40,689	$57,206	$57,015

Weighted Average Yields
US agency securities	—	5.20%	5.24%	—	5.23%
Mortgage-backed securities	—	4.15%	5.56%	5.46%	5.40%
Municipals securities	—	6.40%	—	6.20%	6.21%
Corporate securities	—	—	4.40%	6.76%	6.54%

	—	4.67%	5.48%	5.82%	5.66%

Loan Portfolio. We believe the loan portfolio is adequately diversified although heavily secured by real estate. There are no significant concentrations of loans to any particular individuals or industry, or group of related individuals or industries. There are no foreign loans. The following table presents, at the dates indicated, the composition of our loan portfolio by loan type:

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans Secured by Real Estate:
Construction and Land Development	$119,795	23.89%	$71,513	17.84%
1-4 Family Residential Properties	99,052	19.75%	72,325	18.05%
Multifamily Residential Properties	26,865	5.36%	26,674	6.66%
Nonfarm Nonresidential Properties	172,153	34.33%	157,762	39.36%

Total Loans Secured by Real Estate	417,865	83.33%	328,274	81.91%

Commercial and Industrial Loans	77,345	15.43%	68,127	17.00%
Consumer	4,706	0.94%	2,942	0.73%
All Other Loans	1,508	0.30%	1,441	0.36%

Total Loans Held for Investment	$501,424	100.00%	$400,784	100.00%

The table that follows shows the loan portfolio at December 31, 2008 by loan type, maturity and whether the interest rate is fixed or variable. Loans on non-accrual have been excluded.

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

Analysis of Certain Loan Maturities

As of December 31, 2008

	Real Estate		Consumer		Commercial & Other		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Due within one year:	$148,949	36.12%	$1,987	45.03%	$44,556	56.43%	$195,492	39.43%
Due after one year through five years:
Fixed Rate	101,320	24.57%	1,213	27.49%	15,108	19.13%	117,641	23.73%
Variable Rate	78,621	19.06%	1,129	25.58%	15,866	20.09%	95,616	19.29%

	179,941	43.63%	2,342	53.07%	30,974	39.23%	213,257	43.02%
Due after five years:
Fixed Rate	47,464	11.51%	84	1.90%	347	0.44%	47,895	9.66%
Variable Rate	36,044	8.74%	—	0.00%	3,080	3.90%	39,124	7.89%

	83,508	20.25%	84	1.90%	3,427	4.34%	87,019	17.55%

	$412,398	100.00%	$4,413	100.00%	$78,957	100.00%	$495,768	100.00%

Loans secured by real estate mortgages comprised 83.3% and 81.9% of our loan portfolio at December 31, 2008 and 2007, respectively. Residential real estate loans consist mainly of first and second mortgages on single-family homes. Loan-to-value ratios for these loans are generally limited to 90% for second mortgages and 85% for first mortgages, unless private mortgage insurance is obtained. Nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and nonresidential real estate loans is dependent primarily on the income and cash flows of the borrowers with the real estate serving as a secondary source of repayment. Real estate construction loans generally consist of financing of commercial real estate projects and some one-to-four family dwellings. Usually the loan-to-cost ratios are limited to 80%, and permanent financing commitments are generally required prior to advancing loan proceeds.

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

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to problem loans, increased to $840,000 at December 31, 2008 from $447,000 at December 31, 2007. The difference between our allowance for loan losses and the specific portion of the allowance for loan losses was $4,920,000 and $4,085,000 at December 31, 2008 and 2007, respectively. These allowances apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from .40% on residential real estate loans to 10.00% on non secured consumer revolving loans, to categories of performing loans at each period end. The general section also includes allowances for certain watch list loans which are still performing but carry a higher degree of risk because of declining credit factors. Watch list loans with higher than standard loan loss allowances increased to $8.8 million at December 31, 2008 from $2.5 million at December 31, 2007 with related allowances increasing to $217,000 from $138,000. A summary of our loan loss experience for the years ended December 31, 2008 and 2007 is presented under the previous section, Provision for loan losses.

The following table presents the allocation of the allowance for loan losses at December 31, 2008 and 2007, compared with the percent of loans in the applicable categories of total loans.

Allocation of the Allowance for Loan Losses

	At December 31,
	2008		2007
	Amount	% Loans in Each Category	Amount	% Loans in Each Category
	(Dollars in thousands)
Balance at end of period applicable to:

Commercial	$932	15.43%	$1,012	17.00%

Real Estate	4,377	83.33	3,413	81.91

Consumer	136	0.94	75	0.73

All Other Loans	19	0.30	31	0.36

Unallocated	296	—	1	—

Total	$5,760	100.00%	$4,532	100.00%

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

Non-Performing Assets

	At December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans	$5,656	$3,541
Restructured loans	—	—

Total nonperforming loans	5,656	3,541
Real estate owned	728	1,001

Total nonperforming assets	$6,384	$4,542

Accruing loans past due 90 days or more	$—	$465
Allowance for loan losses	5,760	4,532
Nonperforming loans to period end loans held for investment	1.13%	0.88%
Allowance for loan losses to nonperforming loans	101.84%	127.99%
Nonperforming assets to total assets	1.04%	0.91%

Deposits. The maturity distribution of time deposits of $100,000 or more at December 31, 2008 and 2007 is presented below. Such deposits may be more volatile and interest rate sensitive than other deposits.

Certificates of Deposit in Amounts of $100,000 or More

	At December 31,
	2008	2007
	(Dollars in thousands)
Remaining maturity:
Three months or less	$39,082	$29,214
Over three through six months	43,247	20,692
Over six through twelve months	20,576	43,971
Over twelve months	16,988	3,637

	$119,893	$97,514

Interest rate sensitivity. Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Simulation analysis indicates, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increases when short-term interest rates rise and declines when short-term interest rates fall. We experienced a substantial decline in short-term interest rates in 2008 as the targeted Federal funds rate and Wall Street prime rate declined by 400 basis points. Our net yield on average interest-earning assets decreased from 3.30% in 2007 to 2.82% in 2008 due to the sharp decline in short-term interest rates and due to several other factors. Our deposits generally lag behind our loans in both the timing of interest rate declines and the magnitude of those interest rate decreases. The declines in our net yield and interest rate spread were more severe in 2008 than expected due to the extremely competitive deposit market which was negatively impacted by the credit crisis. Our net interest income actually increased 3.9% in 2008 from 2007 due to strong growth.

We have taken a number of steps to stabilize our net yield on interest earning assets and interest rate spread by using floors in many of our variable rate loans, by increasing our loan pricing, and by increasing the use of cheaper short-term borrowings.

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

	Repricing Schedule as of December 31, 2008
	0-90 Days	91-365 Days	More than 1 Year to 3 Years	Over 3 Years	Total
	(Dollars in Thousands)
Interest-earning assets
Interest-bearing deposits	$51	$—	$—	$—	$51
Investment securities	2,100	5,799	11,566	41,834	61,299
Loans held for sale	19,163	—	—	—	19,163
Loans	259,757	33,909	55,745	146,358	495,769

Total	281,071	39,708	67,311	188,192	576,282

Interest-bearing liabilities
Savings, NOW and money market	182,521	—	—	—	182,521
Time Deposits	112,214	140,741	31,653	1,568	286,176
Federal Home Loan Bank advances	51,018	58	3,163	2,617	56,856
Securities sold under agreements to repurchase	2,487	—	—	—	2,487
Federal funds purchased	4,104	—	—	—	4,104
Subordinated debentures	19,265	—	—	—	19,265

Total	371,609	140,799	34,816	4,185	551,409

Interest sensitive gap	$(90,538)	$(101,091)	$32,495	$184,007	$24,873

Cumulative gap	$(90,538)	$(191,629)	$(159,134)	$24,873	$24,873

Ratio of interest-sensitive assets to interest-sensitive liabilities	75.64%	28.20%	193.33%	4496.82%	104.51%

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	75.64%	62.60%	70.92%	104.51%	104.51%

Return on equity and assets. The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), cash dividend payout ratio (cash dividends declared divided by net income), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

	For the Year Ended December 31,
	2008	2007
Return on Average Assets	0.39%	0.67%
Return on Average Stockholders’ Equity	7.13%	10.98%
Dividend Payout Ratio	—	—
Average Stockholders’ Equity as a Percentage of Average Assets	5.52%	6.10%

Capital resources. Carolina Bank Holdings, Inc. and Carolina Bank are subject to various regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain minimum ratios of capital to risk-weighted assets and average total assets. Carolina Bank Holdings, Inc. and Carolina Bank exceeded all minimum capital requirements, and Carolina Bank met the requirements to be categorized as “well capitalized” at December 31, 2008 and 2007. Included in the regulatory capital of Carolina Bank Holdings, Inc. is $10.0 million in junior subordinated debentures which has been primarily invested in the Bank. Another $9.0 million in junior subordinated debentures issued by Carolina Bank in 2008 is included in the regulatory capital of the Bank. On January 9, 2009 we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase program to help support future growth.

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

Recent Regulatory Changes. On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured deposits as of June 30, 2009 to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. Based on our deposits at December 31, 2008, the special assessment of 20 basis points, if implemented as proposed, would add approximately $1 million to our FDIC insurance expense in 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Carolina Bank Holdings, Inc. and Subsidiary

Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Carolina Bank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Bank Holdings, Inc. and Subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina
March 13, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
	(in thousands)
Assets
Cash and due from banks	$5,947	$5,022
Federal funds sold	1	—
Securities available-for-sale, at fair value	59,803	59,304
Securities held-to-maturity	1,116	3,133
Loans held for sale	19,163	11,869
Loans	501,424	400,784
Less allowance for loan losses	(5,760)	(4,532)

Net loans	495,664	396,252
Premises and equipment, net	19,652	13,792
Other assets	15,265	10,744

Total assets	$616,611	$500,116

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$29,367	$30,491
NOW, money market and savings	182,521	163,177
Time	286,176	224,905

Total deposits	498,064	418,573

Advances from the Federal Home Loan Bank	56,856	31,581
Federal funds purchased	4,104	2,650
Securities sold under agreements to repurchase	2,487	3,452
Subordinated debentures	19,265	10,310
Other liabilities and accrued expenses	4,259	3,910

Total liabilities	585,035	470,476

Commitments (note 12)
Stockholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 0 in 2008 and 2007	—	—
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,348,193 in 2008 and 3,315,157 in 2007	3,348	3,315
Additional paid-in capital	15,586	15,379
Retained earnings	12,893	10,875
Stock in directors’ rabbi trust	(648)	(524)
Directors’ deferred fees obligation	648	524
Accumulated other comprehensive income (loss)	(251)	71

Total stockholders’ equity	31,576	29,640

Total liabilities and stockholders’ equity	$616,611	$500,116

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended December 31, 2008 and 2007

	2008	2007
	(in thousands, except per share data)
Interest income
Loans	$28,483	$29,172
Investment securities, taxable	2,750	3,160
Investment securities, non taxable	376	140
Interest from federal funds sold	29	187
Other	2	32

Total interest income	31,640	32,691

Interest expense
NOW, money market, savings	4,301	6,819
Time deposits	10,563	10,074
Other borrowed funds	2,049	1,627

Total interest expense	16,913	18,520

Net interest income	14,727	14,171
Provision for loan losses	1,910	1,162

Net interest income after provision for loan losses	12,817	13,009

Non-interest income
Service charges	926	748
Mortgage banking income	2,959	543
Gains on sale of investment securities	227	—
Other	497	438

Total non-interest income	4,609	1,729

Non-interest expense
Salaries and benefits	7,666	5,344
Occupancy and equipment	1,891	1,330
Professional fees	1,316	806
Outside data processing	758	607
Advertising and promotion	587	473
Stationery, printing and supplies	529	469
Impairment of non-marketable securities	—	100
Other	1,311	798

Total non-interest expense	14,058	9,927

Income before income taxes	3,368	4,811
Income tax expense	1,174	1,787

Net income	$2,194	$3,024

Net income per common share
Basic	$0.66	$0.92

Diluted	$0.65	$0.89

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2008 and 2007

	Total	Common Stock	Additional Paid-In Capital	Stock in Directors Rabbi Trust	Directors Deferred Fees Obligation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2006	$25,929	$2,722	$15,597	$(453)	$453	$7,851	$(241)

Comprehensive income
Net income	3,024	—	—	—	—	3,024	—
Other comprehensive income - Unrealized gain on securities available for sale, net of tax of $161	312	—	—	—	—	—	312

Comprehensive income	3,336
Directors deferred fees	—	—	—	(71)	71	—	—
Stock options exercised	372	49	323	—	—	—	—
Stock options expensed	3	—	3	—	—	—	—
6 for 5 stock split	—	544	(544)	—	—	—	—

Balance, December 31, 2007	$29,640	$3,315	$15,379	$(524)	$524	$10,875	$71

Comprehensive income
Net income	2,194	—	—	—	—	2,194	—
Other comprehensive income - Unrealized loss on securities available for sale, net of tax of $165	(322)	—	—	—	—	—	(322)

Comprehensive income	1,872
Directors deferred fees	—	—	—	(124)	124	—	—
Stock options exercised	204	33	171	—	—	—	—
Stock options expensed	36	—	36	—	—	—	—
Cumulative-effect adjustment for split dollar life insurance	(176)	—	—	—	—	(176)	—

Balance, December 31, 2008	$31,576	$3,348	$15,586	$(648)	$648	$12,893	$(251)

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2008 and 2007

	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$2,194	$3,024
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Provision for loan losses	1,910	1,162
Depreciation	665	483
Deferred income tax (benefit)	(150)	(190)
Impairment of non-marketable securities	—	100
Amortization (accretion), net	(61)	(57)
(Gain) loss on sale of repossessed assets	(15)	14
(Gain) on sale of investment securities	(227)	—
Origination of loans held for sale, net of sales and gains	(7,294)	(11,869)
Stock compensation expense	36	3
(Increase) in other assets	(4,479)	(312)
Increase in accrued expenses and other liabilities	172	1,489

Net cash (used for) operating activities	(7,249)	(6,153)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(15,655)	(14,394)
Maturities and calls of securities available-for-sale	6,616	19,062
Maturities and calls of securities held-to-maturity	1,800	—
Repayments from mortgage-backed securities available-for-sale	8,031	8,114
Repayments from mortgage-backed securities held-to-maturity	212	501
Origination of loans, net of principal collected	(101,860)	(86,963)
Additions to premises and equipment	(6,525)	(4,208)
Proceeds from sales of assets	1,142	380

Net cash (used for) investing activities	(106,239)	(77,508)

Cash flows from financing activities
Net increase in deposits	79,491	58,158
Borrowings from Federal Home Loan Bank	137,110	110,300
Repayments to Federal Home Loan Bank	(111,835)	(87,627)
Net increase in Federal funds purchased	1,454	1,076
Increase (decrease) in securities sold under agreements to repurchase	(965)	1,421
Net proceeds from issuance of subordinated debt	8,955	—
Proceeds from exercised stock options	204	372

Net cash provided by financing activities	114,414	83,700

Net increase in cash and cash equivalents	926	39
Cash and cash equivalents at beginning of period	5,022	4,983

Cash and cash equivalents at end of period	$5,948	$5,022

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$17,555	$17,986

Cash paid during the period for income taxes	$2,409	$1,158

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$538	$1,383

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies

Carolina Bank Holdings, Inc. (the “Holding Company”) is a North Carolina corporation organized in 2000. In August 2000 pursuant to the plan of exchange approved by the shareholders of Carolina Bank (the “Bank”), all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Holding Company. The Holding Company presently has no employees.

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has four locations in Greensboro and an office in Asheboro, Burlington, and High Point. A loan production office was opened in Winston-Salem in February 2008 and will obtain deposit taking capabilities in 2009. All offices are in the Piedmont Triad region of North Carolina.

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

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies (continued)

(c)	Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified at acquisition into one of three categories and accounted for as follows:

•	securities held to maturity—reported at amortized cost,

•	trading securities—reported at fair value with unrealized gains and losses included in earnings, or;

•	securities available-for-sale—reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect).

The Company does not engage in any securities trading activities. Gains and losses on sales of securities are recognized on a specific identification basis. Purchases and sales of investments are recorded on a trade-date basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method. The investment in the Federal Home Loan Bank represents restricted stock which is carried at cost and is required for advances or borrowings. The amounts invested were $3,458,000 and $2,160,000 at December 31, 2008 and 2007, respectively.

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies (continued)

Management considers loans to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral, if any. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources of identification of loans to be evaluated for impairment include past due and non-accrual reports, internally generated lists of certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies (continued)

valuation allowance if it is more likely than not than the tax benefits will not be realized. The implementation of FASB Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, in 2007 did not have a material impact on the consolidated financial statements of the Company.

(i)	Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks and federal funds sold. The Company maintains due from accounts with correspondent banks. During the normal course of business, the Company may have cash deposits with these banks that are in excess of federally insured limits. At December 31, 2008 and 2007, interest-bearing deposits in other financial institutions amounted to $51,000 and $55,000, respectively.

(j)	Income per share

Basic income per share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the dilutive effects of stock options.

(k)	Stock options

The Company has three stock option plans, a nonqualified plan for directors (Director Plan) and two incentive stock option plans for management and employees (Employee Plans). The plans provide for the issuance of options to purchase common shares of the Company. Under the plans, the exercise price of each option is equal to the fair value of the common stock on the date of grant. The 1997 Incentive Stock Option Plan expired on May 20, 2007, and the 36,420 remaining ungranted incentive options (post stock split) became the permitted incentive options under the new 2007 Incentive Stock Option Plan. The 2007 Incentive Stock Option Plan expired on April 17, 2008.

The Company adopted SFAS No. 123R, Accounting for Stock-Based Compensation, on January 1, 2006 under the modified prospective application method. The adoption of this statement did not impact the consolidated financial statements for 2006 since there were no outstanding unvested options as of the date of adoption or stock option grants during 2006.

The fair value of options granted in 2007 under the Employee Plans was $178,000, of which $36,000 and $3,000 was expensed in 2008 and 2007, respectively. No grants were made under the Employee Plans in 2008. As of December 31, 2008, there was $139,000 of total unrecognized compensation cost related to non-vested share-based compensation which is expected to be recognized over a weighted-average period of 3.9 years. No grants were made under the Director Plan in 2008 or 2007.

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies (continued)

(k)	Stock options (continued)

Following is a summary of stock options outstanding under both plans, adjusted for the stock splits described in Note 11:

	Director Plan			Employee Plan
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Balance at January 1, 2007	70,881	$5.20		238,101	$7.69
Issued	—	—		35,420	11.65
Exercised	(48,274)	5.42		—	—
Forfeited	—	—		(300)	10.41

Balance at December 31, 2007	22,607	$4.73		273,221	$8.20
Issued	—	—		—	—
Exercised	—	—		(33,036)	5.57
Forfeited	—	—		(1,200)	10.41

Balance at December 31, 2008	22,607	$4.73	$32	238,985	$8.55	$83

Exercisable at December 31, 2008	22,607	$4.73	$32	210,650	$8.13	$83

At December 31, 2008, and 2007, all options under the Director Plan were exercisable at weighted average exercise prices of $4.73. Under the Employee Plans, exercisable options at 2008 and 2007, and were 210,650 and 237,801, respectively, with weighted average exercise prices of $8.13 and $7.68, respectively.

The range of exercise prices at December 31, 2008 for the Director Plan was $4.73 and for the Employee Plans was $4.73—$11.65. The weighted average remaining contractual term for Director Plan options was 31 months and for the Employee Plans was 59 months.

The aggregate intrinsic value of all stock options at December 31, 2008 was $32,000 for the Director Plan and $83,000 for the Employee Plans. The intrinsic value of exercisable options at December 31, 2008 was $32,000 for the Director Plan and $83,000 for the Employee Plans.

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

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies (continued)

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

Securities available for sale and securities held to maturity: Fair values for debt securities are based on quoted market prices or discounted cash flows using discount rates of similar quoted securities. Restricted and unrestricted stock is valued at cost except for Triangle Capital Corporation which is valued at its quoted market price.

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

Short-term borrowings: The carrying value of securities sold under agreements to repurchase approximates the fair value.

Advances from the Federal Home Loan Bank: For variable rate advances, fair values are based on carrying values. Fixed rate advances are valued using discounted cash flows based on rates currently available to the Company on comparable borrowings with similar terms and remaining maturities.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies (continued)

(l)	Fair value of financial instruments (continued)

Federal funds purchased: Due to the short-term nature of these assets, the carrying value approximates fair value.

Subordinated debt: The carrying value of subordinated debt approximates the fair value, since the interest rate is variable and since the terms were set at issue in the last half of 2008.

Trust preferred debt: The fair value of trust preferred debt was determined by discounting cash flows using a rate 2% higher than the actual current rate over an estimated remaining term of fifteen years. The company recently paid 2% higher for its subordinated debt than the rate obtained on its trust preferred debt which was issued in 2004.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

(m)	Advertising

Advertising costs are expensed as incurred.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies (continued)

(n)	Operating segments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997, which established standards for the way public business enterprises report information about operating segments. The Corporation is considered to have two principal business segments in 2008 and 2007, the Commercial/Retail Bank and the Wholesale Mortgage Division. The Wholesale Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. Financial performance for 2008 and 2007 and selected balance sheet information at December 31, 2008 and 2007 for each segment are as follows:

n)	Operating segments

	2008			2007
	Commercial/Retail Bank	Wholesale Mortgage Div.	Total	Commercial/Retail Bank	Wholesale Mortgage Div.	Total
	(in thousands)			(in thousands)
Interest income	$30,805	$835	$31,640	$32,617	$74	$32,691
Interest expense	16,243	670	16,913	18,454	66	18,520

Net interest income	14,562	165	14,727	14,163	8	14,171
Provision for loan losses	1,910	—	1,910	1,162	—	1,162

Net interest income after provision for loan losses	12,652	165	12,817	13,001	8	13,009
Non-interest income	1,968	2,641	4,609	1,468	261	1,729
Non-interest expense	12,211	1,847	14,058	9,724	203	9,927

Income before income taxes	2,409	959	3,368	4,745	66	4,811
Income tax expense	800	374	1,174	1,762	25	1,787

Net income	$1,609	$585	$2,194	$2,983	$41	$3,024

Total Assets	$597,214	$19,397	$616,611	$488,098	$12,018	$500,116
Net loans	495,664	19,163	514,827	396,252	11,869	408,121
Equity	30,991	585	31,576	29,599	41	29,640

(o)	Retail repurchase agreements

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers. Retail repurchase agreements are collateralized by securities of U.S. governmental agencies or by mortgage backed securities issued by quasi governmental agencies. The market value of collateral pledged for retail repurchase agreements is monitored by the Company to equal or exceed the balances borrowed.

(p)	Impact of recently adopted accounting standards

In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize a liability for endorsement split-dollar life insurance arrangements that provide post retirement benefits to employees. The provisions of this Issue were effective for fiscal years beginning after December 15, 2007, and the Company implemented this Issue on January 1, 2008 by a cumulative-effect adjustment to retained earnings of $176,000. An additional $26,000 of liability and related expense was recorded by the Company for endorsement split-dollar life insurance arrangements during 2008.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies (continued)

(p)	Impact of recently adopted accounting standards (continued)

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. This standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted under special rules. Adoption of this statement had no impact on the financial position or results of operations of the Company as management did not make a fair value election for eligible items. Except for instruments explicitly required to be measured at fair value, the Company does not use fair value to measure its financial instruments.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, which requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Relevance, completeness, and representation faithfulness of the information provided in financial reports about the assets acquired and liabilities assumed in a business combination are improved with implementation of this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which improves the relevance, comparability, and transparency of financial information provided to investors by requiring entities to report noncontrolling, minority, interests in subsidiaries as equity in the consolidated financial statements. This effective date of this statement is the same as SFAS No. 141R. The

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies (continued)

(p)	Impact of recently adopted accounting standards (continued)

presentation and disclosure requirements shall be applied retrospectively for all periods presented. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162) identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant on the Company’s consolidated financial statements.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2008. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

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

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies (continued)

(p)	Impact of recently adopted accounting standards (continued)

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $19.2 million and $11.7 million included positive fair value adjustments of $152,000 and $77,000 at December 31, 2008 and 2007, respectively.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $5.7 million at December 31, 2008. Of such loans, $5.7 million had specific loss allowances aggregating $840,000 at that date.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Summary of significant accounting policies (continued)

(p)	Impact of recently adopted accounting standards (continued)

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below.

	December 31, 2008
	Fair Value Measurement Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets
Loans held for sale	$—	$19,163	$—	$19,163
Securities available-for-sale	366	59,437	—	59,803

Total assets	$366	$78,600	$—	$78,966

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 2 – Securities

A summary of the amortized cost and estimated fair values of securities available-for-sale and held- to-maturity follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2008

Available for sale
U.S. agency obligations	$2,256	$107	$—	$2,363
Municipal securities	11,245	62	279	11,028
FNMA, FHLMC, and GNMA mortgage-backed securities	37,175	983	42	38,116
Corporate securities	5,414	—	1,044	4,370
Restricted stock	3,560	—	—	3,560
Unrestricted stock	533	—	167	366

	$60,183	$1,152	$1,532	$59,803

Held to maturity
FNMA and GNMA mortgage-backed securities	1,116	22	—	1,138

	$1,116	$22	$—	$1,138

December 31, 2007

Available for sale
U.S. agency obligations	$8,847	$88	$15	$8,920
Municipal securities	7,252	10	91	7,171
FNMA, FHLMC, and GNMA mortgage-backed securities	38,455	309	115	38,649
Corporate securities	1,882	9	—	1,891
Restricted stock	2,761	—	88	2,673

	$59,197	$416	$309	$59,304

Held to maturity
U.S. agency obligations	$1,799	$—	$8	$1,791
FNMA and GNMA mortgage-backed securities	1,334	1	41	1,294

	$3,133	$1	$49	$3,085

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 2 – Securities (continued)

The scheduled maturities of debt securities held to maturity and available for sale at December 31, 2008 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due from one to five years	1,472	1,584	—	—
Due from five to ten years	1,760	1,781
Over ten years	15,683	14,396	—	—
Mortgage-backed securities	37,175	38,116	1,116	1,138

	$56,090	$55,877	$1,116	$1,138

Restricted stock with a carrying value of $88,000 was sold at a gain of $227,000 in 2008. There were no sales of securities and no realized gains from called or sold securities during 2007.

At December 31, 2008, securities with a carrying value of approximately $14,044,000 were pledged to secure public deposits and other purposes.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At December 31, 2008, debt securities with $15,326,000 in fair value had total unrealized losses of $1,532,000 of amortized cost. These securities were municipal securities, GNMA, FNMA and FHLMC mortgage-backed securities, corporate securities and unrestricted stock. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 2 – Securities (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2008:
Municipal securities	$7,470	$279	$—	$—	$7,470	$279
FNMA, FHLMC, GNMA mortgage backed securities	3,248	39	372	3	3,620	42
Corporate securities	3,870	1,044	—	—	3,870	1,044
Unrestricted stock	—	—	366	167	366	167

Total	$14,588	$1,362	$738	$170	$15,326	$1,532

December 31, 2007:
U.S. agency obligations	$—	$—	$3,775	$23	$3,775	$23
Municipal securities	4,909	91	—	—	4,909	91
FNMA, FHLMC, GNMA mortgage backed securities	—	—	10,471	156	10,471	156
Restricted stock	426	88	—	—	426	88

Total	$5,335	$179	$14,246	$179	$19,581	$358

Note 3 – Loans and allowance for loan losses

Loans at December 31, 2008 and 2007 were as follows:

	2008	2007
	( in thousands)
Real estate—construction	$119,795	$71,513
Real estate—mortgage	298,092	256,923
Commercial	77,345	68,127
Installment and other	6,214	4,384

Total loans	501,446	400,947

Less: Deferred loan fees, net	(22)	(163)
Allowance for loan losses	(5,760)	(4,532)

	$495,664	$396,252

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 3 – Loans and allowance for loan losses (continued)

The activity in the allowance for loan losses for 2008 and 2007 is summarized as follows:

	2008	2007
	( in thousands)
Balance at beginning of year	$4,532	$3,898
Provision charged to operations	1,910	1,162
Loan charge-offs	(694)	(548)
Loan recoveries	12	20

Balance at end of year	$5,760	$4,532

At December 31, 2008 and 2007, the total recorded investment in impaired loans amounted to approximately $5,656,000 and $3,541,000, respectively. These loans were also on non-accrual. The average recorded investment in impaired loans amounted to $3,090,000 and $3,254,000 for the years ended December 31, 2008 and 2007, respectively. Loans ninety days or more past due and still accruing interest amounted to $0 and $465,000 at December 31, 2008 and 2007, respectively. The allowance for loan losses related to impaired loans was $840,000 at December 31, 2008 and $447,000 at December 31, 2007. There was no interest income recognized on impaired loans for 2008 and 2007.

The Company has made loans in the ordinary course of business to certain directors and executive officers of the Company and to their affiliates and associates. The total amount of such loans was $14,447,000 and $12,179,000 at December 31, 2008 and 2007, respectively. During 2008, new loans were $13,956,000 and repayments were $11,688,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 4 – Premises and equipment

Premises and equipment at December 31, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
Land	$3,824	$3,824
Building and improvements	6,563	6,542
Leasehold improvements	7,080	414
Furniture and equipment	4,497	3,080
Construction in progress	—	2,092
Land improvements	1,004	497

	22,968	16,449
Less accumulated depreciation	(3,316)	(2,657)

Premises and equipment, net	$19,652	$13,792

Interest capitalized was $178,000 and $34,000 in 2008 and 2007, respectively. Depreciation expense was $665,000 in 2008 and $483,000 in 2007.

Note 5 – Other investments and Impairment of non-marketable equity security

During 2003, the Company subscribed to the Triangle Mezzanine Fund (the “Fund”), a limited partner investment company. The Company’s initial subscription was $500,000. At December 31, 2008 and 2007, the Company had invested $533,000 and $514,000 with the Fund, respectively. The Fund became a public company in 2007 and was valued for and carried at $366,000 and $426,000 under securities available-for-sale at December 31, 2008 and 2007, respectively. The Fund assumed the name of Triangle Capital Corporation with stock symbol, TCAP, as a public company. Prior to 2007, the investment was included at cost under other assets.

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

Note 6 – Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $119,893,000 and $97,514,000 at December 31, 2008 and 2007, respectively.

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $6,234,000 and $7,313,000 at December 31, 2008 and 2007, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 6 – Deposits (continued)

At December 31, 2008, the scheduled maturities of time deposits were as follows:

(in thousands)
2009	$236,025
2010	42,493
2011	5,697
2012	1,122
2013	740
Thereafter	99

$286,176

Note 7 – Advances from Federal Home Loan Bank of Atlanta

The Company had the following advances from the Federal Home Loan Bank outstanding at December 31, 2008 and 2007:

	2008	2007
	( in thousands)
Fixed rate advance at 6.05%	$3,000	$3,000
Fixed rate advance at 4.52%	—	15,000
Variable rate advances at 0.46% and 4.40% (overnight)	51,000	13,000
Amortizing fixed rate advances at 1.00%	1,050	581
Amortizing fixed rate advance at 1.25%	1,360	—
Amortizing fixed rate advance at 0.25%	337	—
Amortizing fixed rate advance at 0.00%	109	—

	$56,856	$31,581

These advances are secured by the Company’s FHLB stock and a blanket floating lien on the Company’s one-to-four family residential and commercial real estate loan portfolios. Outstanding loan balances of approximately $168 million were pledged to the Federal Home Loan Bank at December 31, 2008. The contractual maturities of these advances are as follows:

(in thousands)
2009	51,076
2010	3,080
2011	83
2012	86
2013	89
Thereafter	2,442

$56,856

Credit availability for additional advances from the Federal Home Loan Bank was $2,248,000 at December 31, 2008. The Company also had $18,700,000 in federal funds borrowing accommodations from three Banks, of which $4,104,000 was outstanding at December 31, 2008.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 8 – Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to FASB Interpretation No. 46, Consolidated Variable Interest Entities. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 and Tier 2 capital under Federal Reserve Board guidelines. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part, on or after January 7, 2010.

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $8,955,000 at December 31, 2008 and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note 9 – Income taxes

The Company adopted FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, as of January 1, 2007 and determined that the adoption did not have a material impact on its financial position or results of operation. The Company did not recognize any interest or penalties related to income tax expense during the years ended December 31, 2008 and 2007, and did not accrue interest or penalties as of December 31, 2008 and 2007. The Company does not have an accrual for uncertain tax positions as of December 31, 2008 and 2007, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2004 and thereafter are subject to future examination by tax authorities.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 9 – Income taxes (continued)

The provision for income tax expense (benefit) consisted of the following for the year ended December 31:

	2008	2007
	(in thousands)
Current
Federal	$981	$1,588
State	343	389

	1,324	1,977

Deferred
Federal	(87)	(162)
State	(63)	(28)

	(150)	(190)

	$1,174	$1,787

A reconciliation of reported income tax expense for the years ended December 31, 2008 and 2007 to the amount of tax expense computed by multiplying income before taxes by the statutory federal income tax rate of 34% follows:

	2008	2007
	(in thousands)
Tax provision at statutory rate	$1,145	$1,636
Increase (decrease) in income taxes resulting from
State income taxes net of federal benefit	184	238
Increase in cash value of life insurance	(120)	(72)
Non taxable securities income reduced by nondeductible interest expense	(111)	(39)
Other	76	24

	$1,174	$1,787

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 9 – Income taxes (continued)

The primary components of deferred income taxes are as follows:

	2008	2007
	(in thousands)
Deferred tax assets
Allowance for loan losses	$1,987	$1,474
Deferred compensation expense	621	394
Other	(16)	(2)
Unrealized loss on securities	129	—

Gross deferred tax assets	2,721	1,866

Deferred tax liabilities
Depreciable basis of premises and equipment	699	159
Deferred loan costs	287	251
Unrealized gain on securities	—	36

Gross deferred tax liabilities	986	446

Net deferred tax assets	$1,735	$1,420

Note 10 – Stockholders’ equity

The Board of Directors declared a 6-for-5 stock split effected in the form of a 20% stock dividend payable to stockholders of record as of June 2007. As a result, $544,000 was reclassified from additional paid-in capital to common stock in 2007. Per share amounts for all periods presented have been restated to reflect the effect of the stock split.

Note 11 – Regulatory matters

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s common stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect would cause the Bank’s capital to be reduced below applicable minimum regulatory capital requirements.

The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 11 – Regulatory matters (continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). At December 31, 2008 and 2007, management believes that the Company and the Bank have met all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are presented in the table that follows.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 11 – Regulatory matters (continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousand)
December 31, 2008:
Total Capital
(To risk weighted assets)
Consolidated	$47,587	8.64%	$44,085	≥8%	n/a	n/a
Carolina Bank	56,613	10.29%	44,012	≥8%	55,015	≥10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	41,827	7.59%	22,042	≥4%	n/a	n/a
Carolina Bank	41,898	7.62%	22,006	≥4%	33,009	≥6%
Tier 1 Capital
(To average assets)
Consolidated	41,827	6.99%	23,952	≥4%	n/a	n/a
Carolina Bank	41,898	7.00%	23,937	≥4%	29,922	≥5%

December 31, 2007:
Total Capital
(To risk weighted assets)
Consolidated	$44,101	10.00%	$35,269	≥8%	n/a	n/a
Carolina Bank	44,062	10.00%	35,244	≥8%	44,055	≥10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	39,425	8.94%	17,634	≥4%	n/a	n/a
Carolina Bank	39,530	8.97%	17,622	≥4%	26,433	≥6%
Tier 1 Capital
(To average assets)
Consolidated	39,425	8.14%	19,363	≥4%	n/a	n/a
Carolina Bank	39,530	8.17%	19,347	≥4%	24,184	≥5%

Subsequent to December 31, 2008, the Company issued $16 million in preferred stock to the United States Treasury under the Capital Purchase Program. The Company reinvested $10 million of the proceeds of the preferred stock in the Bank and deposited the remainder in the Bank to fund loan growth. The above capital ratios have increased since December 31, 2008 as a result of the additional capital. Interest on the preferred stock accrues and is payable quarterly at 5% per annum for the initial five years and at 9% per annum for the remaining five years if not called by the Company. The Company granted 357,675 common stock warrants at $6.71 to the Treasury as part of the preferred stock transaction.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 12 – Commitments

Operating leases

The Company leases land for its main office, a loan production office, a branch facility, and an ATM site under operating leases. Total future minimum lease payments, excluding renewal options, at December 31, 2008, under the leases are as follows:

(in thousands)
2009	$351
2010	329
2011	140
2012	149
2013	157
Thereafter	3,431

$4,557

Total lease expense was approximately $367,000 in 2008 and $281,000 in 2007.

Loans

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 2008 and 2007, pre-approved but unused lines of credit for loans totaled approximately $108,650,000 and $99,276,000. In addition, the Company had $7,289,000 and $6,224,000 in standby letters of credit at December 31, 2008 and 2007, respectively. These commitments represent no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 13 – Employee benefit plans

All employees of the Company who meet certain eligibility requirements can elect to participate in the Bank’s 401(k) plan. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code and the plan documents. The Company makes a 100% matching contribution up to a maximum of six percent of compensation which is vested immediately. The Company’s matching expense was $271,000 in 2008 and $219,000 in 2007.

In 2003, the Company established a nonqualified deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 25% matching contribution for monthly fees and the amounts deferred are invested solely in Company stock that is held in a rabbi trust. The Company stock held by the trust and the related deferred compensation liability are recorded at an amount equal to the original compensation deferred. Changes in the fair value of the stock are not recognized in the Company’s financial statements. At December 31, 2008, deferred directors’ fees of $648,000 had been used to purchase 68,166 shares of the Company’s stock held by the trust after distribution of shares to retiring directors. Deferred directors’ fees of $15,000 were also remitted to the trust before December 31, 2008 to buy stock in 2009. Prior to 2003, directors could elect to defer their fees however there was no separate trust, matching provision or investment in Company stock.

During December 2002, the Company added a supplemental executive retirement plan for certain officers. The plan was expanded in 2008 to include new officers and directors. The future benefits of the plan will be funded primarily by life insurance policies on certain employees with the Company designated as the beneficiary. Expenses were $466,000 in 2008 and $134,000 in 2007 related to this plan. At December 31, 2008 and 2007, other liabilities include $964,000 and $498,000, respectively, for this supplemental retirement plan. The cash surrender value of the related insurance policies has been included in other assets.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 14 – Fair value of financial statements

The following represents the estimated fair values and carrying amounts of financial instruments at December 31:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial Assets:
Cash and due from banks	$5,947	$5,947	$5,022	$5,022
Federal funds sold	1	1	—	—
Securities available for sale	59,803	59,803	59,304	59,304
Securities held to maturity	1,116	1,138	3,133	3,085
Net loans held for sale	19,163	19,163	11,869	11,869
Net loans held for investment	495,664	496,270	396,252	399,008
Accrued interest receivable	2,102	2,102	2,414	2,414

Financial Liabilities:
Demand and savings deposits	211,888	211,888	193,668	193,668
Time deposits	286,176	287,039	224,905	225,838
Federal Home Loan Bank advances	56,856	57,057	31,581	31,735
Securities sold under agreements to repurchase	2,487	2,487	3,452	3,452
Federal funds purchased	4,104	4,104	2,650	2,650
Subordinated debt	8,955	8,955	—	—
Trust preferred debt	10,310	8,681	10,310	10,310
Accrued interest payable	1,593	1,593	2,059	2,059

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 15 – Income (loss) per common share (EPS)

The reconciliation of the numerators and denominators of the basic income (loss) per share and diluted income per share computation at December 31, 2008 and 2007 follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)
2008
Basic income per share:
Income available to common stockholders	$2,194	3,344,010	$0.66

Effect of dilutive securities Stock options	—	42,621	(0.01)

Diluted income per share:

Income available to common stockholders and assumed conversions	$2,194	3,386,631	$0.65

2007
Basic income per share:
Income available to common stockholders	$3,024	3,280,315	$0.92

Effect of dilutive securities Stock options	—	122,396	(0.03)

Diluted income per share:

Income available to common stockholders and assumed conversions	$3,024	3,402,711	$0.89

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 16 – Condensed financial statements of parent company

Financial information pertaining to Carolina Bank Holdings, Inc. is as follows:

Condensed Balance Sheet

	December 31,
	2008	2007
	(in thousands)
Assets:
Cash	$39	$144
Securities available-for-sale	—	—
Investment in Carolina Capital Trust	310	310
Investment in Carolina Bank	41,647	39,600
Other assets	72	73

Total assets	$42,068	$40,127

Liabilities and stockholders' equity:
Accrued expenses	$182	$177
Junior subordinated debentures	10,310	10,310
Stockholders' Equity	31,576	29,640

Total liabilities and stockholders' equity	$42,068	$40,127

Condensed Statement of Operations

	Years ended December 31, 2008 and 2007
	2008	2007
	(in thousands)
Interest income	$19	$93

Interest expense	593	766
Other expense	100	118

Total expense	693	884

Income tax benefit	229	268

(Loss) before equity in undistributed net income of subsidiaries	(445)	(523)
Equity in undistributed income of subsidiaries	2,639	3,547

Net income	$2,194	$3,024

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 16 – Condensed financial statements of parent company (continued)

Condensed Statement of Cash Flows

Years ended December 31, 2008 and 2007

	2008	2007
	(in thousands)
Operating activities:
Net income	$2,194	$3,024
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Equity in undistributed income of subsidiaries	(2,639)	(3,547)
Stock compensation expensed	—	3
Change in other assets	1	25
Change in accrued expenses	5	2

Net cash used by operating activities	(439)	(493)

Investing activities:
Repayments from securities available for sale	—	1,000
Investment in subsidiary	—	(1,800)

Net cash provided by (used by) investing activities	—	(800)

Financing activities:
Dividend from subsidiary	150	—
Proceeds from stock options	184	261

Net cash provided by financing activities	334	261

Net change in cash	(105)	(1,032)

Cash at beginning of year	144	1,176

Cash at end of year	$39	$144

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$599	$767

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The company’s internal control over financial reporting is a process designed under the supervision of the company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes–Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the fourth quarter of 2008. In connection with such evaluation, the company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to pages 4-10 of the Proxy Statement.

We have adopted a Code of Ethics that applies, among others, to our principal executive officer and principal financial officer. Our Code of Ethics is available to any person, without charge, upon written request submitted to T. Allen Liles, Carolina Bank Holdings, Inc., 101 North Spring Street, Greensboro, North Carolina 27410.

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated by reference to pages 6-7 and 10-15 of the Proxy Statement

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to pages 2-4 of the Proxy Statement.

In 1997, the Bank’s shareholders approved the Carolina Bank 1997 Nonqualified Stock Option Plan for Directors (the “1997 Nonqualified Plan”) and the Carolina Bank 1997 Incentive Stock Option Plan (the “1997 Incentive Plan”). Both plans were adopted by us upon our organization as the bank’s holding company. The 1997 Nonqualified Plan provided for the issuance of up to 135,420 shares (as adjusted for stock dividends) of our common stock upon the exercise of options granted under the Plan. All options authorized under the Nonqualified Stock Option Plan have been granted. There were no stock options granted to members of our Board of Directors during the year ended December 31, 2008.

The maximum number of options to purchase shares of our common stock available for grant under the 1997 Incentive Plan was 135,420 (as adjusted for stock dividends). An amendment to the 1997 Incentive Plan increasing by 100,000 the number of shares available for issuance upon the exercise of stock options granted under the plan was approved by the shareholders at the 2003 annual meeting, bringing the total number of options to purchase shares of our stock available under such plan to 256,849 (as adjusted for stock dividends). Both the 1997 Nonqualified Plan and the 1997 Incentive Plan expired on May 20, 2007. The 2007 Incentive Plan provided for the issuance of options to purchase up to 36,420 shares (as adjusted for stock dividends) and expired on April 17, 2008. Stock options previously granted under the expired plans will remain outstanding until exercised or until expiration pursuant to their original contractual terms.

Of the authorized options under the stock option plans, 22,607 remained outstanding under the Nonqualified Plan and 238,985 remained outstanding under the Incentive Plans at December 31, 2008.

Option exercise prices under all of our stock option plans are established at market value on the date of grant.

The following chart contains details of all prior grants under the 1997 Nonqualified Stock Option Plan, the 1997 Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nonstatutory – 22,607	$4.73	0
	Incentive – 238,985	8.55	0

Equity compensation plans not approved by security holders	None	N/A	None

Total	261,592	8.22	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to pages 5 and 15 of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from pages 19-20 of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial statements included in Item 8 of this Annual Report on Form 10-K:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form: None

3.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Registrant(1)

3.2	Bylaws of Registrant(2)

4.1	Form of Stock Certificate for Common Stock(2)

4.2	Indenture(3)

4.3	Warrant to Purchase Common Stock of Carolina Bank Holdings, Inc., dated January 9, 2009(12)

4.4	Form of Stock Certificate for Series A Preferred Stock(12)

10.1	Employment Agreement of Robert T. Braswell(4)

10.2	Employment Agreement of T. Allen Liles(5)

10.3	Employment Agreement of Gunnar N. R. Fromen(5)

10.4	Employment Agreement of Daniel D. Hornfeck(5)

10.5	1997 Incentive Stock Option Plan(6)

10.6	1997 Non-qualified Stock Option Plan(7)

10.7	2007 Incentive Stock Option Plan(7)

10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell(8)

Exhibit Number	Description
10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles(9)

10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen(5)

10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck(5)

10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(9)

10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(9)

10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(9)

10.15	Carolina Bank Directors’ Deferral Plan(9)

10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett(5)

10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown(5)

10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III(5)

10.19	Director Retirement Agreement Between Carolina Bank and John D. Cornet(5)

10.20	Director Retirement Agreement Between Carolina Bank and James E. Hooper(5)

10.21	Director Retirement Agreement Between Carolina Bank and Kenneth C. Mayer, Jr. (5)

10.22	Director Retirement Agreement Between Carolina Bank and T. Gray McCaskill(5)

10.23	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas(5)

10.24	Amended and Restated Declaration of Trust of Carolina Capital Trust(10)

10.25	Guarantee Agreement(10)

21.1	Subsidiaries (Filed herewith)

Exhibit Number	Description
23.1	Consent of Cherry, Bekaert & Holland, L.L.P. (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

99.1	Proxy Statement for the 2009 Annual Meeting of Shareholders(11)

(1)	A complete copy of the company’s articles of incorporation, as amended on December 31, 2008, and January 8, 2009, is filed herewith.
(2)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission).
(3)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).
(4)	Incorporated by reference to Form 8-K/A of Carolina Bank Holdings, Inc. (Filed June 9, 2008 with the Securities and Exchange Commission).
(5)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed June 5, 2008 with the Securities and Exchange Commission).
(6)	Incorporated by reference to the registrant’s Registrant Statement on Form S-8, filed with the Securities and Exchange Commission on June 2, 2003
(7)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).
(8)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed May 27, 2008 with the Securities and Exchange Commission).
(9)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).
(10)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).
(11)	To be filed with the Securities and Exchange Commission Pursuant to Rule 14a-6.
(12)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 13, 2009 with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.
(Registrant)

By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date:	March 30, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert T. Braswell	March 30, 2009
Robert T. Braswell
President, Chief Executive Officer and Director

/s/ J. Alexander S. Barrett	March 30, 2009
J. Alexander S. Barrett
Director

/s/ Gary N. Brown	March 30, 2009
Gary N. Brown
Vice Chairman

/s/ George E. Carr	March 30, 2009
George E. Carr
Director

/s/ John D. Cornet	March 30, 2009
John D. Cornet
Chairman of the Board of Directors

/s/ James E. Hooper	March 30, 2009
James E. Hooper
Director

/s/ Kenneth C. Mayer, Jr.	March 30, 2009
Kenneth C. Mayer, Jr.
Director

/s/ T. Gray McCaskill	March 30, 2009
T. Gray McCaskill
Director

/s/ D. Wayne Thomas	March 30, 2008
D. Wayne Thomas
Director

/s/ T. Allen Liles	March 30, 2009
T. Allen Liles
Secretary, Treasurer and Principal Financial and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Registrant (Filed herewith)

3.2	Bylaws of Registrant*

4.1	Form of Stock Certificate*

4.2	Indenture*

4.3	Warrant to Purchase Common Stock of Carolina Bank Holdings, Inc., dated January 9, 2009*

4.4	Form of Stock Certificate for Series A Preferred Stock*

10.1	Employment Agreement of Robert T. Braswell*

10.2	Employment Agreement of T. Allen Liles*

10.3	Employment Agreement of Gunnar N. R. Fromen*

10.4	Employment Agreement of Daniel D. Hornfeck*

10.5	1997 Incentive Stock Option Plan*

10.6	1997 Non-qualified Stock Option Plan*

10.7	2007 Incentive Stock Option Plan*

10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell*

10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles*

10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen*

10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck*

10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell*

10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles*

10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen*

10.15	Carolina Bank Directors’ Deferral Plan*

10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett*

10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown*

10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III*

10.19	Director Retirement Agreement Between Carolina Bank and John D. Cornet*

10.20	Director Retirement Agreement Between Carolina Bank and James E. Hooper*

10.21	Director Retirement Agreement Between Carolina Bank and Kenneth C. Mayer, Jr.*

10.22	Director Retirement Agreement Between Carolina Bank and T. Gray McCaskill*

10.23	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas*

10.24	Amended and Restated Declaration of Trust of Carolina Capital Trust*

10.25	Guarantee Agreement*

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Cherry, Bekaert & Holland, L.L.P. (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

99.1	Proxy Statement for the 2009 Annual Meeting of Shareholders**

*	Incorporated by reference.
**	To be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.