Form 10-Q
period 2009-03-31
CAROLINA BANK HOLDINGS INC
filed 2009-05-15
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value, outstanding as of May 13, 2009

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$6,320	$5,947
Federal funds sold	1	1
Securities available-for-sale, at fair value	52,145	59,803
Securities held-to-maturity	1,074	1,116
Loans held for sale	30,796	19,163
Loans	514,203	501,424
Less allowance for loan losses	(6,749)	(5,760)

Net loans	507,454	495,664
Premises and equipment, net	19,459	19,652
Other assets	16,555	15,265

Total assets	$633,804	$616,611

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$27,692	$29,367
NOW, money market and savings	227,201	182,521
Time	266,554	286,176

Total deposits	521,447	498,064

Advances from the Federal Home Loan Bank	36,840	56,856
Federal funds purchased	3,889	4,104
Securities sold under agreements to repurchase	1,029	2,487
Subordinated debentures	19,283	19,265
Other liabilities and accrued expenses	3,601	4,259

Total liabilities	586,089	585,035

Commitments
Stockholders’ equity
Preferred stock, no par, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2009 and none in 2008	14,235	—
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2009 and 3,348,193 in 2008	3,387	3,348
Additional paid-in capital	17,613	15,586
Retained earnings	13,304	12,893
Stock in directors rabbi trust	(713)	(648)
Directors deferred fees obligation	713	648
Accumulated other comprehensive loss	(824)	(251)

Total stockholders’ equity	47,715	31,576

Total liabilities and stockholders’ equity	$633,804	$616,611

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Interest income
Loans	$7,213	$7,318
Investment securities, taxable	593	740
Investment securities, non taxable	123	82
Interest from federal funds sold	—	12
Other	—	1

Total interest income	7,929	8,153

Interest expense
NOW, money market, savings	980	1,227
Time deposits	2,272	2,846
Other borrowed funds	365	515

Total interest expense	3,617	4,588

Net interest income	4,312	3,565
Provision for loan losses	1,195	235

Net interest income after provision for loan losses	3,117	3,330
Non-interest income
Service charges	250	197
Mortgage banking income	1,810	575
Gains on sale of investments	235	—
Other	107	85

Total non-interest income	2,402	857

Non-interest expense
Salaries and benefits	2,443	1,755
Occupancy and equipment	593	379
Professional fees	348	289
Outside data processing	205	174
Advertising and promotion	158	115
Stationery, printing and supplies	112	108
Impairment of marketable securities	251	—
Other	367	273

Total non-interest expense	4,477	3,093

Income before income taxes	1,042	1,094
Income tax expense	377	392

Net income	665	702
Dividends and accretion on preferred stock	254	—

Net income available to common stockholders	$411	$702

Net income per common share
Basic	$0.12	$0.21

Diluted	$0.12	$0.21

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net income	$665	$702
Other comprehensive income:
Unrealized holding gains (losses) arising during the period, net of income taxes	(573)	203

Comprehensive income	$92	$905

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net income	$665	$702
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,195	235
Depreciation	226	134
Deferred income tax (benefit)	(403)	(69)
Amortization (accretion), net	(6)	(26)
Amortization of subordinated debt discount	18	—
Loss (gain) on sale of repossessed assets	4	(13)
Gain on sale of investments	(235)	—
Increase in loans held for sale, net of sales and gains	(11,633)	(4,151)
Decrease (increase) in other assets	28	(3,693)
Decrease in accrued expenses and other liabilities	(756)	(485)
Other operating activities	(40)	—

Net cash used for operating activities	(10,937)	(7,366)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(494)	(2,624)
Maturities and calls of securities available-for-sale	29	1,493
Repayments from mortgage-backed securities available-for-sale	1,657	1,977
Repayments from mortgage-backed securities held-to-maturity	40	45
Origination of loans, net of principal collected	(13,882)	(15,605)
Additions to premises and equipment	(33)	(1,884)
Proceeds from sales of assets	6,163	623

Net cash used for investing activities	(6,520)	(15,975)

Cash flows from financing activities
Net increase in deposits	23,383	19,126
Net increase (decrease) in Federal Home Loan Advances	(20,016)	4,993
Net (decrease) in Federal funds purchased	(215)	(56)
Decrease in securities sold under agreements to repurchase	(1,458)	(560)
Proceeds from issuance of preferred stock	16,000	—
Dividends paid	(80)	—
Proceeds from exercised stock options	216	164

Net cash provided by financing activities	17,830	23,667

Net increase in cash and cash equivalents	373	326
Cash and cash equivalents at beginning of period	5,948	5,022

Cash and cash equivalents at end of period	$6,321	$5,348

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,700	$4,631

Cash paid during the period for income taxes	$300	$665

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$897	$201

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note A – Summary

Carolina Bank Holdings, Inc. (the “Holding Company” or the “Company”) is a North Carolina corporation organized in 2000. In August 2000 pursuant to the plan of exchange approved by the shareholders of Carolina Bank (the “Bank”), all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Holding Company. The Holding Company presently has no employees.

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has four retail locations in Greensboro and an office in Asheboro, Burlington and High Point. A loan production office was opened in Winston-Salem in February 2008 and obtained deposit taking capabilities in April 2009. All offices are in the Piedmont Triad region of North Carolina.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2009 and 2008, are not necessarily indicative of the results that may be expected for future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2008 and 2007, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the annual financial statements.

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

The Company adopted SFAS No. 123R, Share-Based Payment, in 2006. There were no stock option grants in the first quarter of 2008 or 2009. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $9,000 in both the first quarter of 2009 and first quarter of 2008. At March 31, 2009, there was $131,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 3.7 years.

Note F – Earnings per share

Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2009 and 2008, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,451,559 and 3,341,061, respectively.

The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, are stock options granted to various directors and officers of the Bank and warrants to purchase common stock in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Net income available to common shareholders	$411	$702

Weighted average outstanding shares—basic	3,452	3,341

Dilutive effect of stock options	4	74

Weighted average shares—diluted	3,456	3,415

Diluted earnings per share	$0.12	$0.21

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted 357,675 common stock warrants at $6.71 to the U.S. Treasury as part of the preferred stock transaction. In accordance with Accounting Principles Board, APB-14, the preferred stock and common stock warrants were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrants. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of discount for the first quarter of 2009 was $76,000. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% after five years.

Note H – Subordinated debentures

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

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $8,973,000 and $8,955,000 at March 31, 2009 and December 31, 2008, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997, which established standards for the way public business enterprises report information about operating segments. The Company is considered to have two principal business segments in 2008 and 2009, the Commercial/Retail Bank and the Wholesale Mortgage Division. The Wholesale Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. Financial performance for the first quarters of 2009 and 2008 and selected balance sheet information at March 31, 2009 and 2008 for each segment is as follows:

	March 31, 2009			March 31, 2008
	Commercial/Retail Bank	Wholesale Mortgage Division	Total	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)			(in thousands)
Interest income	$7,622	$307	$7,929	$7,946	$207	$8,153
Interest expense	3,311	306	3,617	4,453	135	4,588

Net interest income	4,311	1	4,312	3,493	72	3,565
Provision for loan losses	1,195	—	1,195	235	—	235

Net interest income after provision for loan losses	3,116	1	3,117	3,258	72	3,330
Non-interest income	709	1,693	2,402	368	489	857
Non-interest expense	3,626	851	4,477	2,782	311	3,093

Income before income taxes	199	843	1,042	844	250	1,094
Income tax expense	50	327	377	294	98	392

Net income	$149	$516	$665	$550	$152	$702

Total Assets	$602,815	$30,989	$633,804	$507,974	$16,229	$524,203
Net loans	507,454	30,796	538,250	411,421	16,020	427,441
Equity	47,199	516	47,715	30,381	152	30,533

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which improves the relevance, comparability, and transparency of financial information provided to investors by requiring entities to report noncontrolling, minority, interests in subsidiaries as equity in the consolidated financial statements. The effective date of this statement is the same as SFAS No. 141R. The presentation and disclosure requirements were required to be applied retrospectively for all periods presented. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

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

In April 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments, is designed to bring greater consistency to the timing of impairment recognition, and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. The Company adopted the aforementioned FSPs in the period ended March 31, 2009 as outlined in Note L below.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2008. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Note K – Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company has not elected the fair value option to value liabilities. Securities available-for-sale and loans held for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $30.8 million and $19.2 million included positive fair value adjustments of $276,000 and $152,000 at March 31, 2009 and December 31, 2008, respectively.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009 and December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $12.2 million and $5.7 million at March 31, 2009 and December 31, 2008, respectively. Of such loans, $10.6 million had specific loss allowances aggregating $1.6 million at March 31, 2009 and $5.7 million had specific loss allowances aggregating $840,000 at December 31, 2008.

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below.

	March 31, 2009
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Loans held for sale	$—	$30,796	$—	$30,796
Securities available-for-sale	275	51,870	—	52,145

Total assets	$275	$82,666	$—	$82,941

Note L – Impairment of debt security and subsequent event

Investments are periodically evaluated for any impairment which would be deemed other than temporary. At March 31, 2009, our investment pricing model determined that the fair value of our investment in a trust preferred debt security of $850,000 issued by Silverton Financial Services, Inc. (SFSI), formerly Community Financial Services, Inc., was less than our recorded book value by $460,000. SFSI is the parent company of Silverton Bank, NA. The decline in value was determined to be other than temporary and analysis indicated that $251,000 of the loss represented credit concerns. An impairment charge of $251,000 was recognized against net income in the first quarter of 2009 while the remaining portion of the loss, $209,000 ($138,000 after adjustment for income taxes), was recognized as a charge to other comprehensive income in stockholders’ equity. This is the only debt security which the Company has deemed impaired.

In May of 2009, Silverton Bank, NA was closed by the Office of the Comptroller of the Currency (OCC), and the FDIC was named Receiver. Silverton Bridge Bank, NA was chartered as a new national bank by the OCC and controlled by the FDIC to allow liquidation of Silverton Bank in an orderly fashion. The Company used Silverton Bank, NA for a number of correspondent services but no losses are anticipated related to the use of these services as Silverton was a participant in the FDIC’s Transaction Account Guarantee Program that fully insured all non-interest bearing accounts. The Company is currently attempting to obtain additional information to determine the value of its investment in the trust preferred security of $850,000 issued by SFSI and may experience additional impairment adjustments in the second quarter of 2009 and future periods.

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

Comparison of Financial Condition

Assets. Our total assets increased by $17.2 million, or 2.8%, from $616.6 million at December 31, 2008, to $633.8 million at March 31, 2009. During the three month period ended March 31, 2009, cash and due from banks increased slightly and investment securities declined by 12.6%. Loans held for sale increased 60.7% during the quarter to $30.8 million at March 31, 2009 due to strong originations by our wholesale loan division. Loans held for investment increased by $12.8 million or 2.6% during the first quarter of 2009. We continue to experience good commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina. The rate of growth in loans held for investment slowed during the first quarter of 2009, primarily due to a more challenging credit environment.

Liabilities. Total deposits increased by $23.4 million, or 4.7%, from $498.1 million at December 31, 2008, to $521.4 million at March 31, 2009. NOW, money market and savings accounts increased $44.7 million while time deposits declined $19.6 million during the quarter. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances declined $20.0 million during the first quarter to $36.8 million at March 31, 2009. We had approximately $28.3 million in out-of-market time deposits from other institutions and $47.0 million in brokered time deposits at March 31, 2009, an increase of $13.8 million in these two types of accounts from December 31, 2008.

Stockholders’ Equity. Total stockholders’ equity was up $16.1 million at March 31, 2009 to $47.7 million from $31.6 million at December 31, 2008, primarily due to the issuance of $16 million in preferred stock to the U. S. Treasury in January 2009.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

General. Net income for first quarter of 2009 was $665,000 compared to $702,000 in the first quarter of 2008. Net income available to common stockholders for the three months ended March 31, 2009 and 2008, amounted to $411,000, or $0.12 per diluted share and $702,000, or $0.21 per diluted share, respectively. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. The decrease in net income available to common shareholders was primarily due to a higher provision for loan losses as credit conditions deteriorated in our markets during the first quarter of 2009.

Net interest income. Net interest income increased 21.0% to $4,312,000 for the three months ended March 31, 2009, from $3,565,000 for the three months ended March 31, 2008. Growth in interest earning assets and liabilities accounted for most of the higher net interest income in 2009. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 2.96% in the first quarter of 2009 from 2.94% in the first quarter of 2008. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2009 and 2008.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended March 31,
	2009			2008
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$168	$—	0.00%	$71	$1	5.65%
Federal funds sold	746	—	0.00%	1,626	12	2.96%
Non-taxable investments (2.)	11,196	173	6.27%	7,634	117	6.15%
Taxable investments	48,543	593	4.95%	54,999	740	5.40%
Loan held for sale	23,675	307	5.26%	13,827	207	6.00%
Loans (3.)	514,292	6,906	5.45%	412,521	7,111	6.91%

Interest-earning assets	598,620	7,979		490,678	8,188
Interest-earning assets			5.41%			6.69%

Non interest-earning assets	34,392			22,902

Total assets	$633,012			$513,580

Interest-bearing liabilities
Interest checking	$27,405	34	0.50%	$21,417	61	1.14%
Money market and savings	167,593	946	2.29%	142,884	1,166	3.27%
Time certificates and IRAs	283,249	2,272	3.25%	237,674	2,846	4.80%
Other borrowings	75,285	365	1.97%	48,733	515	4.24%

Total interest-bearing liabilities	553,532	3,617		450,708	4,588
Cost on average
Interest-bearing liabilities			2.65%			4.08%

Non-interest-bearing liabilities
Demand deposits	28,688			28,806
Other liabilities	4,617			3,747

Total non-interest-bearing liabilities	33,305			32,553

Total liabilities	586,837			483,261
Stockholders’ equity	46,175			30,319

Total liabilities and equity	$633,012			$513,580
Net interest income		$4,362			$3,600

Net yield on average interest-earning assets			2.96%			2.94%

Interest rate spread			2.76%			2.61%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $1,195,000 for the three months ended March 31, 2009 compared to $235,000 for the three months ended March 31, 2008, an increase of 408.5%. The amount of the provision for loan losses increased because of higher allowances for loan losses required on the elevated level of non-performing loans at March 31, 2009. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $2,402,000 for the three months ended March 31, 2009, as compared to $857,000 for the three months ended March 31, 2008. The increase in 2009 was primarily attributable to additional mortgage banking income of $1,235,000 which was mostly generated by the wholesale mortgage division. The wholesale mortgage division has expanded rapidly to keep up with strong home mortgage demand during this period of low interest rates. Gains on the sale of investments were $235,000 during the first quarter of 2009, and service charges and other non-interest income experienced growth in excess of 25% from the first quarter of 2008.

Non-interest expense. Total non-interest expense amounted to $4,477,000 for the three months ended March 31, 2009, as compared to $3,093,000 for the three months ended March 31, 2008. Excluding an impairment charge on an investment security of $251,000 during the first quarter of 2009, non-interest expenses increased $1,133,000, or 36.6% in 2009 from 2008. Higher expenses resulted primarily from growth in our wholesale mortgage division, from our new corporate headquarters and banking office in downtown Greensboro, and from an expanded office in Winston-Salem.

Income taxes. Income taxes amounted to $377,000, or 36.2% of income before income taxes, for the three month period ended March 31, 2009, as compared to $392,000, or 35.8% of income before income taxes, for the three month period ended March 31, 2008.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $13,490,000 at March 31, 2009, compared to $6,384,000 at December 31, 2008. Non-performing assets, as a percentage of total assets, were 2.13% at March 31, 2009, compared to 1.04% at December 31, 2008. There were no loans 90 days or more past due and still accruing interest at March 31, 2009 or at December 31, 2008. Foreclosed real estate was $1,288,000 at March 31, 2009 and $728,000 at December 31, 2008.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to non-performing loans, increased to $1,614,000 at March 31, 2009 from $840,000 at December 31, 2008 as the level of non-performing loans increased $6,546,000 during the quarter. The general section of our allowance for loan losses was $5,135,000 at March 31, 2009 and $4,920,000 at December 31, 2008. These reserves apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.40% on residential real estate loans to 10.00% on unsecured consumer revolving loans, to categories of performing loans at each period end. The general section also includes allowances for watch list loans which are still performing but carry a higher degree of risk because of declining credit factors.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, federal funds sold, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2008 and 2009, we kept lower levels of short-term liquidity due to our strong loan growth, due to our attempts to minimize the negative impact of declining interest rates, and due to our decision not to match the irresponsible deposit pricing of some of our competitors.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2009 and December 31, 2008, our levels of capital exceeded all applicable regulatory requirements.

Due to our strong growth in recent years and our anticipation of continued strong growth, we increased our capital in January 2009 by issuing $16 million in preferred stock to the United States Treasury under the Capital Purchase program. Carolina Bank also issued approximately $9 million in subordinated debt through a private placement in the third quarter of 2008 to increase capital at the bank level.

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2009 and December 31, 2008, pre-approved but unused lines of credit for loans totaled approximately $113,358,000 and $108,650,000, respectively. In addition, we had $10,095,000 and $7,289,000 in standby letters of credit at March 31, 2009 and December 31, 2008, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our new Greensboro headquarters, our office in Winston-Salem and an ATM out-parcel in Asheboro. Minimum lease payments over the next five years are $1,077,000 and $3,391,000 thereafter.

ITEM T.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2009. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the first quarter of 2009. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item is included in the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on January 13, 2009.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: May 13, 2009	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 13, 2009	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer