Form 10-Q
period 2009-06-30
CAROLINA BANK HOLDINGS INC
filed 2009-08-05
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value, outstanding as of August 3, 2009.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$17,277	$5,947
Federal funds sold	—	1
Securities available-for-sale, at fair value	55,149	59,803
Securities held-to-maturity	933	1,116
Loans held for sale	36,606	19,163
Loans	532,954	501,424
Less allowance for loan losses	(7,560)	(5,760)

Net loans	525,394	495,664
Premises and equipment, net	19,415	19,652
Other assets	20,418	15,265

Total assets	$675,192	$616,611

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$31,754	$29,367
NOW, money market and savings	263,302	182,521
Time	263,734	286,176

Total deposits	558,790	498,064

Advances from the Federal Home Loan Bank	41,821	56,856
Federal funds purchased	938	4,104
Securities sold under agreements to repurchase	1,200	2,487
Subordinated debentures	19,302	19,265
Other liabilities and accrued expenses	4,199	4,259

Total liabilities	626,250	585,035

Commitments
Stockholders’ equity
Preferred stock, no par, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2009 and none in 2008	14,313	—
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2009 and 3,348,193 in 2008	3,387	3,348
Common stock warrants	1,841	—
Additional paid-in capital	15,780	15,586
Retained earnings	13,355	12,893
Stock in directors rabbi trust	(758)	(648)
Directors deferred fees obligation	758	648
Accumulated other comprehensive income (loss)	266	(251)

Total stockholders’ equity	48,942	31,576

Total liabilities and stockholders’ equity	$675,192	$616,611

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Interest income
Loans	$7,414	$6,947	$14,627	$14,265
Investment securities, taxable	533	684	1,126	1,424
Investment securities, non-taxable	135	89	258	171
Interest from federal funds sold	—	8	—	20
Other	1	—	1	1

Total interest income	8,083	7,728	16,012	15,881

Interest expense
NOW, money market, savings	1,134	962	2,114	2,189
Time deposits	1,898	2,652	4,170	5,498
Other borrowed funds	311	403	676	918

Total interest expense	3,343	4,017	6,960	8,605

Net interest income	4,740	3,711	9,052	7,276
Provision for loan losses	2,036	620	3,231	855

Net interest income after provision for loan losses	2,704	3,091	5,821	6,421
Non-interest income
Service charges	248	209	498	406
Mortgage banking income	2,798	827	4,608	1,402
Gains on sale of investments	—	227	235	227
Other	196	158	303	243

Total non-interest income	3,242	1,421	5,644	2,278

Non-interest expense
Salaries and benefits	2,520	1,926	4,963	3,681
Occupancy and equipment	576	420	1,169	799
Professional fees	252	394	600	683
Outside data processing	201	164	406	338
FDIC insurance	623	165	720	242
Advertising and promotion	132	183	290	298
Stationery, printing and supplies	173	159	285	267
Impairment of marketable securities	514	—	765	—
Other	523	189	793	385

Total non-interest expense	5,514	3,600	9,991	6,693

Income before income taxes	432	912	1,474	2,006
Income tax expense	97	304	474	696

Net income	335	608	1,000	1,310
Dividends and accretion on preferred stock	284	—	538	—

Net income available to common stockholders	$51	$608	$462	$1,310

Net income per common share
Basic	$0.02	$0.18	$0.14	$0.39

Diluted	$0.02	$0.18	$0.14	$0.38

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net income	$335	$608	$1,000	$1,310
Other comprehensive income:
Unrealized holding gains (losses) arising during the period, net of income taxes	1,090	(426)	517	(223)

Comprehensive income	$1,425	$182	$1,517	$1,087

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

	Preferred Stock	Discount on Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Retained Earnings	Stock in Directors Rabbi Trust	Directors Deferred Fees Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2008	$—	$—	$3,348	$—	$15,586	$12,893	$(648)	$648	$(251)	$31,576

Comprehensive income
Net income	—	—	—	—	—	1,000	—	—	—	1,000
Other comprehensive income -
Unrealized gain on securities available for sale, net of tax of $161	—	—	—	—	—	—	—	—	517	517

Comprehensive income										1,517
Directors deferred fees	—	—	—	—	—	—	(110)	110	—	—
Stock options exercised	—	—	39	—	176	—	—	—	—	215
Stock options expensed	—	—	—	—	18	—	—	—	—	18

Issuance of preferred stock	16,000	(1,841)		1,841						16,000
Amortization of preferred stock discount		154				(154)				—
Preferred stock dividends						(384)				(384)

Balance, June 30, 2009	$16,000	$(1,687)	$3,387	$1,841	$15,780	$13,355	$(758)	$758	$266	$48,942

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net income	$1,000	$1,310
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,231	855
Depreciation	457	275
Impairment of investment securities available for sale	765	—
Equity-based compensation	18	18
Deferred income tax (benefit)	(807)	(264)
Amortization (accretion), net	(22)	(38)
Amortization of subordinated debt discount	37	—
Gain on sale of repossessed assets	(51)	(7)
Gain on sale of investments	(235)	(227)
Increase in loans held for sale, net of sales and gains	(17,443)	(3,761)
Increase in other assets	(278)	(4,108)
Decrease in accrued expenses and other liabilities	(60)	(163)
Other operating activities	22	—

Net cash (used for) operating activities	(13,366)	(6,110)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(4,434)	(6,214)
Maturities and calls of securities available-for-sale	529	1,543
Maturities and calls of securities held-to-maturity	—	1,800
Repayments from mortgage-backed securities available-for-sale	3,090	4,736
Repayments from mortgage-backed securities held-to-maturity	179	132
Origination of loans, net of principal collected	(38,255)	(56,593)
Additions to premises and equipment	(220)	(4,062)
Proceeds from sales of assets	6,633	1,063

Net cash (used for) investing activities	(32,478)	(57,595)

Cash flows from financing activities
Net increase in deposits	60,726	41,767
Net increase (decrease) in Federal Home Loan Advances	(15,035)	18,626
Net increase (decrease) in Federal funds purchased	(3,166)	5,084
Increase (decrease) in securities sold under agreements to repurchase	(1,287)	430
Proceeds from issuance of preferred stock	16,000	—
Dividends paid	(280)	—
Proceeds from exercised stock options	215	155

Net cash provided by financing activities	57,173	66,062

Net increase in cash and cash equivalents	11,329	2,357
Cash and cash equivalents at beginning of period	5,948	5,022

Cash and cash equivalents at end of period	$17,277	$7,379

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,603	$8,577

Cash paid during the period for income taxes	$600	$1,665

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$5,294	$251

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note A – Summary

Carolina Bank Holdings, Inc. (the “Holding Company” or the “Company”) is a North Carolina corporation organized in 2000. In August 2000 pursuant to the plan of share exchange approved by the shareholders of Carolina Bank (the “Bank”), all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Holding Company. The Holding Company presently has no employees.

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2009 and 2008, are not necessarily indicative of the results that may be expected for future periods.

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

Note E – Stock compensation plans

The Company has four stock option plans, a nonqualified plan for directors (Director Plan) and three incentive stock option plans for management and employees (Employee Plans). The plans provide for the issuance of options to purchase common shares of the Company, and the exercise price of each option is equal to the fair value of the common stock on the date of grant.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, in 2006. There were no stock option grants in the first six months of 2008 or 2009. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $18,000 in the first six months of 2009 and 2008. At June 30, 2009, there was $121,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 3.4 years.

Note F – Earnings per share

Earnings per share has been determined under the provisions of the SFAS No. 128, Earnings Per Share. For the quarters ended June 30, 2009 and 2008, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,045 and 3,342,966, respectively.

The only potential stock of the Company as defined in the SFAS No. 128, Earnings Per Share, are stock options granted to various directors and officers of the Bank and warrants to purchase common stock in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net income available to common shareholders	$51	$608	$462	$1,310
Weighted average outstanding shares - basic	3,387	3,343	3,382	3,342
Dilutive effect of stock options	—	54	2	64

Weighted average shares - diluted	3,387	3,397	3,384	3,406

Diluted earnings per share	$0.02	$0.18	$0.14	$0.38

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted 357,675 common stock warrants at $6.71 to the U.S. Treasury as part of the preferred stock transaction. In accordance with Accounting Principles Board, APB-14, the preferred stock and common stock warrants were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrants. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of discount for the first six months of 2009 was $154,000. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% after five years.

Note H – Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidated Variable Interest Entities. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 and Tier 2 capital under Federal Reserve Board guidelines. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part, on or after January 7, 2010.

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $8,992,000 and $8,955,000 at June 30, 2009 and December 31, 2008, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note I – Operating segments

The FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997, which established standards for the way public business enterprises report information about operating segments. The Company is considered to have two principal business segments in 2009 and 2008, the Commercial/Retail Bank and the Wholesale Mortgage Division. The Wholesale Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. Financial performance for the three months ending June 30, 2009 and 2008 and selected balance sheet information at June 30, 2009 and 2008 for each segment is as follows:

	Three months ending June 30, 2009			Three months ending June 30, 2008
	Commercial/Retail Bank	Wholesale Mortgage Division	Total	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)			(in thousands)
Interest income	$7,679	$404	$8,083	$7,487	$241	$7,728
Interest expense	2,930	413	3,343	3,815	202	4,017

Net interest income	4,749	(9)	4,740	3,672	39	3,711
Provision for loan losses	2,036	—	2,036	620	—	620

Net interest income after provision for loan losses	2,713	(9)	2,704	3,052	39	3,091
Non-interest income	571	2,671	3,242	726	695	1,421
Non-interest expense	4,252	1,262	5,514	3,163	437	3,600

Income before income taxes	(968)	1,400	432	615	297	912
Income tax expense	(446)	543	97	188	116	304

Net income	$(522)	$857	$335	$427	$181	$608

Total Assets	$638,292	$36,900	$675,192	$551,315	$15,804	$567,119
Net loans	525,394	36,606	562,000	451,739	15,630	467,369
Equity	47,569	1,373	48,942	30,390	333	30,723

Financial performance for the six months ending June 30, 2009 and 2008 and selected balance sheet information at June 30, 2009 and 2008 for each segment is as follows:

	Six months ending June 30, 2009			Six months ending June 30, 2008
	Commercial/Retail Bank	Wholesale Mortgage Division	Total	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)			(in thousands)
Interest income	$15,301	$711	$16,012	$15,433	$448	$15,881
Interest expense	6,241	719	6,960	8,268	337	8,605

Net interest income	9,060	(8)	9,052	7,165	111	7,276
Provision for loan losses	3,231	—	3,231	855	—	855

Net interest income after provision for loan losses	5,829	(8)	5,821	6,310	111	6,421
Non-interest income	1,280	4,364	5,644	1,094	1,184	2,278
Non-interest expense	7,878	2,113	9,991	5,945	748	6,693

Income before income taxes	(769)	2,243	1,474	1,459	547	2,006
Income tax expense	(396)	870	474	482	214	696

Net income	$(373)	$1,373	$1,000	$977	$333	$1,310

Total Assets	$638,292	$36,900	$675,192	$551,315	$15,804	$567,119
Net loans	525,394	36,606	562,000	451,739	15,630	467,369
Equity	47,569	1,373	48,942	30,390	333	30,723

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, which requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Relevance, completeness, and representation faithfulness of the information provided in financial reports about the assets acquired and liabilities assumed in a business combination are improved with implementation of this statement. This statement applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which improves the relevance, comparability, and transparency of financial information provided to investors by requiring entities to report noncontrolling, minority, interests in subsidiaries as equity in the consolidated financial statements. The effective date of this statement is the same as SFAS No. 141(R). The presentation and disclosure requirements were required to be applied retrospectively for all periods presented. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

In April 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments, is designed to bring greater consistency to the timing of impairment recognition, and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. The Company adopted the aforementioned FSPs in the period ended March 31, 2009 as outlined in Notes L and M below.

FASB Statement 165, Subsequent Events, is effective for June 30, 2009 interim financial statements and provides guidance similar to that in the auditing standards related to recognized and unrecognized subsequent events with required disclosure of the date that an entity had evaluated subsequent events and whether that date is the date of issuance of the financial statements. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles replaces SFAS 162 on July 1, 2009 by codifying generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The codification is not intended to change GAAP but will represent a significant change in the way we research issues and reference U.S. GAAP. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

FASB Statement 167, Amendments to FASB Interpretation No. 46(R), is effective for annual reporting periods beginning after November 15, 2009 and for interim periods within the first annual reporting period. It improves how enterprises account for and disclose their involvement with variable interest entities, which are special-purpose entities and other entities whose equity at risk is insufficient or lacks certain characteristics. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to June 30, 2009. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

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

A summary of the amortized cost and estimated fair values of securities available-for-sale and held-to-maturity follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2009

Available for sale
U.S. agency obligations	$997	$70	$—	$1,067
Municipal securities	14,271	131	202	14,200
FNMA, FHLMC, and GNMA mortgage-backed securities	29,688	1,168	1	30,855
Corporate securities	5,554	45	666	4,933
Restricted stock	3,702	—	—	3,702
Unrestricted stock	533	—	141	392

	$54,745	$1,414	$1,010	$55,149

Held to maturity
FNMA and GNMA mortgage-backed securities	933	23	—	956

	$933	$23	$—	$956

December 31, 2008

Available for sale
U.S. agency obligations	$2,256	$107	$—	$2,363
Municipal securities	11,245	62	279	11,028
FNMA, FHLMC, and GNMA mortgage-backed securities	37,175	983	42	38,116
Corporate securities	5,414	—	1,044	4,370
Restricted stock	3,560	—	—	3,560
Unrestricted stock	533	—	167	366

	$60,183	$1,152	$1,532	$59,803

Held to maturity
FNMA and GNMA mortgage-backed securities	1,116	22	—	1,138

	$1,116	$22	$—	$1,138

Information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2009:
Municipal securities	$5,643	$89	$1,447	$113	$7,090	$202
FNMA, FHLMC, GNMA mortgage backed securities	291	1	—	—	291	1
Corporate securities	—	—	3,380	666	3,380	666
Unrestricted stock	—	—	392	141	392	141

Total	$5,934	$90	$5,219	$920	$11,153	$1,010

December 31, 2008:
Municipal securities	$7,470	$279	$—	$—	$7,470	$279
FNMA, FHLMC, GNMA mortgage backed securities	3,248	39	372	3	3,620	42
Corporate securities	3,870	1,044	—	—	3,870	1,044
Unrestricted stock	—	—	366	167	366	167

Total	$14,588	$1,362	$738	$170	$15,326	$1,532

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $36.6 million and $19.2 million included positive fair value adjustments of $361,000 and $152,000 at June 30, 2009 and December 31, 2008, respectively.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009 and December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $16.8 million and $5.7 million at June 30, 2009 and December 31, 2008, respectively. Of such loans, $16.8 million had specific loss allowances aggregating $2.3 million at June 30, 2009 and $5.7 million had specific loss allowances aggregating $840,000 at December 31, 2008.

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	June 30, 2009
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Loans held for sale	$—	$36,606	$—	$36,606
Securities available-for-sale	392	54,757	—	55,149

Total assets	$392	$91,363	$—	$91,755

Note L. Fair value of financial statements

The following represents the estimated fair values and carrying amounts of financial instruments at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$17,277	$17,277	$5,947	$5,947
Federal funds sold	—	—	1	1
Securities available for sale	55,149	55,149	59,803	59,803
Securities held to maturity	933	956	1,116	1,138
Net loans held for sale	36,606	36,606	19,163	19,163
Net loans held for investment	525,394	525,994	495,664	496,270
Accrued interest receivable	2,224	2,224	2,102	2,102

Financial Liabilities:
Demand and savings deposits	295,056	295,056	211,888	211,888
Time deposits	263,734	264,083	286,176	287,039
Federal Home Loan Bank advances	41,821	41,966	56,856	57,057
Securities sold under agreements to repurchase	1,200	1,200	2,487	2,487
Federal funds purchased	938	938	4,104	4,104
Subordinated debt	8,992	8,992	8,955	8,955
Trust preferred debt	10,310	8,215	10,310	8,681
Accrued interest payable	950	950	1,593	1,593

Note M – Impairment of debt security

Investments are periodically evaluated for any impairment which would be deemed other than temporary. At June 30, 2009, the investment pricing model calculated that the fair value of the Bank’s investment in a trust preferred debt security of $850,000 issued by Silverton Financial Services, Inc. (SFSI), formerly Community Financial Services, Inc., was less than the recorded book value by $765,000. SFSI is the former parent company of Silverton Bank, NA which was closed by the Office of the Comptroller of the Currency in May 2009. SFSI is currently in bankruptcy. The decline in value was determined to be other than temporary and impairment charges of $514,000 and $765,000 were recorded in the three and six months ended June 30, 2009, respectively. An impairment charge of $251,000 was recognized in the first quarter of 2009. This is the only debt security which the Company has deemed impaired.

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

Comparison of Financial Condition

Assets. Our total assets increased by $58.6 million, or 9.5%, from $616.6 million at December 31, 2008, to $675.2 million at June 30, 2009. During the six month period ended June 30, 2009, cash and due from banks increased by $11.3 million, while investment securities decreased by $4.8 million. Loans held for sale increased 91.0% during the first half of 2009 to $36.6 million at June 30, 2009 due to strong originations by our wholesale loan division. Loans held for investment increased by $31.5 million or 6.3% during the first six months of 2009. We continue to experience good commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina. The rate of growth in loans held for investment slowed during the first six months of 2009, primarily due to a more challenging credit environment.

Liabilities. Total deposits increased by $60.7 million, or 12.2%, from $498.1 million at December 31, 2008, to $558.8 million at June 30, 2009. NOW, money market and savings accounts increased $80.8 million while time deposits declined $22.4 million during the first half of 2009. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances declined $15.0 million during the first six months to $41.8 million at June 30, 2009. We had approximately $30.2 million in out-of-market time deposits from other institutions and $52.2 million in brokered time deposits at June 30, 2009, an increase of $21.0 million in these two types of accounts from December 31, 2008.

Stockholders’ Equity. Total stockholders’ equity was up $17.4 million at June 30, 2009 to $48.9 million from $31.6 million at December 31, 2008, primarily due to the issuance of $16 million in preferred stock to the U. S. Treasury in January 2009 and retained income.

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008

General. Net income for second quarter of 2009 was $335,000 compared to $608,000 in the second quarter of 2008. Net income available to common stockholders for the three months ended June 30, 2009 and 2008, amounted to $51,000, or $0.02 per diluted share and $608,000, or $0.18 per diluted share, respectively. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. The decrease in net income available to common shareholders was primarily due to an impairment charge on an investment security and a higher provision for loan losses as credit conditions deteriorated in our markets during the second quarter of 2009.

The unemployment rate in North Carolina rose to 11.2% at June 30, 2009 from 6.2% at June 30, 2008. Our primary lending market in the Piedmont Triad also experienced a similar unemployment rate increase in the past year with deteriorating economic conditions which have negatively impacted our borrowers. The commercial/retail bank segment reported a net loss of $522,000 for the three months ending June 30, 2009 due to higher provisions for loan losses and an impairment charge on an investment security. On the other hand, our wholesale mortgage division reported record quarterly net income of $857,000 for the three months ending June 30, 2009 due to lower mortgage rates and related higher refinancing by borrowers.

Net interest income. Net interest income increased 27.7% to $4,740,000 for the three months ended June 30, 2009, from $3,711,000 for the three months ended June 30, 2008. Growth in interest earning assets and liabilities and a 24 basis point increase in the net yield on interest earning assets accounted for most of the higher net interest income in 2009. The increase in capital through the issuance of $16 million in preferred stock in early 2009 also contributed to increased net interest income. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.15% in the second quarter of 2009 from 2.91% in the second quarter of 2008. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2009 and 2008.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended June 30,
	2009			2008
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance(1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$2,101	$1	0.19%	$55	$—	0.00%
Federal funds sold	—	—		1,569	8	2.05%
Non-taxable investments (2.)	12,378	197	6.38%	8,364	127	6.09%
Taxable investments	42,968	533	4.98%	51,955	684	5.28%
Loan held for sale	33,500	404	4.84%	17,599	241	5.49%
Loans (3.)	521,406	7,010	5.39%	436,610	6,706	6.16%

Interest-earning assets	612,353	8,145		516,152	7,766
Interest-earning assets			5.34%			6.03%

Non interest-earning assets	42,547			28,656

Total assets	$654,900			$544,808

Interest-bearing liabilities
Interest checking	$29,895	$37	0.50%	$24,356	$57	0.94%
Money market and savings	209,365	1,182	2.26%	140,379	905	2.59%
Time certificates and IRAs	275,615	1,898	2.76%	246,688	2,652	4.31%
Other borrowings	55,327	226	1.64%	69,192	403	2.34%

Total interest-bearing liabilities	570,202	3,343		480,615	4,017
Cost on average
Interest-bearing liabilities			2.35%			3.35%

Non-interest-bearing liabilities
Demand deposits	30,276			29,462
Other liabilities	5,860			3,862

Total non-interest-bearing liabilities	36,136			33,324

Total liabilities	606,338			513,939
Stockholders’ equity	48,562			30,869

Total liabilities and equity	$654,900			$544,808
Net interest income		$4,802			$3,749

Net yield on average interest-earning assets			3.15%			2.91%

Interest rate spread			2.98%			2.68%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $2,036,000 for the three months ended June 30, 2009 compared to $620,000 for the three months ended June 30, 2008, an increase of 228.4%. The amount of the provision for loan losses increased because of higher allowances for loan losses required on the elevated level of non-performing loans at June 30, 2009. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $3,242,000 for the three months ended June 30, 2009, as compared to $1,421,000 for the three months ended June 30, 2008. The increase in 2009 was primarily attributable to additional mortgage banking income of $1,971,000 which was mostly generated by the wholesale mortgage division. The wholesale mortgage division has expanded rapidly to keep up with strong home mortgage demand during a period of low interest rates.

Non-interest expense. Total non-interest expense amounted to $5,514,000 for the three months ended June 30, 2009, as compared to $3,600,000 for the three months ended June 30, 2008. Excluding an impairment charge on an investment security of $514,000 during the second quarter of 2009 and increased FDIC insurance premiums of $458,000, non-interest expenses increased $942,000, or 26.2% in 2009 from 2008. The additional FDIC premiums resulted from a special assessment in the second quarter of 2009, higher assessment rates by the FDIC on quarterly deposits, and from growth in deposits during 2009. Higher salaries and employee benefits, occupancy and equipment expenses, and other expenses resulted primarily from growth in our wholesale mortgage division, from our new corporate headquarters and banking office in downtown Greensboro, and from an expanded office in Winston-Salem.

Income taxes. Income taxes amounted to $97,000, or 22.5% of income before income taxes, for the three month period ended June 30, 2009, as compared to $304,000, or 33.3% of income before income taxes, for the three month period ended June 30, 2008. The decline in the income tax rate resulted from higher non-taxable income as a percentage of total income before income taxes in the 2009 period.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008

General. Net income for the six months ended June 30, 2009 and 2008, amounted to $1,000,000 and $1,310,000, respectively. Net income available to common stockholders for the six months ended June 30, 2009 and 2008, amounted to $462,000, or $0.14 per diluted share and $1,310,000, or $0.38 per diluted share, respectively. The decrease in net income available to common shareholders was primarily due to an impairment charge on an investment security and a higher provision for loan losses as credit conditions deteriorated in our markets during the second quarter of 2009.

Net interest income. Net interest income increased 24.4% to $9,052,000 for the six months ended June 30, 2009, from $7,276,000 for the six months ended June 30, 2008. Growth in interest earning assets and liabilities and an increase in the net yield on interest earning assets accounted for most of the higher net interest income in 2009. The net yield on average interest earning assets increased in 2009 due to progress in pricing loans and interest-bearing liabilities and from issuance of preferred stock of $16 million in January 2009.

Provision for loan losses. The provision for loan losses amounted to $3,231,000 for the six months ended June 30, 2009 compared to $855,000 for the six months ended June 30, 2008, an increase of 277.9%. The amount of the provision for loan losses increased because of higher allowances for loan losses required on the elevated level of non-performing loans at June 30, 2009. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors. The economic conditions in our markets have declined during 2009, resulting in higher unemployment and higher loan defaults. Our non-performing loans have increased 198% to $16,829,000 at June 30, 2009 from $5,656,000 at December 31, 2008.

Non-interest income. Total non-interest income amounted to $5,644,000 for the six months ended June 30, 2009, as compared to $2,278,000 for the six months ended June 30, 2008. The increase in 2009 was primarily attributable to additional mortgage banking income of $3,206,000 which was mostly generated by the wholesale mortgage division. The wholesale mortgage division has expanded rapidly to keep up with strong home mortgage demand during a period of low interest rates.

Non-interest expense. Total non-interest expense amounted to $9,991,000 for the six months ended June 30, 2009, as compared to $6,693,000 for the six months ended June 30, 2008, an increase of 49.3%. Excluding an impairment charge on an investment security of $765,000 and increased FDIC insurance premiums of $478,000, non-interest expenses increased $2,055,000, or 30.7% in 2009 from 2008. Higher expenses resulted primarily from growth in our wholesale mortgage division, from our new corporate headquarters and banking branch in downtown Greensboro, and from an expanded office in Winston-Salem.

Income taxes. Income taxes amounted to $474,000, or 32.2% of income before income taxes, for the six months ended June 30, 2009, as compared to $696,000, or 34.7% of income before income taxes, for the three months ended June 30, 2008. The decline in the income tax rate resulted from higher non-taxable income in the 2009 period.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $22,158,000 at June 30, 2009, compared to $6,384,000 at December 31, 2008. Non-performing assets, as a percentage of total assets, were 3.28% at June 30, 2009, compared to 1.04% at December 31, 2008. There were no loans 90 days or more past due and still accruing interest at June 30, 2009 or at December 31, 2008. Foreclosed real estate and other repossessed assets were $5,329,000 at June 30, 2009 and $728,000 at December 31, 2008. The elevated level of non-performing assets at June 30, 2009 is related to the declining economic conditions in our lending markets. Unemployment has almost doubled in the past year in the Piedmont Triad of North Carolina, our primary lending market. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to slowing economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to non-performing loans, increased to $2,324,000 at June 30, 2009 from $840,000 at December 31, 2008 as the level of non-performing loans increased $11,173,000 during the same period. The general section of our allowance for loan losses was $5,236,000 at June 30, 2009 and $4,920,000 at December 31, 2008. These reserves apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.30% on residential real estate loans to 10.00% on unsecured consumer revolving loans, to categories of performing loans at each period end. The general section also includes allowances for watch list loans which are still performing but carry a higher degree of risk because of declining credit factors.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, federal funds sold, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2008, we kept lower levels of short-term liquidity due to our strong loan growth, due to our attempts to minimize the negative impact of declining interest rates, and due to our decision not to match the irresponsible deposit pricing of some of our competitors. Short-term liquidity in the form of cash and due from banks increased in the second quarter of 2009.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2009 and December 31, 2008, our levels of capital exceeded all applicable regulatory requirements.

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

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2009 and December 31, 2008, pre-approved but unused lines of credit for loans totaled approximately $118,115,000 and $108,650,000, respectively. In addition, we had $9,582,000 and $7,582,000 in standby letters of credit at June 30, 2009 and December 31, 2008, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our new Greensboro headquarters, our office in Winston-Salem and an ATM out-parcel in Asheboro. Minimum lease payments over the next five years are $1,066,000 and $3,352,000 thereafter.

ITEM 4T.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2009. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the second quarter of 2009. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 19, 2009. Three director nominees were elected for three-year terms as follows:

Director	# of votes for	# of votes withheld (against)
Three-year terms

T. Gray McCaskill	2,569,653	186,322
D. Wayne Thomas	2,574,350	181,625
Stephen K. Bright	2,526,032	229,943

The following six directors’ terms continued after the annual meeting: J. Alexander S. Barrett, Robert T. Braswell, Gary N. Brown, George E. Carr, James E. Hooper and Kenneth C. Mayer, Jr. John Cornet resigned following the 2009 annual meeting to devote more time to business interests outside the Company.

The terms of Messrs. Braswell, Brown, and Hooper will expire at the 2010 annual meeting and the terms of Messrs. Barrett, Carr and Mayer will expire at the 2011 annual meeting.

The 2009 Omnibus Stock Ownership and Long Term Incentive Plan was approved with 1,191,264 votes for, 502,015 votes against and 99,398 votes abstaining.

The non-binding advisory vote on executive compensation was ratified with 2,275,821 votes for, 321,210 votes against, and 112,044 votes abstaining.

Cherry, Bekaert & Holland, L.L.P. was ratified as the Company’s independent registered public accounting firm for 2009, with 2,557,799 votes for, 48,524 against and 102,755 votes abstaining.

There were 3,387,045 shares of common stock outstanding eligible to vote on the record date of March 18, 2009.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: August 3, 2009	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: August 3, 2009	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.