Form 10-Q
period 2009-09-30
CAROLINA BANK HOLDINGS INC
filed 2009-11-13
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value, outstanding as of November 9, 2009.

(Mark One)

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$31,275	$5,947
Federal funds sold	—	1
Securities available-for-sale, at fair value	54,387	59,803
Securities held-to-maturity	853	1,116
Loans held for sale	24,979	19,163
Loans	530,791	501,424
Less allowance for loan losses	(7,038)	(5,760)

Net loans	523,753	495,664
Premises and equipment, net	19,408	19,652
Other assets	22,171	15,265

Total assets	$676,826	$616,611

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$36,180	$29,367
NOW, money market and savings	294,813	182,521
Time	263,870	286,176

Total deposits	594,863	498,064

Advances from the Federal Home Loan Bank	7,202	56,856
Federal funds purchased	—	4,104
Securities sold under agreements to repurchase	976	2,487
Subordinated debentures	19,321	19,265
Other liabilities and accrued expenses	4,447	4,259

Total liabilities	626,809	585,035

Commitments
Stockholders’ equity
Preferred stock, no par, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2009 and none in 2008	14,392	—
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2009 and 3,348,193 in 2008	3,387	3,348
Common stock warrants	1,841	—
Additional paid-in capital	15,790	15,586
Retained earnings	13,247	12,893
Stock in directors’ rabbi trust	(821)	(648)
Directors’ deferred fees obligation	821	648
Accumulated other comprehensive income (loss)	1,360	(251)

Total stockholders’ equity	50,017	31,576

Total liabilities and stockholders’ equity	$676,826	$616,611

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Interest income
Loans	$7,512	$7,209	$22,139	$21,474
Investment securities, taxable	526	655	1,652	2,079
Investment securities, non-taxable	154	98	412	269
Interest from federal funds sold	2	7	2	27
Other	19	1	20	2

Total interest income	8,213	7,970	24,225	23,851

Interest expense
NOW, money market, savings	1,188	1,123	3,302	3,312
Time deposits	1,639	2,445	5,809	7,943
Other borrowed funds	271	542	947	1,460

Total interest expense	3,098	4,110	10,058	12,715

Net interest income	5,115	3,860	14,167	11,136
Provision for loan losses	1,737	350	4,968	1,205

Net interest income after provision for loan losses	3,378	3,510	9,199	9,931

Non-interest income
Service charges	299	248	797	654
Mortgage banking income	1,962	643	6,570	2,045
Gains (losses) on sale of investments	(136)	—	99	227
Repossessed asset gains (losses & writedowns)	(695)	2	(644)	14
Other	149	141	401	372

Total non-interest income	1,579	1,034	7,223	3,312

Non-interest expense
Salaries and benefits	2,520	1,948	7,483	5,629
Occupancy and equipment	583	451	1,752	1,250
Professional fees	295	262	895	945
Outside data processing	209	192	615	530
FDIC insurance	257	133	977	375
Advertising and promotion	145	126	435	424
Stationery, printing and supplies	138	107	423	374
Impairment of marketable securities	85	—	850	—
Other	609	215	1,402	600

Total non-interest expense	4,841	3,434	14,832	10,127

Income before income taxes	116	1,110	1,590	3,116
Income tax (benefit) expense	(53)	406	421	1,102

Net income	169	704	1,169	2,014

Dividends and accretion on preferred stock	277	—	815	—

Net income (loss) available (allocable) to common stockholders	$(108)	$704	$354	$2,014

Net income per common share
Basic	$(0.03)	$0.21	$0.10	$0.60

Diluted	$(0.03)	$0.21	$0.10	$0.59

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Net income	$169	$704	$1,169	$2,014
Other comprehensive income:
Unrealized holding gains (losses) arising during the period, net of income taxes	1,094	(108)	1,611	(331)

Comprehensive income	$1,263	$596	$2,780	$1,683

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

	Preferred Stock	Discount on Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Retained Earnings	Stock in Directors’ Rabbi Trust	Directors’ Deferred Fees Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)

Balance, December 31, 2008	$—	$—	$3,348	$—	$15,587	$12,892	$(648)	$648	$(251)	$31,576

Comprehensive income
Net income	—	—	—	—	—	1,169	—	—	—	1,169
Other comprehensive income - Unrealized gain on securities available for sale, net of tax of $829	—	—	—	—	—	—	—	—	1,611	1,611

Comprehensive income										2,780
Directors’ deferred fees	—	—	—	—	—	—	(173)	173	—	—
Stock options exercised	—	—	39	—	176	—	—	—	—	215
Stock options expensed	—	—	—	—	27	—	—	—	—	27

Issuance of preferred stock	16,000	(1,841)	—	1,841	—	—	—	—	—	16,000
Amortization of preferred stock discount	—	233	—	—	—	(233)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(581)	—	—	—	(581)

Balance, September 30, 2009	$16,000	$(1,608)	$3,387	$1,841	$15,790	$13,247	$(821)	$821	$1,360	$50,017

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months
	Ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net income	$1,169	$2,014
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,968	1,205
Depreciation	695	437
Impairment of investment securities available for sale	850	—
Equity-based compensation	27	27
Deferred income tax (benefit)	(634)	(382)
Amortization (accretion), net	(37)	(48)
Amortization of subordinated debt discount	56	—
Gain on sale of repossessed assets	(48)	(14)
Gain on sale of investments	(99)	(227)
Provision for loss on repossessed assets	692	—
Increase in loans held for sale, net of sales and gains	(5,816)	(3,154)
Increase in other assets	(358)	(3,952)
Increase (decrease) in accrued expenses and other liabilities	86	(228)
Other operating activities	—	(27)

Net cash provided by (used for) operating activities	1,551	(4,349)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(4,576)	(6,902)
Maturities and calls of securities available-for-sale	529	3,584
Maturities and calls of securities held-to-maturity	—	1,800
Repayments from mortgage-backed securities available-for-sale	5,442	6,190
Repayments from mortgage-backed securities held-to-maturity	257	174
Origination of loans, net of principal collected	(42,228)	(77,049)
Additions to premises and equipment	(451)	(6,046)
Proceeds from sales of assets	7,537	1,142

Net cash (used for) investing activities	(33,490)	(77,107)

Cash flows from financing activities
Net increase in deposits	96,799	46,396
Net increase (decrease) in Federal Home Loan Advances	(49,654)	25,078
Net increase (decrease) in Federal funds purchased	(4,104)	6,349
Increase (decrease) in securities sold under agreements to repurchase	(1,511)	2,824
Net proceeds from issuance of subordinated debt	—	8,936
Proceeds from issuance of preferred stock	16,000	—
Dividends paid	(480)	—
Proceeds from exercised stock options	216	210

Net cash provided by financing activities	57,266	89,793

Net increase in cash and cash equivalents	25,327	8,337
Cash and cash equivalents at beginning of period	5,948	5,022

Cash and cash equivalents at end of period	$31,275	$13,359

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,693	$13,322

Cash paid during the period for income taxes	$600	$2,115

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$9,171	$251

Accretion of preferred stock discount	$233	$—

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2009 and 2008, are not necessarily indicative of the results that may be expected for future periods.

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

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note D – Use of estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note E – Stock compensation plans

The Company has four equity compensation plans, a nonqualified plan for directors (Director Plan), an Omnibus Stock Ownership and Long Term Incentive Plan (Omnibus Plan) and two incentive stock option plans for management and employees (Employee Plans). The plans provide for the issuance of options to purchase common shares of the Company, and the exercise price of each option is equal to the fair value of the common stock on the date of grant. The Omnibus Plan also provides for the issuance of restricted stock awards, stock appreciation rights and certain other forms of equity compensation.

There were no stock option grants in 2008 or the first nine months of 2009. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $27,000 in the first nine months of 2009 and 2008. At September 30, 2009, there was $113,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 3.2 years.

Note F – Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock. For the quarters ended September 30, 2009 and 2008, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,045 and 3,343,818, respectively.

The only potential stock of the Company are stock options granted to various directors and officers of the Bank and a warrant to purchase common stock executed in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net income available to common shareholders	$(108)	$704	$354	$2,014

Weighted average outstanding shares - basic	3,387	3,344	3,384	3,343

Dilutive effect of stock options	—	24	1	50

Weighted average shares - diluted	3,387	3,368	3,385	3,393

Diluted earnings per share	$(0.03)	$0.21	$0.10	$0.59

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of discount for the first nine months of 2009 was $233,000. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

Note H – Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to accounting principles governing Consolidated Variable Interest Entities. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part, on or after January 7, 2010.

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,011,000 and $8,955,000 at September 30, 2009 and December 31, 2008, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note I – Operating segments

The Company is considered to have two principal business segments in 2009 and 2008, the Commercial/Retail Bank and the Wholesale Mortgage Division. The Wholesale Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. Financial performance for the three months ending September 30, 2009 and 2008 and selected balance sheet information at September 30, 2009 and 2008 for each segment is as follows:

	Three months ending September 30, 2009			Three months ending September 30, 2008
	Commercial/Retail Bank	Wholesale Mortgage Division	Total	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)			(in thousands)
Interest income	$7,888	$325	$8,213	$7,820	$150	$7,970
Interest expense	2,773	325	3,098	3,983	127	4,110

Net interest income	5,115	—	5,115	3,837	23	3,860
Provision for loan losses	1,737	—	1,737	350	—	350

Net interest income after provision for loan losses	3,378	—	3,378	3,487	23	3,510
Non-interest income	(320)	1,899	1,579	429	605	1,034
Non-interest expense	3,669	1,172	4,841	2,955	479	3,434

Income before income taxes	(611)	727	116	961	149	1,110
Income tax (benefit) expense	(364)	311	(53)	349	57	406

Net income	$(247)	$416	$169	$612	$92	$704

Total Assets	$651,486	$25,340	$676,826	$576,132	$15,232	$591,364
Net loans	498,774	24,979	523,753	471,844	15,023	486,867
Equity	48,228	1,789	50,017	30,673	684	31,357

Financial performance for the nine months ending September 30, 2009 and 2008 and selected balance sheet information at September 30, 2009 and 2008 for each segment is as follows:

	Nine months ending September 30, 2009			Nine months ending September 30, 2008
	Commercial/Retail Bank	Wholesale Mortgage Division	Total	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)			(in thousands)
Interest income	$23,189	$1,036	$24,225	$23,253	$598	$23,851
Interest expense	9,014	1,044	10,058	12,251	464	12,715

Net interest income	14,175	(8)	14,167	11,002	134	11,136
Provision for loan losses	4,968	—	4,968	1,205	—	1,205

Net interest income after provision for loan losses	9,207	(8)	9,199	9,797	134	9,931
Non-interest income	960	6,263	7,223	1,523	1,789	3,312
Non-interest expense	11,547	3,285	14,832	8,900	1,227	10,127

Income before income taxes	(1,380)	2,970	1,590	2,420	696	3,116
Income tax expense	(760)	1,181	421	831	271	1,102

Net income	$(620)	$1,789	$1,169	$1,589	$425	$2,014

Total Assets	$651,486	$25,340	$676,826	$576,132	$15,232	$591,364
Net loans	498,774	24,979	523,753	471,844	15,023	486,867
Equity	48,228	1,789	50,017	30,673	684	31,357

The Wholesale Mortgage Division has experienced strong growth in originations and related fee income during 2009 due to low interest rates and due to expansion into new market and new products such as FHA and VA loans. Risks have been minimized by obtaining optional loan sales commitments when loan origination commitments are made to borrowers and by primarily originating loans that conform to FNMA, FHLMC, or FHA standards. Borrower fraud is a risk that has been minimized by more robust underwriting standards and by getting the originating banker or broker to indemnify us for the risks we assume. During the third quarter of 2009, we recorded $145,000 in expense and established a related warranty liability for two loans that involved borrower fraud. We were notified of this potential claim in the third quarter of 2009 and do not expect to recover from the originating broker.

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note J – Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2009

Available for sale
U.S. agency obligations	$997	$65	$—	$1,062
Municipal securities	14,267	871	—	15,138
FNMA, FHLMC, and GNMA mortgage-backed securities	27,350	1,310	—	28,660
Corporate securities	5,478	61	166	5,373
Restricted stock	3,702	—	—	3,702
Unrestricted stock	533	—	81	452

	$52,327	$2,307	$247	$54,387

Held to maturity
FNMA and GNMA mortgage-backed securities	853	37	—	890

	$853	$37	$—	$890

December 31, 2008

Available for sale
U.S. agency obligations	$2,256	$107	$—	$2,363
Municipal securities	11,245	62	279	11,028
FNMA, FHLMC, and GNMA mortgage-backed securities	37,175	983	42	38,116
Corporate securities	5,414	—	1,044	4,370
Restricted stock	3,560	—	—	3,560
Unrestricted stock	533	—	167	366

	$60,183	$1,152	$1,532	$59,803

Held to maturity
FNMA and GNMA mortgage-backed securities	1,116	22	—	1,138

	$1,116	$22	$—	$1,138

Investments are periodically evaluated for any impairment which would be deemed other than temporary. At September 30, 2009, our investment in a trust preferred debt security of $850,000 issued by Silverton Financial Services, Inc. (SFSI), formerly Community Financial Services, Inc., was estimated to be worthless. SFSI is the former parent company of Silverton Bank, NA which was closed by the Office of the Comptroller of the Currency in May 2009. SFSI is currently in bankruptcy. The decline in value was determined to be other than temporary and impairment charges of $85,000 and $850,000 were recorded in the three and nine months ended September 30, 2009, respectively. This is the only debt security which the Company has deemed impaired.

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2009:
Municipal securities	$—	$—	$—	$—	$—	$—
FNMA, FHLMC, GNMA mortgage backed securities	—	—	—	—	—	—
Corporate securities	—	—	3,877	166	3,877	166
Unrestricted stock	—	—	452	81	452	81

Total	$—	$—	$4,329	$247	$4,329	$247

December 31, 2008:
Municipal securities	$7,470	$279	$—	$—	$7,470	$279
FNMA, FHLMC, GNMA mortgage backed securities	3,248	39	372	3	3,620	42
Corporate securities	3,870	1,044	—	—	3,870	1,044
Unrestricted stock	—	—	366	167	366	167

Total	$14,588	$1,362	$738	$170	$15,326	$1,532

Note K – Fair Value Measurement

Effective January 1, 2008, we adopted fair value measurements which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We utilize fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We have not elected the fair value option to value liabilities. Securities available-for-sale and loans held for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $25.0 million and $19.2 million included positive fair value adjustments of $269,000 and $152,000 at September 30, 2009 and December 31, 2008, respectively.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, its fair value is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009 and December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $14.4 million and $5.7 million at September 30, 2009 and December 31, 2008, respectively. Of such loans, $12.8 million had specific loss allowances aggregating $1.62 million at September 30, 2009 and $5.7 million had specific loss allowances aggregating $.84 million at December 31, 2008.

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	September 30, 2009
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Loans held for sale	$—	$24,979	$—	$24,979
Securities available-for-sale	452	53,935	—	54,387

Total assets	$452	$78,914	$—	$79,366

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note L – Fair value of financial statements

The following represents the estimated fair values and carrying amounts of financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$31,275	$31,275	$5,947	$5,947
Federal funds sold	—	—	1	1
Securities available for sale	54,387	54,387	59,803	59,803
Securities held to maturity	853	891	1,116	1,138
Net loans held for sale	24,979	24,979	19,163	19,163
Net loans held for investment	530,791	531,963	495,664	496,270
Accrued interest receivable	2,168	2,168	2,102	2,102

Financial Liabilities:
Demand and savings deposits	330,993	330,993	211,888	211,888
Time deposits	263,870	264,086	286,176	287,039
Federal Home Loan Bank advances	7,202	7,320	56,856	57,057
Securities sold under agreements to repurchase	976	976	2,487	2,487
Federal funds purchased	—	—	4,104	4,104
Subordinated debt	9,011	9,011	8,955	8,955
Trust preferred debt	10,310	7,299	10,310	8,681
Accrued interest payable	1,065	1,065	1,593	1,593

Note M – Impact of Recently Adopted Accounting Standards

ASC 815 Disclosures about Derivative Instruments and Hedging Activities requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement did not have a material impact on our consolidated financial statements.

ASC 805 Business Combinations requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Relevance, completeness, and representation faithfulness of the information provided in financial reports about the assets acquired and liabilities assumed in a business combination are improved with implementation of this statement. This statement applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. This statement did not have an impact on our consolidated financial statements as no business combinations have been experienced.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. This guidance is effective for interim and annual periods ending after September 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. We adopted the aforementioned FSPs in the period ended March 31, 2009 as outlined in Note K.

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

ASC 855 Subsequent Events, is effective for September 30, 2009 interim financial statements and provides guidance similar to that in the auditing standards related to recognized and unrecognized subsequent events with required disclosure of the date that an entity had evaluated subsequent events and whether that date is the date of issuance of the financial statements. The adoption of this statement did not have a material impact on our consolidated financial statements.

ASC 105 The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles codifies generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy), effective July 1, 2009. The codification is not intended to change GAAP but will represent a significant change in the way we research issues and reference U.S. GAAP. The adoption of this statement did not have a material impact on our consolidated financial statements.

ASC 860 Accounting for Transfers of Financial Assets, requires more information about transfers of financial assets, including securitization transactions and the continuing exposure to the risks related to the transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the future impact of this statement on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) –Measuring Liabilities at Fair Value . This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to September 30, 2009. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

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

Comparison of Financial Condition

Assets. Our total assets increased by $60.2 million, or 9.8%, from $616.6 million at December 31, 2008, to $676.8 million at September 30, 2009. During the nine months ended September 30, 2009, cash and due from banks increased by $25.3 million, while investment securities decreased by $5.7 million. Loans held for sale increased 30.4% during the first nine months of 2009 to $25.0 million at September 30, 2009 due to strong originations by our wholesale loan division. Loans held for investment increased by $29.4 million or 5.9% during the first nine months of 2009. We experienced good commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in the first half of 2009. Loans held for investment declined slightly during the third quarter of 2009, primarily due to an increased focus on credit issues.

Liabilities. Total deposits increased by $96.8 million, or 19.4%, from $498.1 million at December 31, 2008, to $594.9 million at September 30, 2009. NOW, money market and savings accounts increased $112.3 million while time deposits declined $22.3 million during the first nine months of 2009. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances declined $49.7 million during the first nine months to $7.2 million at September 30, 2009 due to strong deposit growth. We had approximately $23.7 million in out-of-market time deposits from other institutions and $38.3 million in brokered deposits at September 30, 2009, an increase of $0.6 million in these two types of accounts from December 31, 2008.

Stockholders’ Equity. Total stockholders’ equity was up $18.4 million at September 30, 2009 to $50.0 million from $31.6 million at December 31, 2008, primarily due to the issuance of $16 million in preferred stock to the U. S. Treasury in January 2009, retained income, and an increase in accumulated other comprehensive income.

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008

General. Net income for third quarter of 2009 was $169,000 compared to $704,000 in the third quarter of 2008. Net income (loss) available to common stockholders for the three months ended September 30, 2009 and 2008, amounted to $(108,000), or $(0.03) per diluted share and $704,000, or $0.21 per diluted share, respectively. Net income (loss) available to common stockholders represents net income less preferred stock dividends and related discount accretion. The decrease in net income available to common shareholders was primarily due to a higher provision for loan losses and higher repossessed asset losses as credit conditions and asset values deteriorated in our markets during the third quarter of 2009. The unemployment rate in North Carolina rose to 10.8% at September 30, 2009 from 6.8% at September 30, 2008. Our primary lending market in the Piedmont Triad also experienced a similar unemployment rate increase in the past year with deteriorating economic conditions which have negatively impacted our borrowers. The commercial/retail bank segment reported a net loss of $247,000 for the three months ending September 30, 2009 due to higher provisions for loan losses and higher repossessed asset losses. On the other hand, our wholesale mortgage division reported quarterly net income of $416,000 for the three months ending September 30, 2009 due to lower mortgage rates and expanded operations.

Net interest income. Net interest income increased 32.5% to $5,115,000 for the three months ended September 30, 2009, from $3,860,000 for the three months ended September 30, 2008. Growth in interest earning assets and liabilities and a 39 basis point increase in the net yield on interest earning assets accounted for most of the higher net interest income in 2009. The increase in capital through the issuance of $16 million in preferred stock in early 2009 also contributed to increased net interest income. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.25% in the third quarter of 2009 from 2.86% in the third quarter of 2008. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2009 and 2008.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended September 30,
	2009			2008
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$29,905	$19	0.25%	$128	$1	3.10%
Federal funds sold	439	2	1.81%	1,668	7	1.66%
Non-taxable investments (2.)	14,270	226	6.28%	9,078	142	6.21%
Taxable investments	40,777	526	5.12%	50,006	655	5.20%
Loan held for sale	24,697	320	5.14%	9,621	150	6.19%
Loans (3.)	523,019	7,192	5.46%	470,730	7,059	5.95%

Interest-earning assets	633,107	8,285		541,231	8,014
Interest-earning assets			5.25%			5.87%

Non interest-earning assets	46,673			30,710

Total assets	$679,780			$571,941

Interest-bearing liabilities
Interest checking	$30,164	$38	0.50%	$26,217	$60	0.91%
Money market and savings	245,977	1,150	1.85%	154,305	1,063	2.73%
Time certificates and IRAs	269,771	1,639	2.41%	247,150	2,445	3.92%
Other borrowings	46,069	271	2.33%	78,259	542	2.75%

Total interest-bearing liabilities	591,981	3,098		505,931	4,110
Cost on average
Interest-bearing liabilities			2.08%			3.22%

Non-interest-bearing liabilities
Demand deposits	33,716			29,032
Other liabilities	4,633			5,920

Total non-interest-bearing liabilities	38,349			34,952

Total liabilities	630,330			540,883
Stockholders’ equity	49,450			31,058

Total liabilities and equity	$679,780			$571,941
Net interest income		$5,187			$3,904

Net yield on average interest-earning assets			3.25%			2.86%

Interest rate spread			3.17%			2.65%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $1,737,000 for the three months ended September 30, 2009 compared to $350,000 for the three months ended September 30, 2008, an increase of 396.3%. The amount of the provision for loan losses increased primarily because of higher allowances for loan losses required on the elevated level of non-performing loans at September 30, 2009 and due to higher loan charge-offs for the third quarter of 2009. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $1,579,000 for the three months ended September 30, 2009, as compared to $1,034,000 for the three months ended September 30, 2008. The increase in 2009 was primarily attributable to additional mortgage banking income of $1,319,000 which was mostly generated by the wholesale mortgage division. The wholesale mortgage division has expanded rapidly to keep up with strong home mortgage demand during a period of low interest rates. Repossessed asset losses of $695,000 reduced non-interest income in the third quarter of 2009 and primarily resulted from write-downs of real estate owned (formerly a used auto dealership) and of a repossessed business jet.

Non-interest expense. Total non-interest expense amounted to $4,841,000 for the three months ended September 30, 2009, as compared to $3,434,000 for the three months ended September 30, 2008. Excluding an impairment charge on an investment security of $85,000 during the third quarter of 2009 and increased FDIC insurance premiums of $124,000, non-interest expenses increased $1,198,000, or 34.9% in 2009 from 2008. Higher salaries and employee benefits, occupancy and equipment expenses, and other expenses resulted primarily from growth in our wholesale mortgage division, from our new corporate headquarters and banking office in downtown Greensboro, and from an expanded office in Winston-Salem.

Income taxes. Income taxes amounted to $(53,000) for the three month period ended September 30, 2009, as compared to $406,000, or 36.6% of income before income taxes, for the three month period ended September 30, 2008. Non-taxable income exceeded net income before taxes in the third quarter of 2009 which resulted in an income tax benefit in the 2009 period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008

General. Net income for the nine months ended September 30, 2009 and 2008, amounted to $1,169,000 and $2,014,000, respectively. Net income available to common stockholders for the nine months ended September 30, 2009 and 2008, amounted to $354,000, or $0.10 per diluted share and $2,014,000, or $0.49 per diluted share, respectively. The decrease in net income available to common shareholders was primarily due to a higher provision for loan losses and higher repossessed asset losses as credit conditions and real estate values deteriorated in our markets during 2009. An impairment of a marketable security of $850,000 during 2009 also contributed to the decline in net income.

Net interest income. Net interest income increased 27.2% to $14,167,000 for the nine months ended September 30, 2009, from $11,136,000 for the nine months ended September 30, 2008. Growth in interest earning assets and liabilities and an increase in the net yield on interest earning assets accounted for most of the higher net interest income in 2009. The net yield on average interest earning assets increased in 2009 due to progress in pricing loans and interest-bearing liabilities and from issuance of preferred stock of $16 million in January 2009.

Provision for loan losses. The provision for loan losses amounted to $4,968,000 for the nine months ended September 30, 2009 compared to $1,205,000 for the nine months ended September 30, 2008, an increase of 312.3%. The amount of the provision for loan losses increased primarily because of higher allowances for loan losses required on the elevated level of non-performing loans at September 30, 2009 and due to higher loan charge-offs in 2009. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors. The economic conditions in our markets have declined during 2009, resulting in higher unemployment and higher loan defaults. Our non-performing loans have increased 155% to $14,407,000 at September 30, 2009 from $5,656,000 at December 31, 2008.

Non-interest income. Total non-interest income amounted to $7,223,000 for the nine months ended September 30, 2009, as compared to $3,312,000 for the nine months ended September 30, 2008. The increase in 2009 was primarily attributable to additional mortgage banking income of $4,525,000 which was mostly generated by the wholesale mortgage division. The wholesale mortgage division has expanded rapidly to keep up with strong home mortgage demand during a period of low interest rates. Repossessed asset losses, consisting primarily of two write-downs of repossessed asset values, reduced non-interest income by $644,000 in 2009.

Non-interest expense. Total non-interest expense amounted to $14,832,000 for the nine months ended September 30, 2009, as compared to $10,127,000 for the nine months ended September 30, 2008, an increase of 46.6%. Excluding an impairment charge on an investment security of $850,000 and increased FDIC insurance premiums of $602,000, non-interest expenses increased $3,253,000, or 32.1% in 2009 from 2008. Higher expenses resulted primarily from growth in our wholesale mortgage division, from our new corporate headquarters and banking branch in downtown Greensboro, and from an expanded office in Winston-Salem.

Income taxes. Income taxes amounted to $421,000, or 26.5% of income before income taxes, for the nine months ended September 30, 2009, as compared to $1,102,000, or 35.4% of income before income taxes, for the nine months ended September 30, 2008. The decline in the income tax rate resulted from higher non-taxable income as a percentage of net income before taxes in the 2009 period.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $22,083,000 at September 30, 2009, compared to $6,384,000 at December 31, 2008. Non-performing assets, as a percentage of total assets, was 3.26% at September 30, 2009, compared to 1.04% at December 31, 2008. There were no loans 90 days or more past due and still accruing interest at September 30, 2009 or at December 31, 2008. Foreclosed real estate and other repossessed assets were $7,676,000 at September 30, 2009 and $728,000 at December 31, 2008. The elevated level of non-performing assets at September 30, 2009 is related to the declining economic conditions in our lending markets. The unemployment rate in North Carolina increased to 10.8% in September 2009 from 6.8% in September 2008. The unemployment rate in North Carolina declined from its peak of 11.1% in May 2009. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to slowing economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to non-performing loans, increased to $1,623,000 at September 30, 2009 from $840,000 at December 31, 2008 as the level of non-performing loans increased $8,751,000 during the same period to $14,407,000 at September 30, 2009. The general section of our allowance for loan losses was $5,415,000 at September 30, 2009 and $4,920,000 at December 31, 2008. The general section of our allowance applies to performing loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.25% on loans secured by stocks and deposits to 6.00% on unsecured consumer revolving loans, to categories of performing loans at each period end. The loss ratios in the general section of the allowance were increased for revolving residential lines and nonfarm nonresidential loans due to increased charge-offs in these categories during 2009. The general section also includes specific allowances for watch list loans which are still performing but carry a higher degree of risk because of declining credit factors.

The following table shows the composition of the loan portfolio, impaired loans, specific loan loss allowances on impaired loans, and year to date net loan charge-offs, all by loan type, at September 30, 2009:

	At September 30, 2009
			Impaired Loans		Year to Date Net Loan Charge-offs
	Loans Outstanding		Outstanding	Specific Loan Loss Allowances
	Outstanding	Percent
	(Dollars in thousand)
Loans secured by real estate:
Construction & land development	$125,897	23.72%	$6,982	$800	$791
Revolving residential lines	55,218	10.40%	204	107	697
Closed-end residential	58,255	10.98%	1,732	231	331
Multifamily	15,568	2.93%	—	—	—
Nonfarm nonresidential	185,931	35.03%	2,396	169	1,428

Total loans secured by real estate	440,869	83.06%	11,314	1,307	3,247

Commercial and industrial	82,133	15.47%	2,780	281	387
Consumer	5,850	1.10%	13	5	56
All other loans	1,938	0.37%	300	30	—

Total loans held for investment	$530,790	100.00%	$14,407	$1,623	$3,690

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $3,690,000 for the nine months ended September 30, 2009 compared to $283,000 for the same period in 2008. Due to the higher loan charge-offs in 2009 and the higher specific loan loss allowances on impaired loans, the provision for loan losses, or amount charged to operating expense, increased to $4,968,000 for the nine months ended September 30, 2009 from $1,205,000 for the nine months ended September 30, 2008.

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

Our primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits, repurchase agreements, federal funds purchased from banks and advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, federal funds sold, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2008, we kept lower levels of short-term liquidity due to our strong loan growth, due to our attempts to minimize the negative impact of declining interest rates, and due to our decision not to match the irresponsible deposit pricing of some of our competitors. Short-term liquidity in the form of cash and due from banks increased in 2009 due to strong deposit growth and moderate loan growth. We also reduced borrowings from FHLB by $49.7 million in 2009 to $7.2 million at September 30, 2009 from $56.9 million at December 31, 2008 due to our strong deposit growth.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2009 and December 31, 2008, our levels of capital exceeded all applicable regulatory requirements.

Due to our strong growth in recent years and our anticipation of continued growth, we increased our capital in January 2009 by issuing $16 million in preferred stock to the United States Treasury under the Capital Purchase program. Carolina Bank also issued approximately $9 million in subordinated debt through a private placement in the third quarter of 2008 to increase capital at the bank level.

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2009 and December 31, 2008, pre-approved but unused lines of credit for loans totaled approximately $129,724,000 and $108,650,000, respectively. In addition, we had $9,707,000 and $7,582,000 in standby letters of credit at September 30, 2009 and December 31, 2008, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our new Greensboro headquarters, our office in Winston-Salem and an ATM out-parcel in Asheboro. Aggregate minimum lease payments over the next five years are $983,000 and $3,312,000 thereafter.

ITEM 4T.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2009. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the third quarter of 2009. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Carolina Bank Holdings, Inc.

Date: November 10, 2009	By:	/S/ ROBERT T. BRASWELL
Robert T. Braswell
President and Chief Executive Officer

Date: November 10, 2009	By:	/S/ T. ALLEN LILES
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.