Form 10-K
period 2009-12-31
CAROLINA BANK HOLDINGS INC
filed 2010-03-25
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $13,048,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 3,387,045 shares of common stock outstanding as of March 17, 2010.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement dated March 18, 2010 are incorporated by reference into Part III of this report.

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

At December 31, 2009, we had 140 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending to small-to-medium sized businesses located primarily in its market area, construction and development loans and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank started a wholesale mortgage loan division in 2007 to originate residential loans through third-party brokers and banks and to sell these loans at a profit to institutional investors.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro, High Point, Burlington, Winston-Salem and Asheboro, North Carolina and the areas immediately surrounding Greensboro, High Point, Burlington, Winston-Salem and Asheboro, all of which are located in Guilford, Alamance, Forsyth and Randolph Counties, North Carolina.

Competition

Commercial banking in the bank’s primary service area and in North Carolina as a whole is extremely competitive due to the early adoption of state laws permitting state-wide and interstate branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 22 commercial banks operate 144 full service offices, including all of the largest banks in North Carolina. In Alamance County, 16 commercial banks operate 50 full service branch offices. In Randolph County, 16 commercial banks operate 43 full service branch offices. In Forsyth County, 21 commercial banks operate 107 full service offices, including all of the largest banks in North Carolina.

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

Employees

Carolina Bank employed 140 full-time equivalent employees at December 31, 2009. We do not have any officers or employees who are not also officers or employees of the Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

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

Deposit Insurance. Carolina Bank’s deposits are insured up to limits set by the Deposit Insurance Fund of the FDIC. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the standard minimum deposit insurance amount (the “SMDIA”) from $100,000 to $250,000 per depositor until December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA to $250,000 per depositor through December 31, 2013. On January 1, 2014, the SMDIA will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor, unless a new law is enacted before then to extend the increased deposit insurance limits.

The FDIC has amended its risk-based assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I contains well-capitalized banks with only a few minor weaknesses. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. During the year ended December 31, 2009, the bank was assigned to Risk Category I.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. Assessment rates are determined by the FDIC and currently range from 5 to 7 basis points annually of assessable deposits for the healthiest institutions (Risk Category I) to 43 basis points for the riskiest (Risk Category IV). The FDIC may adjust assessment rates from one quarter to the next, except that no single adjustment can exceed 3 basis points. The bank’s quarterly Deposit Insurance Fund assessments during the year ended December 31, 2009 ranged from 1.6 to 3.8 basis points of assessable deposits.

The Reform Act also provided for a one-time credit for eligible insured institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, one-time credits are used to offset quarterly assessments until exhausted. The Reform Act also provided that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The bank elected to opt out of the Debt Guarantee Program. The Bank elected to participate in the TAG Program but does not anticipate a material increase in its deposit insurance premiums as a result. On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010. As a Risk Category I bank, for amounts exceeding the existing $250,000 deposit insurance limit in noninterest-bearing transaction accounts the bank will be assessed an annualized fee of 9.9 basis points and collected quarterly through June 30, 2010.

On May 22, 2009, the FDIC announced that it would levy a special assessment on insured institutions as part of its effort to rebuild the Deposit Insurance Fund. The special assessment equaled five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The amount of the bank’s special assessment was $311,000.

On November 12, 2009, the FDIC voted to require all FDIC insured depository institutions to prepay risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments are designed to provide the FDIC with additional liquid assets for the Deposit Insurance Fund, which have been used to protect depositors of failed institutions and have been exchanged for less liquid claims against the assets of failed institutions. The FDIC projected that if no action is taken, its liquidity needs to resolve failures could exceed its liquid assets beginning in the first quarter of 2010. The prepaid assessment for all insured institutions was collected on December 30, 2009. For the fourth quarter of 2009 and all of 2010, the prepaid assessment was based on an institution’s total base assessment rate in effect on September 30, 2009. That rate will be increased by 3 basis points for the 2011 and 2012 prepayments and a quarterly five percent deposit growth rate is also built into the calculation.

On December 30, 2009, the bank paid a $3.4 million prepaid assessment which is accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the bank will expense its regular quarterly assessment and record an offsetting credit to the prepaid assessment asset until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the bank.

The FDIC has authority to further increase deposit insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company and the bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We are not aware of any practice, condition or violation that might lead to termination of our FDIC deposit insurance.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2009, the bank was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 8.50% and 11.24%, respectively.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal laws addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandates important corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and established regulatory body to oversee auditors of public companies. It backs these requirements with SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

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

Recent Regulatory Initiatives. Beginning in late 2008 and continuing through 2009, the federal government took sweeping actions in response to the deepening economic recession. As mentioned above, President Bush signed the Emergency Economic Stabilization Act of 2008 or “EESA” into law on October 3, 2008. Pursuant to EESA, the Department of the Treasury created the Troubled Asset Relief Program or “TARP” for the purpose of stabilizing the U.S. financial markets. On October 14, 2008, the Treasury announced the creation of the TARP Capital Purchase Program. The Capital Purchase Program was designed to invest up to $250 billion (later increased to $350 billion) in certain eligible financial institutions in the form of nonvoting senior preferred stock initially paying quarterly dividends at a five percent annual rate. In connection with its investment in senior preferred stock, the Treasury also received ten-year warrants to purchase common shares of participating institutions.

We applied, and were approved, for participation in the Capital Purchase Program in late 2008. On January 9, 2009, the company issued and sold to the Treasury (1) 16,000 shares of the company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 357,675 shares of the company’s common stock for an aggregate purchase price of $16.0 million in cash. The preferred stock qualifies as Tier 1 capital.

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

For additional information about this transaction and the Company’s participation in the Capital Purchase Program, please see Note 10 to the company’s audited consolidated financial statements included with this report and the company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2009.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

There are two measures of capital adequacy: a risk-based measure and a leverage measure. All capital standards must be satisfied for an institution to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratio represents capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum requirement for a bank holding company’s ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the qualifying total capital must be composed of Tier 1 capital, which includes common equity, retained earnings and a limited amount of qualifying perpetual preferred stock, less goodwill and certain other intangibles. The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves (Tier 2 capital).

The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio.” This leverage ratio of Tier 1 capital to adjusted average assets is equal to 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies are required to maintain a minimum leverage ratio of at least 4.0% to 5.0%.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the bank, the company, and any subsidiary of the company and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tying arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

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

ITEM 1A.	RISK FACTORS.

Item not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Item not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES.

The following table sets forth certain information regarding our properties:

OFFICE LOCATION	YEAR OPENED	APPROX. SQUARE FOOTAGE	OWN/LEASE
Main Office Corporate Office 101 North Spring Street Greensboro, NC 27401	2008	43,000	Land lease

Former Corporate Office 528 College Road Greensboro, NC	2005	9,874	Own

Lawndale Office 2604 Lawndale Drive Greensboro, NC	2000	12,000	Own

Friendly Center Office 3124 Friendly Avenue Greensboro, NC	1996	5,300	Lease

Jefferson Village Office 1601 Highwoods Blvd. Greensboro, NC	2001	3,000	Own

Asheboro Office 335 S. Fayetteville Street Asheboro, NC	2003	5,800	Own

OFFICE LOCATION	YEAR OPENED	APPROX. SQUARE FOOTAGE	OWN/LEASE

High Point Office 4010 Brian Jordan Blvd. High Point, NC	2007	4,500	Own

Burlington Office 3214 South Church Street Burlington, NC	2007	5,800	Own

Winston-Salem Office 1590 Westbrook Plaza Drive Suite 103 Winston-Salem, NC	2008	1,500	Lease

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2009, there were no pending material legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Summary

Our common stock is listed for quotation on the Nasdaq Global Market under the symbol “CLBH.” As of March 17, 2010, we had issued and outstanding 3,387,045 shares of common stock which were held by approximately 1,278 shareholders.

No cash dividends were declared or paid on shares of our common stock in 2009 or 2008.

Market for the Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “CLBH.” The following table gives the high and low sale prices for the calendar quarters indicated.

2009
First Quarter	$6.95	$3.90
Second Quarter	4.75	3.70
Third Quarter	4.99	3.50
Fourth Quarter	4.15	2.95

2008
First Quarter	$12.00	$10.00
Second Quarter	11.00	6.73
Third Quarter	9.22	5.27
Fourth Quarter	8.00	4.76

There were approximately 1,278 shareholders of the Company’s common stock.

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial condition and results of operations. Because we have no material operations and conduct no business on our own other than owning our subsidiaries, Carolina Bank and Carolina Capital Trust, and because Carolina Capital Trust has no operations other than the issuance of its trust preferred securities, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of Carolina Bank. Carolina Bank also owns two limited liability companies for the purpose of holding foreclosed real estate, of which the assets and operations of these subsidiaries are consolidated into Carolina Bank and included herein. For ease of reading and because the financial statements are presented on a consolidated basis, Carolina Bank Holdings, Inc. and Carolina Bank are collectively referred to herein as “we”, “our”, or “us,” unless otherwise noted.

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.

•	Changes in interest rates could reduce our net interest income.

•	Competitive pressures among financial institutions may increase.

•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that we are engaged in.

•	New products developed and new methods of delivering products could result in a reduction in our business and income.

•	Increases in interest rates, increases in warranty losses, or changes in the securitization of mortgages could negatively impact our mortgage banking income.

•	Adverse changes may occur in the securities market.

•	Local, state or federal taxing authorities may take tax positions that are adverse to us.

•	Unpredictable natural and other disasters could have an adverse effect on our operations or on the willingness of our customers to access our financial services.

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

Comparison of Financial Condition

Assets. Our total assets increased by $80.4 million or 13.0% from $616.6 million at December 31, 2008, to $697.1 million at December 31, 2009. During 2009, interest-bearing deposits with banks increased $33.7 million to $34.0 million, and investment securities decreased by $7.2 million to $53.7 million. We attempt to maintain adequate liquidity to meet our loan demand and other obligations. Loans held for sale increased 53.4% in 2009 to $29.4 million due to strong originations by our wholesale loan division which began operations in 2007 and expanded in 2008 and 2009. Loans held for investment increased by $29.2 million or 5.8% during 2009. Carolina Bank, which makes both commercial and retail loans, experienced good loan demand in 2009 but at a slower pace than past years in its primary lending markets, Guilford, Randolph, Alamance, and Forsyth Counties, North Carolina. The compounded annual growth rate for the five years ending December 31, 2009 for loans held for investment and assets was 18.9% and 17.5%, respectively.

Liabilities. Total liabilities increased by $64.1 million or 11.0% from $585.0 million at December 31, 2008, to $649.1 million at December 31, 2009. Deposits increased by $119.4 million, or 24.0%, during 2009 as checking and savings increased while time deposits declined. The compounded annual growth rate for the five years ending December 31, 2009 for deposits was 19.1%. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances decreased $49.1 million during 2009 to $7.8 million at December 31, 2009 as strong deposit growth was used to repay short-term advances utilized in 2008 for liquidity and asset liability purposes. We had approximately $21.3 million in time deposits from other depository institutions and $33.1 million brokered deposits at December 31, 2009, which in total declined $7.0 million from December 31, 2008.

Stockholders’ equity. Our total stockholders’ equity increased $16.4 million at December 31, 2009 to $47.9 million from $31.6 million at December 31, 2008, primarily from issuance of $16.0 million in preferred stock to the United States Treasury.

Asset Quality

Our non-performing assets, composed of foreclosed real estate and other repossessed assets, non-accrual loans and restructured loans, totaled $28,127,000 at December 31, 2009, compared to $6,384,000 at December 31, 2008. Non-performing assets, as a percentage of total assets, were 4.04% and 1.04% at December 31, 2009 and 2008, respectively. There were no loans 90 days or more past due and still accruing interest at December 31, 2009 and 2008. Foreclosed real estate and other repossessed assets were $13,964,000 and $728,000 at December 31, 2009 and 2008, respectively. Net loan charge-offs totaled $6,199,000 and $682,000 for the years ended December 31, 2009 and 2008, respectively.

The increase in non-performing assets and loan charge-offs in 2009 resulted from the economic recession and deteriorating asset values in our markets. The unemployment rate in North Carolina rose to 11.2% in December 2009 from 8.1% in December 2008. Our primary lending market in the Piedmont Triad also experienced a similar unemployment rate increase in the past year with deteriorating economic conditions which have negatively impacted our borrowers.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits with banks, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2009, we increased our levels of short-term liquidity by 42.0% due to our strong deposit growth of 24.0%, moderate loan growth of 5.8%, and proceeds of $16 million from issuance of preferred stock. We also increased our secondary sources of liquidity during 2009 and 2010 by reducing outstanding FHLB balances and obtaining a secured line from the Federal Reserve of over $100 million.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of December 31, 2009 and 2008, our levels of capital exceeded all applicable regulatory requirements.

Due to our growth in recent years and our anticipation of continued growth, we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase program in January 2009 to increase our capital which could further support future growth.

Results of Operations for the Years ended December 31, 2009 and 2008

General. We had a net loss of $358,000 for the year ended December 31, 2009 compared to net income of $2,194,000 for the year ended December 31, 2008. Net loss allocable to common stockholders was $1,448,000, or $0.43 per diluted share, for 2009 compared to net income available to common shareholders of $2,194,000, or $0.65 per diluted share, in 2008. Net income available (loss allocable) to common stockholders represents net income (loss) adjusted by preferred stock dividends and related discount accretion. The decrease in net income was primarily due to a higher provision for loan losses and higher repossessed asset losses as credit conditions and asset values deteriorated in our markets during 2009. Net interest income, the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, was $19.7 million in 2009 compared to $14.7 million in 2008, an increase of 33.8%. Non-interest income, principally service charges and fees, mortgage banking income, increase in cash value of life insurance, plus gain on sale of investments amounted to $10.5 million in 2009 and $1.9 million in 2008. Our provision for loan losses was $10.5 million and $1.9 million in 2009 and 2008, respectively. The elevated level of our non-performing loans at December 31, 2009 and increased loan charge-offs in 2009 as well as declining economic conditions in our markets resulted in the large increase in the provision for loan losses in 2009. We incurred non-interest expense of $20.6 million in 2009 and $14.1 million in 2008. The increase in non-interest expense of $6.5 million or 46.4% was largely the result of increased growth and asset impairments. Income taxes decreased $1,658,000, or 141.2%, in 2009 to a benefit of $484,000 due to a loss before income taxes of $842,000 realized in 2009.

The commercial/retail bank segment reported a 2009 net loss of $2,639,000, primarily due to higher provisions for loan losses and impairment losses on an investment security and three repossessed assets. On the other hand, our wholesale mortgage division reported net income of $2,281,000 due to lower mortgage rates and expanded operations.

Net interest income. Net interest income is the amount of interest earned on interest-earning assets such as loans, investments, and interest-earning deposits in other financial institutions less the interest expense incurred on interest-bearing liabilities such as interest-bearing deposits and borrowed money. Net interest income is the principal source of our earnings. Net interest income is affected by the general level of interest rates, competition, and the volumes and mix of interest-earning assets and interest-bearing liabilities.

For the year ended December 31, 2009, net interest income increased by $5.0 million or 33.8% to $19.7 million from $14.7 million for the year ended December 31, 2008. The increase in net interest income was attributable to growth in all aspects of our business and from an increase in the net yield on interest earning assets. Average interest-earning assets were approximately $624.0 million in 2009 compared to $528.0 million in 2008, an increase of $96.0 million or 18.2%. We experienced significant loan and deposit growth during 2009 with average loans up $71.4 million or 15.8% and average interest-bearing deposits increasing $104.5 million or 24.7% from 2008. Average other borrowings decreased $17.9 million, or 26.0%, in 2009 because we paid off short-term borrowings taken in 2008 with deposit growth.

The net yield on average interest-earning assets was 3.20% in 2009 and 2.82% in 2008. The interest rate spread was 3.04% in 2009 and 2.59% in 2008. The increase in the net yield on interest-earning assets and the interest rate spread in 2009 resulted from growth in loans and deposits and from a greater drop in the cost of deposits and other borrowings than the drop in rates earned on interest-earning assets.

The table below provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2009 and 2008.

Net Interest Income and Average Balance Analysis

	For the Years Ended December 31,
	2009			2008
	Average Balance (1.)	Interest Inc./Exp.	Average Yield Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits and Fed funds	$17,268	$35	0.20%	$1,577	$31	1.97%
Taxable investments	42,758	2,141	5.01%	51,866	2,750	5.30%
Non taxable investments (2.)	13,077	827	6.32%	8,744	542	6.20%
Loans held for sale	27,963	1,413	5.05%	14,188	835	5.89%
Loans (3.)	522,965	28,569	5.46%	451,583	27,648	6.12%

Interest-earning assets	624,031	32,985		527,958	31,806
Interest-earning assets			5.29%			6.02%

Non interest-earning assets	41,524			29,325

Total assets	$665,555			$557,283

Interest-bearing liabilities
Interest checking	$29,924	151	0.50%	$24,696	222	0.90%
Money market and savings	224,318	4,319	1.93%	146,622	4,080	2.78%
Time certificates and IRAs	273,916	7,363	2.69%	252,362	10,563	4.19%
Other borrowings	50,895	1,183	2.32%	68,752	2,049	2.98%

Total interest-bearing liabilities	579,053	13,016		492,432	16,914
Cost on average
Interest-bearing liabilities			2.25%			3.43%

Non-interest-bearing liabilities
Demand deposits	33,173			29,015
Other liabilities	4,816			5,065

Total non-interest-bearing liabilities	37,989			34,080

Total liabilities	617,042			526,512
Stockholders’ equity	48,513			30,771

Total liabilities and equity	$665,555			$557,283
Net interest income		$19,969			$14,892

Net yield on average interest-earning assets			3.20%			2.82%

Interest rate spread			3.04%			2.59%

(1.)	Average balances are computed on a daily basis
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

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

Rate / Volume Variance Analysis

	Year Ended December 31, 2009 vs. 2008
	Interest Increase	Increase (Decrease) Due To Change in
	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits/Fed funds sold	$4	$54	$(50)
Taxable investments	(609)	(463)	(146)
Non taxable investments	285	274	11
Loans held for sale	578	711	(133)
Loans	921	4,091	(3,170)

Total interest-earning assets	1,179	4,667	(3,488)

Interest-bearing liabilities
Interest checking	(71)	40	(111)
Money market and savings	239	1,741	(1,502)
Time certificates and IRAs	(3,200)	840	(4,040)
Other borrowings	(866)	(469)	(397)

Total interest-bearing liabilities	(3,898)	2,152	(6,050)

Net interest income	$5,077	$2,515	$2,562

The improvement in net interest income in 2009 over 2008 was the result of growth in interest-earning assets and interest-bearing liabilities and greater reduction in rates paid on interest-bearing liabilities than rates earned on interest-bearing assets. The increase in average stockholders’ equity from issuance of preferred stock and the increase in non interest-bearing demand deposits had a positive impact on net interest income in 2009 while the increase in non interest-earning assets such as repossessed assets had a negative impact on net interest income in 2009.

Provision for loan losses. The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for known and expected loan losses in our loan portfolio. The provision for loan losses increased in 2009 to $10,520,000 from $1,910,000 in 2008, primarily because nonperforming and watch list loans and related loan loss allowances increased in 2009. Declining real estate values and tepid demand for new real estate negatively impacted the ability of many of our borrowers to make loan payments in 2009 resulting in significant increases in loan charge-offs, non-performing loans, watch list loans and foreclosed real estate. Watch list loans still accrue interest but generally require higher loan loss reserves due to greater risk or declining credit quality. The level of the allowance for loan losses is based on our estimate as to the amount required to maintain an allowance adequate enough to provide for known and expected losses. We consider, among other things, nonperforming loans, watch list loans, delinquencies, collateral value, loss trends, and general economic conditions when assessing the adequacy of the allowance. The allowance for loan losses was $10.1 million or 1.90% of loans and $5.8 million or 1.15% of loans at December 31, 2009 and 2008, respectively. In addition to increased provisions related to year-end 2009 non-performing and watch list loans, substantially higher charge-offs during 2009 resulted in large increases in the provision for loan losses in 2009. Charge-offs, net of recoveries, were approximately $6,199,000 and $682,000 during 2009 and 2008, respectively.

The following table describes the activity relating to our allowance for loan losses for the years indicated:

Analysis of the Allowance for Loan Losses

	At or for the Year Ended December 31
	2009	2008
	(Dollars in thousands)
Beginning Balance	$5,760	$4,532
Provision for loan losses	10,520	1,910
Charge-Offs:
Commercial	(397)	(151)
Real Estate	(5,735)	(486)
Consumer	(76)	(57)

Total	(6,208)	(694)
Recoveries:
Commercial	7	—
Real Estate	2	8
Consumer	—	4

Ending Balance	$10,081	$5,760

Non-interest income. Non-interest income consists principally of service charges and fees, mortgage banking income, investment services income, increase in cash value of life insurance, gain on sale of investments, and dividends from other assets. Non-interest income for 2009 was $10,550,000 compared to $4,609,000 in 2008, an increase of 128.9%. Service charges increased 10.3% in 2009 to $1,021,000, primarily from growth in customers and their related deposits and loans. Mortgage banking income, which represents fees earned from the origination and sale of mortgage loans, rose to $8,814,000 in 2009 from $2,959,000 in 2008. Mortgage banking income in 2009 included $8,416,000 in gains and fees on loans originated and sold through the wholesale mortgage division compared to $2,641,000 in 2008. The wholesale mortgage division, which originates loans through banks and brokers and then sells the loans to investors, began operations in 2007 and expanded operations in 2008 and 2009. Mortgage banking income from the retail banking operation was $398,000 in 2009 which increased $78,000, or 24.4%, from 2008. Other non-interest income included $398,000 and $354,000 from the increase in cash value of life insurance in 2009 and 2008, respectively. Net gains on the sale of investments of $99,000 in 2009 and $227,000 in 2008 are also included in other non-interest income.

Non-interest expenses. Non-interest expenses were $20.6 million in 2009 compared to $14.1 million in 2008, an increase of $6.5 million or 46.4%. Salaries and employee benefits increased 31.8% to $10,102,000 in 2009 from $7,666,000 in 2008 to facilitate our growth. The number of full time equivalent employees rose to 140 at December 31, 2009 from 119 at the end of 2008. Occupancy and equipment rose 24.3% to $2,350,000 in 2009 from $1,891,000 in 2008 as a result of the completion and opening of our new corporate headquarters which included a new retail office in October 2008 and from an expanded wholesale mortgage facility. FDIC insurance increased 174.3% to $1,218,000 in 2009 as a result of strong deposit growth and higher charges by the FDIC, including a special assessment to all insured banks. Impairment charges of $850,000 on an investment security related to failed correspondent bank and of $816,000 on three repossessed assets were recorded in 2009.

Income taxes. An income tax benefit of $484,000 or 57.5% of loss before income taxes in 2009 compared to income taxes of $1,174,000, or 34.9% of income before income taxes in 2008. The higher tax benefit in 2009 primarily resulted from higher non taxable income from municipal securities and from the increase in cash value of life insurance.

Financial condition. Total assets were $697.1 million at December 31, 2009, an increase of 13.0% over total assets of $616.6 million at December 31, 2008. Interest-bearing deposits with banks, loans and other assets increased in 2009. Funding for the asset growth came primarily from an increase in deposits and issuance of preferred stock. We have continued our aggressive promotion and pricing of deposit products in order to establish and build market share. We regularly evaluate our deposit product offerings and attempt to meet the needs of all types of customers through both new products and modifications to existing products. We had approximately $21.3 million and $33.2 million in deposits from other depository institutions and $33.1 million and $28.2 million of brokered deposits at December 31, 2009 and December 31, 2008, respectively.

The majority of our asset growth occurred in interest-bearing deposits with banks and loans. Interest-bearing deposits of $34.0 million primarily represent overnight deposits with the Federal Reserve and Federal Home Loan Bank. Loans held for investment increased $29.2 million or 5.8% to $530.6 million at December 31, 2009. In addition, loans held for sale increased by $10.2 million to $29.4 million at December 31, 2009 as a result of the expanded wholesale mortgage division. We believe our targeted marketing efforts, experienced lenders, local decision making, and emphasis on personal relationships and superior customer service have been key drivers of our loan growth. Approximately 82.9% of our loans at December 31, 2009 were secured by some form of real estate. At December 31, 2009 loans secured by one-to-four family residential properties comprised 21.8% of our loan portfolio while nonresidential properties, construction loans and multifamily residential properties comprised 35.0%, 23.0% and 3.1% of our loan portfolio, respectively. Another 15.6% were commercial and industrial loans with the balance in consumer and other loans.

Asset quality is a primary concern of our credit administration. A thorough credit analysis is made of most loans before origination. Experienced lenders and a credit administrator review the loans’ structure including terms, rate, collateral and repayment sources in addition to adherence to our lending policy. On an ongoing basis, a risk rating program and other credit administration tools are utilized to monitor loans and overall asset quality. Non-performing loans amounted to approximately $14,163,000 or 2.67% of loans outstanding and $5,656,000 or 1.13% of loans outstanding at December 31, 2009 and 2008, respectively. Our allowance for loan losses was 1.90% and 1.15% of loans outstanding at December 31, 2009 and 2008, respectively. Net loan charge-offs were 1.19% and .15% of average loans during 2009 and 2008, respectively.

Investment securities declined to $53.7 million at December 31, 2009 from $60.9 million at December 31, 2008, a decrease of 11.8%. Approximately $5.9 million in investment securities were sold in 2009 for asset liability reasons. Our investment securities portfolio consists primarily of U.S. government agency securities, mortgage-backed securities issued by the U.S. government and government sponsored entities, municipal securities, and corporate securities. Approximately 98.6% of the investment securities at December 31, 2009 were classified as available-for-sale and were recorded at market value. Changes in market value are reflected as a separate component of stockholders’ equity. We do not engage in the practice of trading securities.

Other assets consist of interest receivable on loans and investments, prepaid expenses, deferred tax assets, real estate owned and cash value of life insurance. The increase in other assets of $18.4 million to $33.6 million at December 31, 2009 resulted primarily from the conversion of loans to real estate owned and other repossessed assets. Foreclosed real estate and other repossessed assets were $14.0 million at December 31, 2009 compared to $0.7 million at December 31, 2008.

We opened for business in November 1996 and have not paid any cash dividends to our stockholders. Stock dividends were paid in 2007, 2005, 2004, 2001, and 2000. Certain reclassifications were made to common stock from other equity accounts to record the stock dividends.

Investment Portfolio. At December 31, 2009 and 2008, our investment portfolio comprised approximately 7.7% and 9.9% of total assets, respectively.

The following table summarizes the carrying value amounts of securities at the dates indicated. Available-for-sale securities are reported at estimated fair value and held to maturity securities are reported at amortized cost.

Analysis of Investment Securities

Amortized Cost and Market Values

	At December 31,
	2009		2008
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Available for Sale
US agency securities	$998	$1,052	$2,256	$2,363
Mortgage-backed securities	25,580	26,963	37,175	38,116
Municipal securities	15,102	15,459	11,245	11,028
Corporate securities	5,490	5,315	5,414	4,370
Restricted stock	3,702	3,702	3,560	3,560
Unrestricted stock	533	433	533	366

	51,405	52,924	60,183	59,803

Held to Maturity
Mortgage-backed securities	770	797	1,116	1,138

Total	$52,175	$53,721	$61,299	$60,941

The following table presents maturities and weighted average yields of debt securities at the date indicated.

Analysis of Investment Securities

	At December 31, 2009
	Due One Year or Less	One Year Through Five Years	Five Years Through Ten Years	Due After Ten Years	Total	Market Value

	(Dollars in thousands)
Investment Securities
US agency securities	$—	$998	$—	$—	$998	$1,052
Mortgage-backed securities	316	1,313	7,147	17,574	26,350	27,760
Municipals securities	—	482	1,080	13,540	15,102	15,459
Corporate securities	—	948	500	4,042	5,490	5,315

Total	$316	$3,741	$8,727	$35,156	$47,940	$49,586

Weighted Average Yields
US agency securities	—	5.18%	—	—	5.18%
Mortgage-backed securities	3.55%	4.01%	5.28%	5.28%	5.20%
Municipals securities	—	6.30%	3.97%	6.25%	6.09%
Corporate securities	—	5.70%	4.11%	7.80%	7.10%

	3.55%	5.05%	5.06%	5.94%	5.69%

Loan Portfolio. We believe the loan portfolio is adequately diversified although heavily secured by real estate. There are no significant concentrations of loans to any particular individuals or industry, or group of related individuals or industries. There are no foreign loans. The following table presents, at the dates indicated, the composition of our loan portfolio by loan type:

Analysis of Loans

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans Secured by Real Estate:
Construction and Land Development	$122,072	23.01%	$119,795	23.89%
1-4 Family Residential Properties	115,731	21.81%	99,052	19.75%
Multifamily Residential Properties	16,687	3.14%	26,865	5.36%
Nonfarm Nonresidential Properties	185,452	34.95%	172,153	34.33%

Total Loans Secured by Real Estate	439,942	82.91%	417,865	83.33%
Commercial and Industrial Loans	83,005	15.64%	77,345	15.43%
Consumer	5,818	1.10%	4,706	0.94%
All Other Loans	1,841	0.35%	1,508	0.30%

Total Loans Held for Investment	$530,606	100.00%	$501,424	100.00%

The table that follows shows the loan portfolio at December 31, 2009 by loan type, maturity and whether the interest rate is fixed or variable. Loans on non-accrual have been excluded.

Analysis of Certain Loan Maturities

As of December 31, 2009

	Real Estate		Consumer		Commercial & Other		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Due within one year:	$210,117	49.00%	$3,883	69.65%	$53,301	64.98%	$267,301	51.76%

Due after one year through five years:
Fixed Rate	95,663	22.31%	1,151	20.65%	13,867	16.91%	110,681	21.43%
Variable Rate	47,957	11.18%	496	8.90%	11,765	14.34%	60,218	11.66%

	143,620	33.49%	1,647	29.54%	25,632	31.25%	170,899	33.09%

Due after five years:
Fixed Rate	29,987	6.99%	45	0.81%	703	0.86%	30,735	5.95%
Variable Rate	45,123	10.52%	—	0.00%	2,385	2.91%	47,508	9.20%

	75,110	17.51%	45	0.81%	3,088	3.76%	78,243	15.15%
	$428,847	100.00%	$5,575	100.00%	$82,021	100.00%	$516,443	100.00%

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

Loans secured by real estate mortgages comprised 82.9% and 83.3% of our loan portfolio at December 31, 2009 and 2008, respectively. Residential real estate loans consist mainly of first and second mortgages on single-family homes. Loan-to-value ratios for these loans are generally limited to 90% for second mortgages and 85% for first mortgages, unless private mortgage insurance is obtained. Nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and nonresidential real estate loans is dependent primarily on the income and cash flows of the borrowers with the real estate serving as a secondary source of repayment. Real estate construction loans generally consist of financing of commercial real estate projects and some one-to-four family dwellings. Usually the loan-to-cost ratios are limited to 80%, and permanent financing commitments are generally required prior to advancing loan proceeds.

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

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to problem loans, increased to $4,431,000 at December 31, 2009 from $840,000 at December 31, 2008. The difference between our allowance for loan losses and the specific portion of the allowance for loan losses was $5,650,000 and $4,920,000 at December 31, 2009 and 2008, respectively. These allowances apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from .25% on loans secured by deposits or investment securities to 6.00% on non secured consumer revolving loans, to categories of performing loans at each period end. The general section also includes allowances for certain watch list loans which are still performing but carry a higher degree of risk because of declining credit factors. Watch list loans with higher than standard loan loss allowances increased to $16.9 million at December 31, 2009 from $8.8 million at December 31, 2008 with related allowances increasing to $574,000 from $217,000. A summary of our loan loss experience for the years ended December 31, 2009 and 2008 is presented under the previous section, Provision for loan losses.

The following table presents the allocation of the allowance for loan losses at December 31, 2009 and 2008, compared with the percent of loans in the applicable categories of total loans.

Allocation of the Allowance for Loan Losses

	At December 31,
	2009		2008
	Amount	% Loans in Each Category	Amount	% Loans in Each Category
	(Dollars in thousands)
Balance at end of period applicable to:
Commercial	$2,025	15.64%	$932	15.43%
Real Estate	7,713	82.91	4,377	83.33
Consumer	93	1.10	136	0.94
All Other Loans	240	0.35	19	0.30
Unallocated	10	—	296	—

Total	$10,081	100.00%	$5,760	100.00%

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

Non-Performing Assets

	At December 31,
	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$14,163	$5,656
Restructured loans	—	—

Total nonperforming loans	14,163	5,656
Real estate owned	12,546	728
Other repossessed assets	1,418	—

Total nonperforming assets	$28,127	$6,384

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	10,081	5,760
Nonperforming loans to period end loans held for investment	2.67%	1.13%
Allowance for loan losses to nonperforming loans	71.18%	101.84%
Nonperforming assets to total assets	4.04%	1.04%

The elevated level of non-performing assets at December 31, 2009 is related to the declining economic conditions in our lending markets. Construction and land development loans have been particularly affected by the economic downturn as demand for new housing or developed property has declined from prior years. Note below that our construction and land development loans had the highest level of impairment and specific loan loss allowances at December 31, 2009 as well as the highest net loan charge-offs in 2009. The following table gives expanded disclosure of our loans outstanding and impaired loans by loan type along with specific loan loss allowances at December 31, 2009 and net loan charge-offs in 2009.

	At December 31, 2009
			Impaired Loans		Year to Date Net Loan Charge-offs
	Loans Outstanding		Outstanding	Specific Loan Loss Allowances
	Outstanding	Percent
	(Dollars in thousands)
Loans secured by real estate:
Construction & land development	$122,072	23.01%	$3,954	$1,518	$2,952
Revolving residential lines	58,015	10.93%	504	276	697
Closed-end residential	57,716	10.88%	1,372	317	509
Multifamily	16,687	3.14%	—	—	—
Nonfarm nonresidential	185,452	34.95%	5,185	1,010	1,575

Total loans secured by real estate	439,942	82.91%	11,015	3,121	5,733

Commercial and industrial	83,005	15.64%	2,835	1,084	390
Consumer	5,818	1.10%	14	2	76
All other loans	1,841	0.35%	299	224	—

Total loans held for investment	$530,606	100.00%	$14,163	$4,431	$6,199

Deposits. The maturity distribution of time deposits of $100,000 or more at December 31, 2009 and 2008 is presented below. Such deposits may be more volatile and interest rate sensitive than other deposits.

Certificates of Deposit in Amounts of $100,000 or More

	At December 31,
	2009	2008
	(Dollars in thousands)
Remaining maturity:
Three months or less	$37,591	$39,082
Over three through six months	30,686	43,247
Over six through twelve months	31,619	20,576
Over twelve months	25,678	16,988

	$125,574	$119,893

Interest rate sensitivity. Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Prior to 2009, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2008, we set our Carolina Bank prime at 4.50% when the Wall Street Prime declined to 3.25% with the expectation that the Carolina Bank prime would not rise again until the Wall Street prime exceeded 4.25%. Approximately 56% of our loans held for investment, or $297.8 million at December 31, 2009 adjust with the Carolina Bank prime. We also implemented floors on a number of our variable rate loans which benefits our loan yields in a very low rate environment. Our net yield on average interest-earning assets increased to 3.20% in 2009 from 2.82% in 2008 because deposit yields declined more than asset yields. Our simulation analysis indicates that our net interest margin will decline slightly, less than 4%, as interest rates increase and will not begin to rise until interest rates rise between 2% and 3%. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is the major reason for the potential decline in net interest income as the Wall Street prime increases.

The table below reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Fixed rate loans are reflected at their contractual maturity date and variable rate loans are reflected when the loans may be re-priced contractually, except variable loans that have reached their floors are treated as fixed rate loans. Investments in restricted and unrestricted stocks are excluded from the presentation. Interest-bearing liabilities with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in the earliest re-pricing interval due to contractual arrangements which give the bank the opportunity to vary rates paid on these deposits within a thirty day or shorter period. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Repricing Schedule as of December 31, 2009
	0-90 Days	91-365 Days	More than 1 Year to 3 Years	Over 3 Years	Total
	(Dollars in Thousands)
Interest-earning assets
Interest-bearing deposits	$34,039	$—	$—	$—	$34,039
Investment securities	4,369	7,675	1,293	36,222	49,559
Loans held for sale	29,388	—	—	—	29,388
Loans	150,685	101,385	71,603	192,771	516,444

Total	218,481	109,060	72,896	228,993	629,430

Interest-bearing liabilities
Savings, NOW and money market	353,526	—	—	—	353,526
Time Deposits	73,480	127,007	58,307	5,151	263,945
Federal Home Loan Bank advances	2,022	3,057	165	2,539	7,783
Securities sold under agreements to repurchase	683	—	—	—	683
Subordinated debentures	19,360	—	—	—	19,360

Total	449,071	130,064	58,472	7,690	645,297

Interest sensitive gap	$(230,590)	$(21,004)	$14,424	$221,303	$(15,867)

Cumulative gap	$(230,590)	$(251,594)	$(237,170)	$(15,867)	$(15,867)

Ratio of interest-sensitive assets to interest-sensitive liabilities	48.65%	83.85%	124.67%	2977.80%	97.54%

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	48.65%	56.56%	62.80%	97.54%	97.54%

Return on equity and assets. The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), cash dividend payout ratio (cash dividends declared divided by net income), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

	For the Year Ended December 31,
	2009	2008
Return on Average Assets	-0.05%	0.39%
Return on Average Stockholders’ Equity	-0.74%	7.13%
Dividend Payout Ratio	—	—
Average Stockholders’ Equity as a Percentage of Average Assets	7.29%	5.52%

Capital resources. Carolina Bank Holdings, Inc. and Carolina Bank are subject to various regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain minimum ratios of capital to risk-weighted assets and average total assets. Carolina Bank Holdings, Inc. and Carolina Bank exceeded all minimum capital requirements, and Carolina Bank met the requirements to be categorized as “well capitalized” at December 31, 2009 and 2008. Included in the regulatory capital of Carolina Bank Holdings, Inc. and Subsidiary is $10.0 million in junior subordinated debentures which has been primarily reinvested in the Bank. Another $9.0 million in junior subordinated debentures issued by Carolina Bank in 2008 is included in the regulatory capital of the Bank and the consolidated capital of Carolina Bank Holdings, Inc and Subsidiary. On January 9, 2009 we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase program to help support future growth. The preferred stock is included in the consolidated capital of Carolina Bank Holdings, Inc. and Subsidiary, and $10 million of this capital, which was reinvested in the Bank, is included in the Bank’s capital.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Carolina Bank Holdings, Inc. and Subsidiary

Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Carolina Bank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Bank Holdings, Inc. and Subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/S/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Raleigh, North Carolina

March 3, 2010

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

For the years ended December 31, 2009 and 2008

	2009	2008
	(in thousands)
Assets
Cash and due from banks	$6,416	$5,589
Interest-bearing deposits with banks	34,039	359
Securities available-for-sale, at fair value	52,924	59,803
Securities held-to-maturity	770	1,116
Loans held for sale	29,388	19,163
Loans	530,606	501,424
Less allowance for loan losses	(10,081)	(5,760)

Net loans	520,525	495,664
Premises and equipment, net	19,351	19,652
Other assets	33,639	15,265

Total assets	$697,052	$616,611

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$39,261	$29,367
NOW, money market and savings	314,265	182,521
Time	263,945	286,176

Total deposits	617,471	498,064

Advances from the Federal Home Loan Bank	7,783	56,856
Federal funds purchased	—	4,104
Securities sold under agreements to repurchase	683	2,487
Subordinated debentures	19,360	19,265
Other liabilities and accrued expenses	3,807	4,259

Total liabilities	649,104	585,035

Commitments (note 12)
Stockholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2009 and none in 2008	14,473	—
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2009 and 3,348,193 in 2008	3,387	3,348
Common stock warrants	1,841	—
Additional paid-in capital	15,799	15,586
Retained earnings	11,445	12,893
Stock in directors’ rabbi trust	(874)	(648)
Directors’ deferred fees obligation	874	648
Accumulated other comprehensive income (loss)	1,003	(251)

Total stockholders’ equity	47,948	31,576

Total liabilities and stockholders’ equity	$697,052	$616,611

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2009 and 2008

	2009	2008
	(in thousands, except per share data)
Interest income
Loans	$29,982	$28,483
Investment securities, taxable	2,141	2,750
Investment securities, non taxable	563	376
Interest from federal funds sold and other	35	31

Total interest income	32,721	31,640

Interest expense
NOW, money market, savings	4,470	4,301
Time deposits	7,363	10,563
Other borrowed funds	1,183	2,049

Total interest expense	13,016	16,913

Net interest income	19,705	14,727
Provision for loan losses	10,520	1,910

Net interest income after provision for loan losses	9,185	12,817

Non-interest income
Service charges	1,021	926
Mortgage banking income	8,814	2,959
Gains on sale of investment securities	99	227
Other	616	497

Total non-interest income	10,550	4,609

Non-interest expense
Salaries and benefits	10,102	7,666
Occupancy and equipment	2,350	1,891
Professional fees	1,285	1,316
Outside data processing	835	758
FDIC insurance	1,218	444
Advertising and promotion	585	587
Stationery, printing and supplies	581	529
Impairment of investment security	850	—
Impairment of repossessed assets	816	—
Other	1,955	867

Total non-interest expense	20,577	14,058

Income (loss) before income taxes	(842)	3,368
Income tax (benefit) expense	(484)	1,174

Net income (loss)	(358)	2,194

Dividends and accretion on preferred stock	1,090	—

Net income (loss) available (allocable) to common stockholders	$(1,448)	$2,194

Net income (loss) per common share
Basic	$(0.43)	$0.66

Diluted	$(0.43)	$0.65

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2009 and 2008

	Preferred Stock	Discount on Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Retained Earnings	Stock in Directors’ Rabbi Trust	Directors’ Deferred Fees Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2007	$—	$—	$3,315	$—	$15,379	$10,875	$(524)	$524	$71	$29,640
Comprehensive income
Net income	—	—	—	—	—	2,194	—	—	—	2,194
Other comprehensive income-
Unrealized loss on securities available for sale, net of tax of $165	—	—	—	—	—	—	—	—	(322)	(322)

Comprehensive income										1,872
Directors deferred fees	—	—	—	—	—	—	(124)	124	—	—
Stock options exercised	—	—	33	—	171	—	—	—	—	204
Stock options expensed	—	—	—	—	36	—	—	—	—	36
Cumulative-effect adjustment for split dollar life insurance	—	—	—	—	—	(176)	—	—	—	(176)

Balance, December 31, 2008	$—	$—	$3,348	$—	$15,586	$12,893	$(648)	$648	$(251)	$31,576

Comprehensive income
Net income (loss)	—	—	—	—	—	(358)	—	—	—	(358)
Other comprehensive income-
Unrealized gain on securities available for sale, net of tax of $646	—	—	—	—	—	—	—	—	1,254	1,254

Comprehensive income										896
Directors’ deferred fees	—	—	—	—	—	—	(226)	226	—	—
Stock options exercised	—	—	39	—	177	—	—	—	—	216
Stock options expensed	—	—	—	—	36	—	—	—	—	36

Issuance of preferred stock	16,000	(1,841)	—	1,841	—	—	—	—	—	16,000
Amortization of preferred stock discount	—	314	—	—	—	(314)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(776)	—	—	—	(776)

Balance, December 31, 2009	$16,000	$(1,527)	$3,387	$1,841	$15,799	$11,445	$(874)	$874	$1,003	$47,948

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2009 and 2008

	2009	2008
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(358)	$2,194
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	10,520	1,910
Depreciation	935	665
Impairment of investment securities	850	—
Equity-based compensation	36	36
Deferred income tax (benefit)	(2,068)	(150)
Amortization (accretion), net	(53)	(61)
Amortization of subordinated debt discount	95	28
Gain on sale of repossessed assets	(55)	(15)
Gain on sale of investments	(99)	(227)
Impairment of repossessed assets	816	—
Increase in loans held for sale, net of sales and gains	(10,225)	(7,294)
Increase in other assets	(4,624)	(4,479)
Increase (decrease) in accrued expenses and other liabilities	(548)	172

Net cash (used for) operating activities	(4,778)	(7,221)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(5,411)	(15,655)
Maturities and calls of securities available-for-sale	529	6,616
Maturities and calls of securities held-to-maturity	—	1,800
Repayments from mortgage-backed securities available-for-sale	7,222	8,031
Repayments from mortgage-backed securities held-to-maturity	335	212
Origination of loans, net of principal collected	(50,542)	(101,860)
Additions to premises and equipment	(634)	(6,525)
Proceeds from sales of assets	7,824	1,142

Net cash (used for) investing activities	(40,677)	(106,239)

Cash flows from financing activities
Net increase in deposits	119,407	79,491
Net increase (decrease) in Federal Home Loan Advances	(49,073)	25,275
Net increase (decrease) in Federal funds purchased	(4,104)	1,454
Increase (decrease) in securities sold under agreements to repurchase	(1,804)	(965)
Net proceeds from issuance of subordinated debt	—	8,927
Proceeds from issuance of preferred stock	16,000	—
Dividends paid	(680)	—
Proceeds from exercised stock options	216	204

Net cash provided by financing activities	79,962	114,386

Net increase in cash and cash equivalents	34,507	926
Cash and cash equivalents at beginning of period	5,948	5,022

Cash and cash equivalents at end of period	$40,455	$5,948

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$13,780	$17,555

Cash paid during the period for income taxes	$600	$2,409

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$15,161	$538

Accretion of preferred stock discount	$314	$—

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has four locations in Greensboro and an office in Asheboro, Burlington, High Point and Winston-Salem. All offices are in the Piedmont Triad region of North Carolina.

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

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

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

The Company does not engage in any securities trading activities. Gains and losses on sales of securities are recognized on a specific identification basis. Purchases and sales of investments are recorded on a trade-date basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method. The investment in the Federal Home Loan Bank represents restricted stock which is carried at cost and is required for advances or borrowings. The amounts invested were $3,600,000 and $3,458,000 at December 31, 2009 and 2008, respectively.

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 1 - Summary of significant accounting policies (continued)

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 1 - Summary of significant accounting policies (continued)

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

(i) Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks, federal funds sold, and interest-bearing deposits with banks. The Company maintains due from accounts with correspondent banks. During the normal course of business, the Company may have cash deposits with these banks that are in excess of federally insured limits.

(j) Income per share

Basic income per share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the dilutive effects of stock options.

(k) Stock options

The Company’s shareholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors (Director Plan) and two incentive stock option plans for management and employees (Employee Plans). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock have been reserved for issuance under the terms of the Omnibus Plan. No awards were made under the Omnibus Plan or under the three expired plans in 2009 and 2008.

The Company adopted Accounting for Stock-Based Compensation in 2006 under the modified prospective application method. The fair value of options granted in 2007 under the Employee Plans was $178,000, of which $36,000 was expensed in both 2009 and 2008. As of December 31, 2009, there was $99,000 of total unrecognized compensation cost related to non-vested share-based compensation which is expected to be recognized over a weighted-average period of 2.9 years.

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 1 - Summary of significant accounting policies (continued)

Following is a summary of stock options outstanding under both plans, adjusted for the stock splits that have occurred in prior years:

	Director Plan			Employee Plan
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Balance at January 1, 2008	22,607	$4.73		273,221	$8.20
Issued	—	—		—	—
Exercised	—	—		(33,036)	5.57
Forfeited	—	—		(1,200)	10.41

Balance at December 31, 2008	22,607	$4.73		238,985	$8.55
Issued	—	—		—	—
Exercised	—	—		(38,852)	5.57
Forfeited	—	—		(1,886)	8.40

Balance at December 31, 2009	22,607	$4.73	$—	198,247	$9.13	$—

Exercisable at December 31, 2009	22,607	$4.73	$—	177,055	$8.83	$—

At December 31, 2009, and 2008, all options under the Director Plan were exercisable at weighted average exercise prices of $4.73. Under the Employee Plans, exercisable options at 2009 and 2008 were 177,055 and 210,650, respectively, with weighted average exercise prices of $8.83 and $8.13, respectively.

The range of exercise prices at December 31, 2009 for the Director Plan was $4.73 and for the Employee Plans was $4.73 - $11.65. The weighted average remaining contractual term for Director Plan options was 19 months and for the Employee Plans was 59 months.

The aggregate intrinsic value of all stock options at December 31, 2009 was $0 for all Plans. The intrinsic value of exercisable options at December 31, 2009 was $0 for all Plans.

(l) Reclassification

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

(m) Advertising

Advertising costs are expensed as incurred.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 1 - Summary of significant accounting policies (continued)

(n) Operating segments

ASC 280, “Segment Reporting”, provides standards for the way public business enterprises report and disclose information about operating segments. The Corporation is considered to have two principal business segments in 2009 and 2008, the Commercial/Retail Bank and the Wholesale Mortgage Division. The Wholesale Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. Financial performance for 2009 and 2008 and selected balance sheet information at December 31, 2009 and 2008 for each segment are as follows:

	Year Ended December 31, 2009
	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)
Interest income	$31,308	$1,413	$32,721
Interest expense	11,592	1,424	13,016

Net interest income (loss)	19,716	(11)	19,705
Provision for loan losses	10,520	—	10,520

Net interest income (loss) after provision for loan losses	9,196	(11)	9,185
Non-interest income	2,134	8,416	10,550
Non-interest expense	16,048	4,529	20,577

Income (loss) before income taxes	(4,718)	3,876	(842)
Income tax (benefit) expense	(2,079)	1,595	(484)

Net income (loss)	$(2,639)	$2,281	$(358)

Total Assets	$667,138	$29,914	$697,052
Net loans	520,525	29,388	549,913
Equity	45,667	2,281	47,948

	Year Ended December 31, 2008
	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)
Interest income	$30,805	$835	$31,640
Interest expense	16,243	670	16,913

Net interest income	14,562	165	14,727
Provision for loan losses	1,910	—	1,910

Net interest income after provision for loan losses	12,652	165	12,817
Non-interest income	1,968	2,641	4,609
Non-interest expense	12,211	1,847	14,058

Income before income taxes	2,409	959	3,368
Income tax expense	800	374	1,174

Net income	$1,609	$585	$2,194

Total Assets	$597,214	$19,397	$616,611
Net loans	495,664	19,163	514,827
Equity	30,991	585	31,576

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 1 - Summary of significant accounting policies (continued)

(o) Retail repurchase agreements

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers. Retail repurchase agreements are collateralized by securities of U.S. governmental agencies or by mortgage backed securities issued by government sponsored entities. The market value of collateral pledged for retail repurchase agreements is monitored by the Company to equal or exceed the balances borrowed.

(p) Impact of recently adopted accounting standards

ASC 815, “Disclosures about Derivative Instruments and Hedging Activities”, requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

ASC 805, “Business Combinations”, requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Relevance, completeness, and representation faithfulness of the information provided in financial reports about the assets acquired and liabilities assumed in a business combination are improved with implementation of this statement. This statement applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. This statement did not have an impact on the Company’s consolidated financial statements as no business combinations have been experienced.

ASC 810, “Consolidation”, improves the relevance, comparability, and transparency of financial information provided to investors by requiring entities to report non-controlling, minority, interests in subsidiaries as equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

ASC 825, “Financial Instruments”, provides interim disclosure requirements regarding the fair value of financial instruments, intending to enhance the consistency and improve the transparency and quality of information provided to financial statement users by increasing the frequency of fair value disclosures. These requirements are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these standards in the period ended March 31, 2009, with the expanded disclosures reflected in Note 14 below.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 1 - Summary of significant accounting policies (continued)

ASC 320, “Investments – Debt and Equity Securities”, provides guidance on the recognition and presentation of other than temporary investments, which is designed to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This guidance is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. The Company adopted these standards in the period ended March 31, 2009, with the expanded disclosures reflected in Note 5 below.

ASC 105, “The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles”, codifies generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy), effective for interim or annual periods ending after September 15, 2009. The codification is not intended to change GAAP but represents a significant change in the way accounting principles are researched and U.S. GAAP is referenced. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB updated ASC 820, “Fair Value Measurements and Disclosures”, which provides guidance on determining the fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and on identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. This guidance is effective for interim or annual periods ending after September 15, 2009, but early adoption is permitted. The Company adopted the aforementioned standard in the period ended March 31, 2009, as reflected in the expanded disclosures in Note 14.

ASC 820, “Fair Value Measurements and Disclosures”, was further updated during August 2009 by Accounting Standards Update (“ASU”) 2009-05, which clarifies how entities should estimate the fair value of liabilities. The standard describes that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the specified techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This standard is effective for the first reporting period beginning after the issuance of ASU 2009-05 in August 2009. The Company has disclosed the fair value of its financial statements in accordance with generally accepted accounting principles in Note 14.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 1 - Summary of significant accounting policies (continued)

ASC 860, “Accounting for Transfers of Financial Assets”, requires entities to disclose more information about transfers of financial assets, including securitization transactions and the continuing exposure to the risks related to the transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2009. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 2 - Securities

A summary of the amortized cost and estimated fair values of securities available-for-sale and held-to-maturity follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2009

Available for sale
U.S. agency obligations	$998	$54	$—	$1,052
Municipal securities	15,102	397	40	15,459
FNMA, FHLMC, and GNMA mortgage-backed securities	25,580	1,383	—	26,963
Corporate securities	5,490	53	228	5,315
Restricted stock	3,702	—	—	3,702
Unrestricted stock	533	—	100	433

	$51,405	$1,887	$368	$52,924

Held to maturity
FNMA and GNMA mortgage-backed securities	770	27	—	797

	$770	$27	$—	$797

December 31, 2008

Available for sale
U.S. agency obligations	$2,256	$107	$—	$2,363
Municipal securities	11,245	62	279	11,028
FNMA, FHLMC, and GNMA mortgage-backed securities	37,175	983	42	38,116
Corporate securities	5,414	—	1,044	4,370
Restricted stock	3,560	—	—	3,560
Unrestricted stock	533	—	167	366

	$60,183	$1,152	$1,532	$59,803

Held to maturity
FNMA and GNMA mortgage-backed securities	1,116	22	—	1,138

	$1,116	$22	$—	$1,138

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 2 - Securities (continued)

The scheduled maturities of debt securities available-for-sale and held-to-maturity at December 31, 2009 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due from one to five years	2,427	2,576	—	—
Due from five to ten years	1,580	1,599	—	—
Over ten years	17,583	17,651	—	—
Mortgage-backed securities	25,580	26,963	770	797

	$47,170	$48,789	$770	$797

One agency security and three mortgage-backed securities were sold during 2009 for gains totaling $235,000. Restricted stock with a carrying value of $88,000 was sold at a gain of $227,000 in 2008.

At December 31, 2009, securities with a carrying value of approximately $8,508,000 were pledged to secure public deposits and other purposes.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At December 31, 2009, debt securities and unrestricted stock with $8,317,000 in fair value had total unrealized losses of $368,000 of amortized cost. These securities were municipal securities, corporate debt securities and unrestricted stock. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 2 - Securities (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2009:
Municipal securities	$4,069	$40	$—	$—	$4,069	$40
FNMA, FHLMC, GNMA mortgage backed securities	—	—	—	—	—	—
Corporate securities	—	—	3,815	228	3,815	228
Unrestricted stock	—	—	433	100	433	100

Total	$4,069	$40	$4,248	$328	$8,317	$368

December 31, 2008:
Municipal securities	$7,470	$279	$—	$—	$7,470	$279
FNMA, FHLMC, GNMA mortgage backed securities	3,248	39	372	3	3,620	42
Corporate securities	3,870	1,044	—	—	3,870	1,044
Unrestricted stock	—	—	366	167	366	167

Total	$14,588	$1,362	$738	$170	$15,326	$1,532

Note 3 - Loans and allowance for loan losses

Loans at December 31, 2009 and 2008 were as follows:

	2009	2008
	( in thousands)
Real estate - construction	$122,072	$119,795
Real estate - mortgage	317,903	298,092
Commercial	83,005	77,345
Installment and other	7,659	6,214

Total loans	530,639	501,446
Less: Deferred loan fees, net	(33)	(22)
Allowance for loan losses	(10,081)	(5,760)

	$520,525	$495,664

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 3 - Loans and allowance for loan losses (continued)

The activity in the allowance for loan losses for 2009 and 2008 is summarized as follows:

	2009	2008
	( in thousands)
Balance at beginning of year	$5,760	$4,532
Provision charged to operations	10,520	1,910
Loan charge-offs	(6,208)	(694)
Loan recoveries	9	12

Balance at end of year	$10,081	$5,760

At December 31, 2009 and 2008, the total recorded investment in impaired loans amounted to approximately $14,163,000 and $5,656,000, respectively. These loans were also on non-accrual. The average recorded investment in impaired loans amounted to $13,535,000 and $3,090,000 for the years ended December 31, 2009 and 2008, respectively. There were no loans ninety days or more past due and still accruing interest at December 31, 2009 and 2008. The allowance for loan losses related to impaired loans was $4,431,000 at December 31, 2009 and $840,000 at December 31, 2008. There was no interest income recognized on impaired loans for 2009 and 2008.

During 2009 and 2008, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings. At December 31, 2009 and 2008, the Company had no troubled debt restructurings as none of the modifications made granted concessions to borrowers experiencing financial difficulties.

The Company has made loans in the ordinary course of business to certain directors and executive officers of the Company and to their affiliates and associates. The total amount of such loans was $14,483,000 and $14,447,000 at December 31, 2009 and 2008, respectively. During 2009, new loans were $4,079,000 and repayments were $4,204,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 4 - Premises and equipment

Premises and equipment at December 31, 2009 and 2008 were as follows:

	2009	2008
	(in thousands)
Land	$3,824	$3,824
Building and improvements	6,563	6,563
Leasehold improvements	7,388	7,080
Furniture and equipment	4,807	4,497
Construction in progress	—	—
Land improvements	1,004	1,004

	23,586	22,968
Less accumulated depreciation	(4,235)	(3,316)

Premises and equipment, net	$19,351	$19,652

Interest capitalized was $0 and $178,000 in 2009 and 2008, respectively. Depreciation expense was $935,000 in 2009 and $665,000 in 2008.

Note 5 - Impairment of investment security

Investments are periodically evaluated for any impairment which would be deemed other than temporary. During 2009, the Company’s investment in a trust preferred debt security of $850,000 issued by Silverton Financial Services, Inc. (SFSI), formerly Community Financial Services, Inc., was estimated to be worthless. SFSI is the former parent company of Silverton Bank, NA which was closed by the Office of the Comptroller of the Currency in May 2009. SFSI is currently in bankruptcy. The decline in value was determined to be other than temporary and impairment charges of $850,000 were recorded in 2009. This is the only debt security which the Company has deemed impaired.

Note 6 - Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $125,245,000 and $119,893,000 at December 31, 2009 and 2008, respectively.

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $5,637,000 and $6,234,000 at December 31, 2009 and 2008, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 6 - Deposits (continued)

At December 31, 2009, the scheduled maturities of time deposits were as follows:

(in thousands)
2010	$200,487
2011	51,346
2012	4,828
2013	2,133
2014	5,151
Thereafter	—

$263,945

Note 7 - Advances from Federal Home Loan Bank of Atlanta

The Company had the following advances from the Federal Home Loan Bank outstanding at December 31, 2009 and 2008:

	2009	2008
	( in thousands)
Fixed rate advance at 6.05%	$3,000	$3,000
Variable rate advances at 0.36% and 0.46% (overnight)	2,000	51,000
Amortizing fixed rate advances at 1.00%	1,011	1,050
Amortizing fixed rate advance at 1.25%	1,337	1,360
Amortizing fixed rate advance at 0.25%	330	337
Amortizing fixed rate advance at 0.00%	105	109

	$7,783	$56,856

These advances are secured by the Company’s FHLB stock and a blanket floating lien on the Company’s one-to-four family residential and commercial real estate loan portfolios. Outstanding loan balances of approximately $114 million were pledged to the Federal Home Loan Bank at December 31, 2009. The contractual maturities of these advances are as follows:

(in thousands)
2010	5,079
2011	81
2012	84
2013	87
2014	90
Thereafter	2,362

$7,783

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 7 - Advances from Federal Home Loan Bank of Atlanta (continued)

Credit availability for additional advances from the Federal Home Loan Bank was $37,671,000 at December 31, 2009. The Company also had $9,000,000 in federal funds borrowing accommodations from two Banks, of which none was outstanding at December 31, 2009. The Company also obtained a discount borrowing line of approximately $100,000,000 from the Federal Reserve Bank of Richmond subsequent to December 31, 2009 which is secured by land development, construction, commercial, and home equity loans. No borrowings have been conducted under the Federal Reserve line.

Note 8 - Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to accounting standards incorporated within ASC 810, “Consolidation”. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 and Tier 2 capital under Federal Reserve Board guidelines. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part, on or after January 7, 2010.

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,050,000 at December 31, 2009 and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note 9 - Income taxes

The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2009 and 2008, and did not accrue interest or penalties as of December 31, 2009 and 2008. The Company does not have an accrual for uncertain tax positions as of December 31, 2009 and 2008, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2005 and thereafter are subject to future examination by tax authorities.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 9 - Income taxes (continued)

The provision for income tax expense (benefit) consisted of the following for the year ended December 31:

	2009	2008
	(in thousands)
Current
Federal	$1,261	$981
State	323	343

	1,584	1,324

Deferred
Federal	(1,832)	(87)
State	(236)	(63)

	(2,068)	(150)

	$(484)	$1,174

A reconciliation of reported income tax expense for the years ended December 31, 2009 and 2008 to the amount of tax expense computed by multiplying income before taxes by the statutory federal income tax rate of 34% follows:

	2009	2008
	(in thousands)
Tax provision at statutory rate	$(286)	$1,145
Increase (decrease) in income taxes resulting from
State income taxes net of federal benefit	57	184
Increase in cash value of life insurance	(135)	(120)
Non taxable securites income reduced by nondeductible interest expense	(188)	(111)
Other	68	76

	$(484)	$1,174

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 9 - Income taxes (continued)

The primary components of deferred income taxes are as follows:

	2009	2008
	(in thousands)
Deferred tax assets
Allowance for loan losses	$3,702	$1,987
Deferred compensation expense	840	621
Impaired assets	327	39
Other	(20)	6
Unrealized loss on securities	—	129

Gross deferred tax assets	4,849	2,782

Deferred tax liabilities
Depreciable basis of premises and equipment	755	699
Deferred loan costs	327	287
Prepaid assets	93	61
Unrealized gain on securities	517	—

Gross deferred tax liabilities	1,692	1,047

Net deferred tax assets	$3,157	$1,735

Note 10 - Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of discount for 2009 was $314,000. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year if not called by the Company.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). At December 31, 2009 and 2008, management believes that the Company and the Bank have met all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are presented in the table that follows.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 11 - Regulatory matters (continued)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	($ in thousands)
December 31, 2009:
Total Capital
(To risk weighted assets)
Consolidated	$73,614	12.09%	$48,698		≥8%	n/a	n/a
Carolina Bank	68,421	11.24%	48,698		≥8%	$60,873		≥10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	56,945	9.35%	24,349		≥4%	n/a	n/a
Carolina Bank	51,752	8.50%	24,349		≥4%	36,524		≥6%
Tier 1 Capital
(To average assets)
Consolidated	56,945	8.20%	27,781		≥4%	n/a	n/a
Carolina Bank	51,752	7.45%	27,768		≥4%	34,710		≥5%

December 31, 2008:
Total Capital
(To risk weighted assets)
Consolidated	$47,587	8.64%	$44,085		≥8%	n/a	n/a
Carolina Bank	56,613	10.29%	44,012		≥8%	$55,015		≥10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	41,827	7.59%	22,042		≥4%	n/a	n/a
Carolina Bank	41,898	7.62%	22,006		≥4%	33,009		≥6%
Tier 1 Capital
(To average assets)
Consolidated	41,827	6.99%	23,952		≥4%	n/a	n/a
Carolina Bank	41,898	7.00%	23,937		≥4%	29,922		≥5%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 12 - Commitments

Operating leases

The Company leases land for its main office, a loan production office, a branch facility, and an ATM site under operating leases. Total future minimum lease payments, excluding renewal options, at December 31, 2009, under the leases are as follows:

( in thousands)
2010	$353
2011	336
2012	352
2013	371
2014	382
Thereafter	3,509

$5,303

Total lease expense was approximately $378,000 in 2009 and $367,000 in 2008.

Loans

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 2009 and 2008, pre-approved but unused lines of credit for loans totaled approximately $129,192,000 and $108,650,000. In addition, the Company had $10,217,000 and $7,289,000 in standby letters of credit at December 31, 2009 and 2008, respectively. These commitments represent no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 13 - Employee benefit plans

All employees of the Company who meet certain eligibility requirements can elect to participate in the Bank’s 401(k) plan. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code and the plan documents. The Company makes a 100% matching contribution up to a maximum of six percent of compensation which is vested immediately. The Company’s matching expense was $331,000 in 2009 and $271,000 in 2008.

In 2003, the Company established a nonqualified deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional matching contribution for monthly fees and the amounts deferred are invested solely in Company stock that is held in a rabbi trust. The matching contribution was 25% of fees deferred in 2008 and during the first ten months of 2009 and was reduced to 0% during the last two months of 2009. The Company stock held by the trust and the related deferred compensation liability are recorded at an amount equal to the original compensation deferred. Changes in the fair value of the stock are not recognized in the Company’s financial statements. At December 31, 2009, deferred directors’ fees of $874,000 had been used to purchase 124,466 shares of the Company’s stock held by the trust after distribution of shares to retiring directors. Deferred directors’ fees of $11,000 were also remitted to the trust before December 31, 2009 to buy stock in 2009. Prior to 2003, directors could elect to defer their fees however there was no separate trust, matching provision or investment in Company stock.

During December 2002, the Company added a supplemental executive retirement plan for certain officers. The plan was expanded in 2009 to include new officers and directors. The future benefits of the plan will be funded primarily by life insurance policies on certain employees with the Company designated as the beneficiary. Expenses were $551,000 in 2009 and $466,000 in 2008 related to this plan. At December 31, 2009 and 2008, other liabilities include $1,514,000 and $964,000, respectively, for this supplemental retirement plan. The cash surrender value of the related insurance policies has been included in other assets.

Note 14 - Fair value of financial statements

The Company has adopted the accounting standards within ASC 820 “Fair Value Measurements and Disclosures”, which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Generally accepted accounting principles defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company has not elected the fair value option to value liabilities. Securities available-for-sale and loans held for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 14 - Fair value of financial statements (continued)

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

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $29.4 million and $19.2 million included positive fair value adjustments of $255,000 and $152,000 at December 31, 2009 and 2008, respectively.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, most of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with generally accepted accounting principles, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 14 - Fair value of financial statements (continued)

not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $14.2 million at December 31, 2009. Of such loans, $14.2 million had specific loss allowances aggregating $4.4 million at that date.

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below.

	December 31, 2009
	Fair Value Measurement Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets
Loans held for sale	$—	$29,388	$—	$29,388
Securities available-for-sale	433	52,491	—	52,924

Total assets	$433	$81,879	$—	$82,312

	December 31, 2008
	Fair Value Measurement Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets
Loans held for sale	$—	$19,163	$—	$19,163
Securities available-for-sale	366	59,437	—	59,803

Total assets	$366	$78,600	$—	$78,966

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

Cash and due from banks: The carrying amount approximates fair value.

Interest-bearing deposits with banks: The carrying amount approximates fair value.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 14 - Fair value of financial statements (continued)

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

Subordinated debt: The carrying value of subordinated debt approximates the fair value, since the interest rate is variable and since the terms are similar to current offerings.

Trust preferred debt: The fair value of trust preferred debt was determined by discounting cash flows using a rate 3% higher (2% higher in 2008) than the actual current rate over an estimated remaining term of fifteen years. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 3% higher when available.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 14 - Fair value of financial statements (continued)

The following represents the estimated fair values and carrying amounts of financial instruments at December 31:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial Assets:
Cash and due from banks	$6,416	$6,416	$5,589	$5,589
Interest-bearing deposits with banks	34,039	34,039	359	359
Securities available for sale	52,924	52,924	59,803	59,803
Securities held to maturity	770	797	1,116	1,138
Net loans held for sale	29,388	29,388	19,163	19,163
Net loans held for investment	520,525	522,490	495,664	496,270
Accrued interest receivable	2,222	2,222	2,102	2,102

Financial Liabilities:
Demand and savings deposits	353,526	353,526	211,888	211,888
Time deposits	263,945	264,422	286,176	287,039
Federal Home Loan Bank advances	7,783	7,861	56,856	57,057
Securities sold under agreements to repurchase	683	683	2,487	2,487
Federal funds purchased	—	—	4,104	4,104
Subordinated debt	9,050	9,050	8,955	8,955
Trust preferred debt	10,310	7,232	10,310	8,681
Accrued interest payable	1,019	1,019	1,593	1,593

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 15 - Income (loss) per common share (EPS)

The reconciliation of the numerators and denominators of the basic income (loss) per share and diluted income per share computation at December 31, 2009 and 2008 follows:

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)
2009
Basic income (loss) per share:
Net (loss) allocable to common stockholders	$(1,448)	3,383,748	$(0.43)

Effect of dilutive securities
Stock options	—	1,354	—

Diluted income per share:

Net (loss) allocable to common stockholders and assumed conversions	$(1,448)	3,385,102	$(0.43)

2008
Basic income per share:
Net income available to common stockholders	$2,194	3,344,010	$0.66

Effect of dilutive securities
Stock options	—	42,621	(0.01)

Diluted income per share:

Net income available to common stockholders and assumed conversions	$2,194	3,386,631	$0.65

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 16 - Condensed financial statements of parent company

Financial information pertaining to Carolina Bank Holdings, Inc. is as follows:

Condensed Balance Sheets

	December 31,
	2009	2008
	(in thousands)
Assets:
Cash	$5,322	$39
Securities available-for-sale	—	—
Investment in Carolina Capital Trust	310	310
Investment in Carolina Bank	52,756	41,647
Other assets	22	72

Total assets	$58,410	$42,068

Liabilities and stockholders’ equity:
Accrued expenses	$152	$182
Junior subordinated debentures	10,310	10,310
Stockholders’ Equity	47,948	31,576

Total liabilities and stockholders’ equity	$58,410	$42,068

Condensed Statements of Operations

	Years ended December 31,
	2009	2008
	(in thousands)
Interest income	$145	$19

Interest expense	295	593
Other expense	119	100

Total expense	414	693

Income tax benefit	92	229

(Loss) before equity in undistributed net income of subsidiaries	(177)	(445)
Equity in undistributed income of subsidiaries	(181)	2,639

Net income (loss)	$(358)	$2,194

Dividends and accretion on preferred stock	(1,090)	—

Net income (loss) available (allocable) to common stockholders	$(1,448)	$2,194

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Note 16 - Condensed financial statements of parent company (continued)

Condensed Statements of Cash Flows

Years ended December 31, 2009 and 2008

	2009	2008
	(in thousands)
Operating activities:
Net income (loss)	$(358)	$2,194
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Equity in undistributed income of subsidiaries	181	(2,639)
Change in other assets	50	1
Change in accrued expenses	(126)	5

Net cash used by operating activites	(253)	(439)

Investing activities:
Investment in subsidiary	(10,000)	—

Net cash provided by (used by) investing activities	(10,000)	—

Financing activities:
Dividend from subsidiary	—	150
Proceeds from stock options	216	184
Proceeds from issuance of preferred stock	16,000	—
Dividends paid	(680)	—

Net cash provided by financing activities	15,536	334

Net change in cash	5,283	(105)

Cash at beginning of year	39	144

Cash at end of year	$5,322	$39

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$387	$599

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The company’s internal control over financial reporting is a process designed under the supervision of the company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes–Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the COSO in Internal Control—Integrated Framework. Based on that assessment, management believes that, as of December 31, 2009, the company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the fourth quarter of 2009. In connection with such evaluation, the company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to pages 4-11 of the Proxy Statement.

We have adopted a Code of Ethics that applies, among others, to our principal executive officer and principal financial officer. Our Code of Ethics is available to any person, without charge, upon written request submitted to T. Allen Liles, Carolina Bank Holdings, Inc., 101 North Spring Street, Greensboro, North Carolina 27401.

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated by reference to pages 7-9 and 12-17 of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to pages 3-4 of the Proxy Statement.

The following table sets forth certain information with respect to the Company’s equity compensation plans at December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	220,854	$8.68	500,000

Equity compensation plans not approved by security holders	None	N/A	None

Total	220,854	$8.68	500,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to pages 7 and 17 of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to pages 18-20 of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial statements included in Item 8 of this Annual Report on Form 10-K:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form: None

3.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant(1)

3.2	Articles of Amendment of Registrant(11)

3.3	Bylaws of Registrant(2)

4.1	Form of Stock Certificate for Common Stock(2)

4.2	Indenture(3)

4.3	Warrant to Purchase Common Stock of Carolina Bank Holdings, Inc., dated January 9, 2009(11)

4.4	Form of Stock Certificate for Series A Preferred Stock(11)

10.1	Employment Agreement of Robert T. Braswell(4)

10.2	Employment Agreement of T. Allen Liles(5)

10.3	Employment Agreement of Gunnar N. R. Fromen(5)

10.4	Employment Agreement of Daniel D. Hornfeck(5)

10.5	1997 Incentive Stock Option Plan(6)

Exhibit Number	Description

10.6	1997 Non-qualified Stock Option Plan(7)

10.7	2007 Incentive Stock Option Plan(7)

10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell(8)

10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles(9)

10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen(5)

10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck(5)

10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(9)

10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(9)

10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(9)

10.15	Carolina Bank Directors’ Deferral Plan(9)

10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett(5)

10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown(5)

10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III(5)

10.19	Director Retirement Agreement Between Carolina Bank and James E. Hooper(5)

10.20	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas(5)

10.21	Amended and Restated Declaration of Trust of Carolina Capital Trust(10)

10.22	Guarantee Agreement(10)

10.23	Form of Bonus Recovery Agreement(12)

10.24	Form of Golden Parachute Payment Waiver Agreement(12)

10.25	2009 Omnibus Stock Ownership and Long Term Incentive Plan(13)

10.26	Employment Agreement with Philip Carmac (Filed herewith)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Cherry, Bekaert & Holland, L.L.P. (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

Exhibit Number	Description

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

99.1	Proxy Statement for the 2010 Annual Meeting of Shareholders(14)

99.2	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

99.3	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

(1)	Incorporated by reference to Form 10-K of Carolina Bank Holdings, Inc. (Filed March 30, 2009 with the Securities and Exchange Commission).
(2)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission).
(3)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).
(4)	Incorporated by reference to Form 8-K/A of Carolina Bank Holdings, Inc. (Filed June 9, 2008 with the Securities and Exchange Commission).
(5)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed June 5, 2008 with the Securities and Exchange Commission).
(6)	Incorporated by reference to the registrant’s Registrant Statement on Form S-8, filed with the Securities and Exchange Commission on June 2, 2003
(7)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).
(8)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed May 27, 2008 with the Securities and Exchange Commission).
(9)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).
(10)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).
(11)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 13, 2009 with the Securities and Exchange Commission).
(12)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed February 5, 2010 with the Securities and Exchange Commission).
(13)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed March 5, 2010 with the Securities and Exchange Commission).
(14)	Filed with the Securities and Exchange Commission Pursuant to Rule 14a-6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.
(Registrant)

By:	/S/ ROBERT T. BRASWELL
Robert T. Braswell
President and Chief Executive Officer

Date:	March 24, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ROBERT T. BRASWELL Robert T. Braswell President, Chief Executive Officer and Director	March 24, 2010

/S/ SUSAN ALT Susan Alt Director	March 24, 2010

/S/ J. ALEXANDER S. BARRETT J. Alexander S. Barrett Director	March 24, 2010

/S/ STEPHEN K. BRIGHT Stephen K. Bright Director	March 24, 2010

/S/ GARY N. BROWN Gary N. Brown Chairman of the Board of Directors	March 24, 2010

/S/ GEORGE E. CARR George E. Carr Director	March 24, 2010

/S/ JAMES E. HOOPER James E. Hooper Director	March 24, 2010

/S/ BETTY J. PEARCE Betty J. Pearce Director	March 24, 2010

/S/ D. WAYNE THOMAS D. Wayne Thomas Director	March 24, 2010

/S/ KIM A. THOMPSON Kim A. Thompson Director	March 24, 2010

/S/ T. ALLEN LILES T. Allen Liles Principal Financial and Principal Accounting Officer	March 24, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant *

3.2	Articles of Amendment of Registrant *

3.3	Bylaws of Registrant*

4.1	Form of Stock Certificate*

4.2	Indenture*

4.3	Warrant to Purchase Common Stock of Carolina Bank Holdings, Inc., dated January 9, 2009*

4.4	Form of Stock Certificate for Series A Preferred Stock*

10.1	Employment Agreement of Robert T. Braswell*

10.2	Employment Agreement of T. Allen Liles*

10.3	Employment Agreement of Gunnar N. R. Fromen*

10.4	Employment Agreement of Daniel D. Hornfeck*

10.5	1997 Incentive Stock Option Plan*

10.6	1997 Non-qualified Stock Option Plan*

10.7	2007 Incentive Stock Option Plan*

10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell*

10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles*

10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen*

10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck*

10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell*

10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles*

10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen*

10.15	Carolina Bank Directors’ Deferral Plan*

10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett*

10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown*

10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III*

10.19	Director Retirement Agreement Between Carolina Bank and James E. Hooper*

10.20	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas*

10.21	Amended and Restated Declaration of Trust of Carolina Capital Trust*

10.22	Guarantee Agreement*

10.23	Form of Bonus Recovery Agreement*

10.24	Form of Golden Parachute Waiver Agreement*

10.25	2009 Omnibus Stock Ownership and Long Term Incentive Plan*

10.26	Employment Agreement with Philip Carmac (Filed herewith)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Cherry, Bekaert & Holland, L.L.P. (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

99.1	Proxy Statement for 2010 Annual Meeting of shareholders**

99.2	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

99.3	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

*	Incorporated by reference.
**	To be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.