Form 10-Q
period 2010-03-31
CAROLINA BANK HOLDINGS INC
filed 2010-05-14
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value, outstanding as of May 13, 2010.

(Mark One)

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$6,164	$6,416
Interest-bearing deposits with banks	40,287	34,039
Securities available-for-sale, at fair value	51,392	52,924
Securities held-to-maturity	717	770
Loans held for sale	30,941	29,388
Loans	534,045	530,606
Less allowance for loan losses	(10,697)	(10,081)

Net loans	523,348	520,525
Premises and equipment, net	19,159	19,351
Other assets	32,077	33,639

Total assets	$704,085	$697,052

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$36,910	$39,261
NOW, money market and savings	309,234	314,265
Time	279,586	263,945

Total deposits	625,730	617,471

Advances from the Federal Home Loan Bank	5,763	7,783
Securities sold under agreements to repurchase	1,037	683
Subordinated debentures	19,358	19,360
Other liabilities and accrued expenses	4,085	3,807

Total liabilities	655,973	649,104

Commitments
Stockholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2010 and 2009	14,555	14,473
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2010 and 2009	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,808	15,799
Retained earnings	11,459	11,445
Stock in directors’ rabbi trust	(648)	(874)
Directors’ deferred fees obligation	648	874
Accumulated other comprehensive income	1,062	1,003

Total stockholders’ equity	48,112	47,948

Total liabilities and stockholders’ equity	$704,085	$697,052

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months
	Ended March 31,
	2010	2009
	(in thousands, except per share data)
Interest income
Loans	$7,476	$7,213
Investment securities, taxable	462	593
Investment securities, non taxable	162	123
Interest from federal funds sold and other	22	—

Total interest income	8,122	7,929

Interest expense
NOW, money market, savings	990	980
Time deposits	1,383	2,272
Other borrowed funds	229	365

Total interest expense	2,602	3,617

Net interest income	5,520	4,312
Provision for loan losses	1,988	1,195

Net interest income after provision for loan losses	3,532	3,117

Non-interest income
Service charges	216	250
Mortgage banking income	1,749	1,810
Gains on sale of investment securities	130	235
Repossessed asset (losses)	(127)	(4)
Other	165	106

Total non-interest income	2,133	2,397

Non-interest expense
Salaries and benefits	2,574	2,443
Occupancy and equipment	608	593
Professional fees	260	348
Outside data processing	241	205
FDIC insurance	257	97
Advertising and promotion	159	158
Stationery, printing and supplies	114	112
Impairment of investment security	—	251
Impairment of repossessed assets	507	—
Other	558	265

Total non-interest expense	5,278	4,472

Income before income taxes	387	1,042
Income tax expense	88	377

Net income	299	665

Dividends and accretion on preferred stock	285	254

Net income available to common stockholders	$14	$411

Net income per common share
Basic	$—	$0.12

Diluted	$—	$0.12

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Net income	$299	$665
Other comprehensive income:
Unrealized holding gains (losses) arising during the period, net of income taxes	59	(573)

Comprehensive income	$358	$92

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

	Preferred Stock	Discount on Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Retained Earnings	Stock in Directors’ Rabbi Trust	Directors’ Deferred Fees Obligation	Accumulated Other Comprehensive Income	Total
	(in thousands)

Balance, December 31, 2009	$16,000	$(1,527)	$3,387	$1,841	$15,799	$11,445	$(874)	$874	$1,003	$47,948

Comprehensive income
Net income	—	—	—	—	—	299	—	—	—	299
Other comprehensive income - Unrealized gain on securities available for sale, net of tax of $30	—	—	—	—	—	—	—	—	59	59

Comprehensive income										358
Directors’ deferred fees	—	—	—	—	—	—	(50)	50	—	—
Directors’ deferred fees paid	—	—	—	—	—	—	276	(276)	—	—
Stock options expensed	—	—	—	—	9	—	—	—	—	9
Amortization of preferred stock discount	—	82	—	—	—	(82)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(203)	—	—	—	(203)

Balance, March 31, 2010	$16,000	$(1,445)	$3,387	$1,841	$15,808	$11,459	$(648)	$648	$1,062	$48,112

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income	$299	$665
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,988	1,195
Depreciation	238	226
Impairment of investment securities	—	251
Equity-based compensation	9	9
Deferred income tax (benefit)	(326)	(403)
Amortization (accretion), net	(21)	(6)
Amortization of subordinated debt discount	(2)	17
Loss on sale of repossessed assets	128	4
Gain on sale of investments	(130)	(235)
Impairment of repossessed assets	507	—
Increase in loans held for sale, net of sales and gains	(1,553)	(11,633)
Decrease (increase) in other assets	(612)	28
Increase (decrease) in accrued expenses and other liabilities	275	(756)

Net cash provided by (used for) operating activities	800	(10,638)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(1,063)	(793)
Maturities and calls of securities available-for-sale	—	29
Repayments from mortgage-backed securities available-for-sale	1,052	1,657
Repayments from mortgage-backed securities held-to-maturity	52	40
Origination of loans, net of principal collected	(5,351)	(13,882)
Additions to premises and equipment	(46)	(33)
Proceeds from sales of assets	4,159	6,163

Net cash (used for) investing activities	(1,197)	(6,819)

Cash flows from financing activities
Net increase in deposits	8,259	23,383
Net decrease in Federal Home Loan Advances	(2,020)	(20,016)
Net decrease in Federal funds purchased	—	(215)
Increase (decrease) in securities sold under agreements to repurchase	354	(1,458)
Proceeds from issuance of preferred stock	—	16,000
Dividends paid	(200)	(80)
Proceeds from exercised stock options	—	216

Net cash provided by financing activities	6,393	17,830

Net increase in cash and cash equivalents	5,996	373
Cash and cash equivalents at beginning of period	40,455	5,948

Cash and cash equivalents at end of period	$46,451	$6,321

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,684	$4,700

Cash paid during the period for income taxes	$450	$300

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$540	$897

Accretion of preferred stock discount	$82	$76

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2010 and 2009, are not necessarily indicative of the results that may be expected for future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2009 and 2008, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the annual financial statements.

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

There were no stock option grants in 2009 or the first three months of 2010. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $9,000 in the first three months of 2010 and 2009. At March 31, 2010, there was $95,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 2.7 years.

Note F – Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock. For the quarters ended March 31, 2010 and 2009, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,045 and 3,377,155, respectively.

The only potential stock of the Company are stock options granted to various directors and officers of the Bank and a warrant to purchase common stock executed in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	(in thousands, except per share data)

Net income available to common shareholders	$14	$411

Weighted average outstanding shares - basic	3,387	3,377

Dilutive effect of stock options	—	4

Weighted average shares - diluted	3,387	3,381

Diluted earnings per share	$0.00	$0.12

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount for the first three months of 2010 and 2009 was $82,000 and $76,000, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

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

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,048,000 and $9,050,000 at March 31, 2010 and December 31, 2009, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have two principal business segments in 2010 and 2009, the Commercial/Retail Bank and the Wholesale Mortgage Division. The Wholesale Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. Financial performance for the three months ending March 31, 2010 and 2009 and selected balance sheet information at March 31, 2010 and 2009 for each segment is as follows:

	March 31, 2010
	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)
Interest income	$7,811	$311	$8,122
Interest expense	2,291	311	2,602

Net interest income	5,520	—	5,520
Provision for loan losses	1,988	—	1,988

Net interest income after provision for loan losses	3,532	—	3,532
Non-interest income	438	1,695	2,133
Non-interest expense	4,262	1,016	5,278

Income (loss) before income taxes	(292)	679	387
Income tax (benefit) expense	(176)	264	88

Net income (loss)	$(116)	$415	$299

Total Assets	$672,598	$31,487	$704,085
Net loans	523,348	30,941	554,289
Equity	47,697	415	48,112

	March 31, 2009
	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)
Interest income	$7,622	$307	$7,929
Interest expense	3,311	306	3,617

Net interest income	4,311	1	4,312
Provision for loan losses	1,195	—	1,195

Net interest income after provision for loan losses	3,116	1	3,117
Non-interest income	709	1,693	2,402
Non-interest expense	3,626	851	4,477

Income before income taxes	199	843	1,042
Income tax expense	50	327	377

Net income	$149	$516	$665

Total Assets	$602,815	$30,989	$633,804
Net loans	507,454	30,796	538,250
Equity	47,199	516	47,715

The Wholesale Mortgage Division experienced strong growth in originations and related fee income during 2009 and the first quarter of 2010 due to low interest rates and due to expansion into new market and new products such as FHA and VA loans. Risks have been minimized by obtaining optional loan sales commitments when loan origination commitments are made to borrowers and by primarily originating loans that conform to FNMA, FHLMC, or FHA standards. Borrower fraud is a risk that has been minimized by more robust underwriting standards and by getting the originating banker or broker to indemnify us for the risks we assume. Warranty expenses and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. During the first quarter of 2010, $66,000 in warranty expense was recorded resulting in $282,000 in warranty liabilities at March 31, 2010 available to fund future warranty claims.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2010

Available for sale
U.S. agency obligations	$998	$45	$—	$1,043
Municipal securities	15,678	311	61	15,928
FNMA, FHLMC, and GNMA mortgage-backed securities	23,370	1,349	—	24,719
Corporate securities	5,501	45	49	5,497
Restricted stock	3,702	—	—	3,702
Unrestricted stock	533	—	30	503

	$49,782	$1,750	$140	$51,392

Held to maturity
FNMA and GNMA mortgage-backed securities	717	32	—	749

	$717	$32	$—	$749

December 31, 2009

Available for sale
U.S. agency obligations	$998	$54	$—	$1,052
Municipal securities	15,102	397	40	15,459
FNMA, FHLMC, and GNMA mortgage-backed securities	25,580	1,383	—	26,963
Corporate securities	5,490	53	228	5,315
Restricted stock	3,702	—	—	3,702
Unrestricted stock	533	—	100	433

	$51,405	$1,887	$368	$52,924

Held to maturity
FNMA and GNMA mortgage-backed securities	770	27	—	797

	$770	$27	$—	$797

Investments are periodically evaluated for any impairment which would be deemed other than temporary. During 2009, our investment in a trust preferred debt security of $850,000 issued by Silverton Financial Services, Inc. (SFSI), formerly Community Financial Services, Inc., was estimated to be worthless. SFSI is the former parent company of Silverton Bank, NA which was closed by the Office of the Comptroller of the Currency in May 2009. SFSI is currently in bankruptcy. The decline in value was determined to be other than temporary and resulted in an impairment charge of $850,000 which was recorded over the first nine months of 2009. This is the only debt security which the Company has deemed impaired.

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2010:
Municipal securities	$4,045	$61	$—	$—	$4,045	$61
Corporate securities	995	18	2,998	30	3,993	48
Unrestricted stock	—	—	503	30	503	30

Total	$5,040	$79	$3,501	$60	$8,541	$139

December 31, 2009:
Municipal securities	$4,069	$40	$—	$—	$4,069	$40
Corporate securities	—	—	3,815	228	3,815	228
Unrestricted stock	—	—	433	100	433	100

Total	$4,069	$40	$4,248	$328	$8,317	$368

Note K – Fair value of financial statements

The Company has adopted the accounting standards within FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures”, which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company has not elected the fair value option to value liabilities. Securities available-for-sale and loans held for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $30.9 million and $29.4 million included positive fair value adjustments of $260,000 and $255,000 at March 31, 2010 and December 31, 2009, respectively.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, its fair value is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010 and December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $19.6 million and $14.2 million at March 31, 2010 and December 31, 2009, respectively. Of such loans, $19.6 million had specific loss allowances aggregating $5.3 million at March 31, 2010 and $14.2 million had specific loss allowances aggregating $4.4 million at December 31, 2009.

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	March 31, 2010
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Loans held for sale	$—	$30,941	$—	$30,941
Securities available-for-sale	503	50,889	—	51,392

Total assets	$503	$81,830	$—	$82,333

The following represents the estimated fair values and carrying amounts of financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$6,164	$6,164	$6,416	$6,416
Interest-bearing deposits with banks	40,287	40,287	34,039	34,039
Securities available for sale	51,392	51,392	52,924	52,924
Securities held to maturity	717	749	770	797
Net loans held for sale	30,941	30,941	29,388	29,388
Net loans held for investment	534,045	534,713	520,525	522,490
Accrued interest receivable	2,089	2,089	2,222	2,222

Financial Liabilities:
Demand and savings deposits	346,144	346,144	353,526	353,526
Time deposits	279,586	279,788	263,945	264,422
Federal Home Loan Bank advances	5,763	5,799	7,783	7,861
Securities sold under agreements to repurchase	1,037	1,037	683	683
Subordinated debt	9,048	9,048	9,050	9,050
Trust preferred debt	10,310	7,315	10,310	7,232
Accrued interest payable	747	747	1,019	1,019

Note L – Impact of recently adopted accounting standards

In June 2009, the FASB issued an update to ASC 860, “Accounting for Transfers of Financial Assets”, which eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. This update is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The adoption of the new practices did not have an effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued an update to ASC 810, “Consolidation”, which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPE’s, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. This update for consolidations is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly- consolidated Variable Interest Entities). The adoption of the new practices did not have an effect on the Company’s financial position or results of operations.

In the first quarter of 2010, additional guidance was issued under FASB ASC 820, “Fair Value Measurements and Disclosures”, requiring disclosures of significant transfers in and out of Levels 1 and 2 fair value and the reasons for the transfers. Certain additional disclosures are now required in interim and annual periods to discuss the inputs and valuation techniques used to measure fair value. The adoption of the new accounting disclosures did not have a material effect on the Company’s financial position or results of operations.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to March 31, 2010. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Note M – Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

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

Comparison of Financial Condition

Assets. Our total assets increased by $7.0 million, or 1.0%, from $697.1 million at December 31, 2009, to $704.1 million at March 31, 2010. During the three months ended March 31, 2010, cash and due from banks and interest-bearing deposits with banks increased by $6.0 million, while investment securities decreased by $1.6 million. Loans held for sale increased 5.3% during the first three months of 2010 to $30.9 million at March 31, 2010 due to continued strong originations by our wholesale loan division. Loans held for investment increased by $3.4 million or 0.65% during the first three months of 2010. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in the first quarter of 2010 and second half of 2009.

Liabilities. Total deposits increased by $8.3 million, or 1.3%, from $617.5 million at December 31, 2009, to $625.7 million at March 31, 2010. Time deposits increased $15.6 million and transaction accounts declined $7.4 million during the first quarter of 2010. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our continued branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances declined $2.0 million during the first three months to $5.8 million at March 31, 2010 due to adequate deposit growth. We had approximately $21.0 million in out-of-market time deposits from other institutions and $42.6 million in brokered deposits at March 31, 2010, an increase of $9.2 million in these two types of accounts from December 31, 2009.

Stockholders’ Equity. Total stockholders’ equity was up $0.2 million at March 31, 2010 to $48.1 million from $47.9 million at December 31, 2009, primarily due to retained income, and an increase in accumulated other comprehensive income.

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009

General. Net income for first quarter of 2010 was $299,000 compared to $665,000 in the first quarter of 2009. Net income available to common stockholders for the three months ended March 31, 2010 and 2009, amounted to $14,000, or $0.00 per diluted share and $411,000, or $0.12 per diluted share, respectively. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. The decrease in net income available to common shareholders was primarily due to a higher provision for loan losses, higher repossessed asset losses, and repossessed asset impairment losses during the first quarter of 2010. The seasonally adjusted unemployment rate in North Carolina rose to 11.1% at March 31, 2010 from 10.9% at December 31, 2009 and 8.5% at December 31, 2008. Our primary lending market in the Piedmont Triad also experienced a similar unemployment rate increase in the past eighteen months with deteriorating economic conditions which have negatively impacted our borrowers. The commercial/retail bank segment reported a net loss of $116,000 for the three months ending March 31, 2010 due to higher provisions for loan losses and higher repossessed asset losses and impairments. On the other hand, our wholesale mortgage division reported quarterly net income of $415,000 for the three months ending March 31, 2010 due to lower mortgage rates and expanded operations.

Net interest income. Net interest income increased 28.0% to $5,520,000 for the three months ended March 31, 2010, from $4,312,000 for the three months ended March 31, 2009. Growth in interest earning assets and liabilities and a 58 basis point increase in the net yield on interest earning assets accounted for most of the higher net interest income in 2010. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.54% in the first quarter of 2010 from 2.96% in the first quarter of 2009. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended March 31,
	2010			2009
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$32,303	$22	0.28%	$168	$—	0.00%
Federal funds sold	—	—	0.00%	746	—	0.00%
Non-taxable investments (2.)	15,560	244	6.36%	11,196	173	6.27%
Taxable investments	36,819	462	5.09%	48,543	593	4.95%
Loan held for sale	24,251	311	5.20%	23,675	307	5.26%
Loans (3.)	532,928	7,165	5.45%	514,292	6,906	5.45%

Interest-earning assets	641,861	8,204		598,620	7,979
Interest-earning assets			5.18%			5.41%

Non interest-earning assets	49,545			34,392

Total assets	$691,406			$633,012

Interest-bearing liabilities
Interest checking	$30,367	$34	0.45%	$27,405	$34	0.50%
Money market and savings	280,598	956	1.38%	167,593	946	2.29%
Time certificates and IRAs	266,003	1,383	2.11%	283,249	2,272	3.25%
Other borrowings	26,079	229	3.56%	75,285	365	1.97%

Total interest-bearing liabilities	603,047	2,602		553,532	3,617
Cost on average
Interest-bearing liabilities			1.75%			2.65%

Non-interest-bearing liabilities
Demand deposits	36,919			28,688
Other liabilities	3,225			4,617

Total non-interest-bearing liabilities	40,144			33,305

Total liabilities	643,191			586,837
Stockholders’ equity	48,215			46,175

Total liabilities and equity	$691,406			$633,012
Net interest income		$5,602			$4,362

Net yield on average interest-earning assets			3.54%			2.96%

Interest rate spread			3.43%			2.76%

(1.)	Average balances are computed on a daily basis.
(2.)

Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.

(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $1,988,000 and $1,195,000 for the three months ended March 31, 2010 and 2009, respectively. The amount of the provision for loan losses increased primarily because of higher allowances for loan losses required on the elevated level of non-performing loans at March 31, 2010 and due to higher loan charge-offs for the first quarter of 2010. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $2,133,000 for the three months ended March 31, 2010, as compared to $2,397,000 for the three months ended March 31, 2009. The decrease in 2010 resulted from lower service charge income, slightly lower mortgage banking income, lower gains on sales of investments, and higher losses on repossessed asset sales.

Non-interest expense. Total non-interest expense amounted to $5,278,000 and $4,472,000 for the three months ended March 31, 2010 and 2009, respectively. Excluding impairment charges in both periods and increased FDIC insurance premiums of $160,000, non-interest expenses increased $390,000, or 9.2% in 2010 from 2009. Salaries and employee benefits increased 5.4% or $131,000. Other expenses rose $293,000, or 110.6%, to $558,000 due to higher real estate owned expenses, higher franchise taxes related to increased capital, and warranty provisions related to wholesale mortgage production. Impairment charges of $507,000 in the first quarter of 2010 were related to three repossessed assets.

Income taxes. Income taxes amounted to $88,000, or 22.7% of income before income taxes, for the three month period ended March 31, 2010, as compared to $377,000, or 36.2% of income before income taxes, for the three month period ended March 31, 2009. Non-taxable income represented a larger percentage of net income before taxes in the first quarter of 2010 which resulted in the lower tax rate in the 2010 period.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $31,143,000 at March 31, 2010, compared to $28,127,000 at December 31, 2009. Non-performing assets, as a percentage of total assets, was 4.42% at March 31, 2010, compared to 4.04% at December 31, 2009. There were no loans 90 days or more past due and still accruing interest at March 31, 2010 or at December 31, 2009. Foreclosed real estate and other repossessed assets were $11,507,000 at March 31, 2010 and $13,964,000 at December 31, 2009. The elevated level of non-performing assets at March 31, 2010 is related to the declining economic conditions in our lending markets. The unemployment rate in North Carolina increased to 11.1% in March 2010 from 8.5% in December 2008. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to slowing economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. The specific portion of our allowance for loan losses, which relates to non-performing loans, increased to $5,285,000 at March 31, 2010 from $4,431,000 at December 31, 2009 as the level of non-performing loans increased $5,492,000 during the same period to $19,635,000 at March 31, 2010. The general section of our allowance for loan losses decreased to $5,412,000 at March 31, 2010 from $5,650,000 at December 31, 2009 because performing loans declined during the first quarter of 2010. The general section of our allowance applies to performing loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.20% on loans secured by stocks and deposits to 10.00% on unsecured consumer revolving loans, to categories of performing loans at each period end. The loss ratios in the general section of the allowance were increased for construction and nonfarm nonresidential loans while loss ratios for commercial and industrial loans and multifamily loans were decreased due to historical loss trends. The general section also includes specific allowances for watch list loans which are still performing but carry a higher degree of risk because of declining credit factors. Watch list loans declined approximately $4 million during the first quarter of 2010.

The following table shows the composition of the loan portfolio, impaired loans, specific loan loss allowances on impaired loans, and year to date net loan charge-offs, all by loan type, at March 31, 2010:

	At March 31, 2010
			Impaired Loans		Year to Date
	Loans Outstanding			Specific Loan	Net Loan
	Outstanding	Percent	Outstanding	Loss Allowances	Charge-offs
	(Dollars in thousands)
Loans secured by real estate:
Construction & land development	$117,601	22.02%	$10,923	$2,240	$126
Revolving residential lines	60,785	11.38%	646	162	232
Closed-end residential	55,953	10.48%	720	77	123
Multifamily	15,782	2.96%	—	—	—
Nonfarm nonresidential	191,874	35.93%	5,262	1,547	(3)

Total loans secured by real estate	441,995	82.77%	17,551	4,026	478

Commercial and industrial	84,778	15.87%	1,769	1,032	883
Consumer	5,259	0.98%	47	13	11
All other loans	2,013	0.38%	268	214	—

Total loans held for investment	$534,045	100.00%	$19,635	$5,285	$1,372

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $1,372,000 for the three months ended March 31, 2010 compared to $206,000 for the same period in 2009. Due to the higher loan charge-offs in 2010 and the higher specific loan loss allowances on impaired loans, the provision for loan losses, or amount charged to operating expense, increased to $1,988,000 for the three months ended March 31, 2010 from $1,195,000 for the three months ended March 31, 2009.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, federal funds sold, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2009 and 2010, we increased our levels of short-term liquidity due to our strong deposit growth and moderate loan growth. Short-term liquidity in the forms of cash and due from banks and interest-bearing deposits in banks increased to $46.5 million at March 31, 2010 from $6.3 million at March 31, 2009. We also reduced borrowings from FHLB by $31.1 million over the same one year period to $5.8 million at March 31, 2010. We further increased our secondary sources of liquidity in 2010 by obtaining a secured line of credit of over $100 million from the Federal Reserve. The Federal Reserve line has never been used and is secured by loans.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2010 and December 31, 2009, our levels of capital exceeded all applicable regulatory requirements.

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

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2010 and December 31, 2009, pre-approved but unused lines of credit for loans totaled approximately $110,901,000 and $129,192,000, respectively. In addition, we had $7,159,000 and $10,217,000 in standby letters of credit at March 31, 2010 and December 31, 2009, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem and an ATM out-parcel in Asheboro. Aggregate minimum lease payments over the next five years are $1,803,000 and $3,410,000 thereafter.

ITEM 4T.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2010. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the first quarter of 2010. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Carolina Bank Holdings, Inc.

Date: May 13, 2010	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 13, 2010	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.