Form 10-Q
period 2010-06-30
CAROLINA BANK HOLDINGS INC
filed 2010-08-12
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value, outstanding as of August 11, 2010.

CAROLINA BANK HOLDINGS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$6,038	$6,416
Interest-bearing deposits with banks	30,942	34,039
Securities available-for-sale, at fair value	48,572	52,924
Securities held-to-maturity	681	770
Loans held for sale	46,207	29,388
Loans	533,486	530,606
Less allowance for loan losses	(10,270)	(10,081)

Net loans	523,216	520,525
Premises and equipment, net	18,965	19,351
Other assets	29,719	33,639

Total assets	$704,340	$697,052

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$42,132	$39,261
NOW, money market and savings	298,092	314,265
Time	286,303	263,945

Total deposits	626,527	617,471

Advances from the Federal Home Loan Bank	2,744	7,783
Securities sold under agreements to repurchase	5,240	683
Subordinated debentures	19,377	19,360
Other liabilities and accrued expenses	4,093	3,807

Total liabilities	657,981	649,104

Commitments
Stockholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2010 and 2009	14,639	14,473
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2010 and 2009	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,817	15,799
Retained earnings	9,603	11,445
Stock in directors’ rabbi trust	(608)	(874)
Directors’ deferred fees obligation	608	874
Accumulated other comprehensive income	1,072	1,003

Total stockholders’ equity	46,359	47,948

Total liabilities and stockholders’ equity	$704,340	$697,052

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Interest income
Loans	$7,543	$7,414	$15,019	$14,627
Investment securities, taxable	420	533	882	1,126
Investment securities, non taxable	164	135	326	258
Interest from federal funds sold and other	22	1	44	1

Total interest income	8,149	8,083	16,271	16,012

Interest expense
NOW, money market, savings	926	1,134	1,916	2,114
Time deposits	1,328	1,898	2,711	4,170
Other borrowed funds	225	311	454	676

Total interest expense	2,479	3,343	5,081	6,960

Net interest income	5,670	4,740	11,190	9,052
Provision for loan losses	4,700	2,036	6,688	3,231

Net interest income after provision for loan losses	970	2,704	4,502	5,821

Non-interest income
Service charges	235	248	451	498
Mortgage banking income	2,187	2,798	3,936	4,608
Gains on sale of investment securities	55	—	185	235
Repossessed asset (losses)	(140)	51	(267)	51
Other	165	139	330	246

Total non-interest income	2,502	3,236	4,635	5,638

Non-interest expense
Salaries and benefits	2,810	2,520	5,384	4,963
Occupancy and equipment	598	576	1,206	1,169
Professional fees	342	252	602	600
Outside data processing	216	201	457	406
FDIC insurance	262	623	519	720
Advertising and promotion	91	132	250	290
Stationery, printing and supplies	132	173	246	285
Impairment of investment security	—	514	—	765
Impairment of repossessed assets	962	—	1,469	—
Other	759	517	1,317	787

Total non-interest expense	6,172	5,508	11,450	9,985

Income (loss) before income taxes	(2,700)	432	(2,313)	1,474
Income tax expense (benefit)	(1,132)	97	(1,044)	474

Net income (loss)	(1,568)	335	(1,269)	1,000

Dividends and accretion on preferred stock	288	284	573	538

Net income (loss) available (allocable) to common stockholders	$(1,856)	$51	$(1,842)	$462

Net income (loss) per common share
Basic	$(0.55)	$0.02	$(0.54)	$0.14

Diluted	$(0.55)	$0.02	$(0.54)	$0.14

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$(1,568)	$335	$(1,269)	$1,000
Other comprehensive income:
Unrealized holding gains (losses) arising during the period, net of income taxes	10	1,090	69	517

Comprehensive income (loss)	$(1,558)	$1,425	$(1,200)	$1,517

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

	Preferred Stock	Discount on Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Retained Earnings	Stock in Directors’ Rabbi Trust	Directors’ Deferred Fees Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2009	$16,000	$(1,527)	$3,387	$1,841	$15,799	$11,445	$(874)	$874	$1,003	$47,948

Comprehensive income
Net income (loss)	—	—	—	—	—	(1,269)	—	—	—	(1,269)
Other comprehensive income—
Unrealized gain on securities available for sale, net of tax of $36	—	—	—	—	—	—	—	—	69	69

Comprehensive income										(1,200)
Directors’ deferred fees	—	—	—	—	—	—	(92)	92	—	—
Directors’ deferred fees paid	—	—	—	—	—	—	358	(358)	—	—
Stock options expensed	—	—	—	—	18	—	—	—	—	18
Amortization of preferred stock discount	—	166	—	—	—	(166)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(407)	—	—	—	(407)

Balance, June 30, 2010	$16,000	$(1,361)	$3,387	$1,841	$15,817	$9,603	$(608)	$608	$1,072	$46,359

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(1,269)	$1,000
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	6,688	3,231
Depreciation	476	457
Impairment of investment securities	—	765
Equity-based compensation	18	18
Deferred income tax (benefit)	(239)	(807)
Amortization (accretion), net	(37)	(22)
Amortization of subordinated debt discount	17	37
Loss (gain) on sale of repossessed assets	267	(51)
Gain on sale of investments	(185)	(235)
Impairment of repossessed assets	1,469	—
Increase in loans held for sale, net of sales and gains	(16,819)	(17,443)
Decrease (increase) in other assets	(2,128)	(278)
Increase (decrease) in accrued expenses and other liabilities	279	(60)
Other operating activities	—	22

Net cash (used for) operating activities	(11,463)	(13,366)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(2,073)	(4,434)
Maturities and calls of securities available-for-sale	—	529
Repayments from mortgage-backed securities available-for-sale	3,357	3,090
Repayments from mortgage-backed securities held-to-maturity	52	179
Origination of loans, net of principal collected	(10,653)	(38,255)
Additions to premises and equipment	(90)	(220)
Proceeds from sales of assets	9,221	6,633

Net cash (used for) investing activities	(186)	(32,478)

Cash flows from financing activities
Net increase in deposits	9,056	60,726
Net decrease in Federal Home Loan Advances	(5,039)	(15,035)
Net decrease in Federal funds purchased	—	(3,166)
Increase (decrease) in securities sold under agreements to repurchase	4,557	(1,287)
Proceeds from issuance of preferred stock	—	16,000
Dividends paid	(400)	(280)
Proceeds from exercised stock options	—	215

Net cash provided by financing activities	8,174	57,173

Net increase (decrease) in cash and cash equivalents	(3,475)	11,329
Cash and cash equivalents at beginning of period	40,455	5,948

Cash and cash equivalents at end of period	$36,980	$17,277

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,212	$7,603

Cash paid during the period for income taxes	$450	$600

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$1,274	$5,294

Accretion of preferred stock discount	$166	$154

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note A – Summary

Carolina Bank Holdings, Inc. (the “Holding Company” or the “Company”) is a North Carolina corporation organized in 2000. Effective October 31, 2000, pursuant to the plan of share exchange approved by the shareholders of Carolina Bank (the “Bank”), all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Holding Company. The Holding Company presently has no employees.

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina and operates under the laws of North Carolina, the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has eight full-service banking locations, comprised of four in Greensboro and one in each of Asheboro, Burlington, High Point, and Winston-Salem. A mortgage loan production office was opened in Burlington in July 2010. All offices are in the Piedmont Triad region of North Carolina.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2010 and 2009, are not necessarily indicative of the results that may be expected for future periods.

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

There were no stock option grants in 2009 or the first six months of 2010. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $18,000 in the first six months of 2010 and 2009. At June 30, 2010, there was $86,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 2.4 years.

Note F – Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the quarters ended June 30, 2010 and 2009, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,045.

The only potential issuances of Company stock are stock options granted to various directors and officers of the Bank and a warrant to purchase common stock executed in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income (loss) available (allocable) to common stockholders	$(1,856)	$51	$(1,842)	$462

Weighted average outstanding shares—basic	3,387	3,387	3,387	3,382
Dilutive effect of stock options	—	—	—	2

Weighted average shares—diluted	3,387	3,387	3,387	3,384

Diluted earnings (loss) per share	$(0.55)	$0.02	$(0.54)	$0.14

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount for the first six months of 2010 and 2009 was $166,000 and $154,000, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

Note H – Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to accounting principles governing Consolidated Variable Interest Entities. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities currently qualify as Tier 1 capital under Federal Reserve Board guidelines. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates trust preferred securities as an element of Tier 1 capital for certain institutions. However, bank holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital. The Company therefore believes the Trust Preferred Securities will continue to qualify as Tier 1 capital. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part at any time.

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,067,000 and $9,050,000 at June 30, 2010 and December 31, 2009, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have two principal business segments in 2010 and 2009, the Commercial/Retail Bank and the Wholesale Mortgage Division. The Wholesale Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. Financial performance for the three and six months ending June 30, 2010 and 2009 and selected balance sheet information at June 30, 2010 and 2009 for each segment is as follows:

	Three months ending June 30, 2010			Three months ending June 30, 2009
	Commercial/Retail Bank	Wholesale Mortgage Division	Total	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)			(in thousands)
Interest income	$7,692	$457	$8,149	$7,679	$404	$8,083
Interest expense	2,022	457	2,479	2,930	413	3,343

Net interest income	5,670	—	5,670	4,749	(9)	4,740
Provision for loan losses	4,700	—	4,700	2,036	—	2,036

Net interest income after provision for loan losses	970	—	970	2,713	(9)	2,704
Non-interest income	368	2,134	2,502	565	2,671	3,236
Non-interest expense	4,911	1,261	6,172	4,246	1,262	5,508

Income (loss) before income taxes	(3,573)	873	(2,700)	(968)	1,400	432
Income tax (benefit) expense	(1,490)	358	(1,132)	(446)	543	97

Net income (loss)	$(2,083)	$515	$(1,568)	$(522)	$857	$335

Total Assets	$657,149	$47,191	$704,340	$638,292	$36,900	$675,192
Net loans	533,486	46,207	579,693	525,394	36,606	562,000
Equity	45,429	930	46,359	47,569	1,373	48,942

	Six months ending June 30, 2010			Six months ending June 30, 2009
	Commercial/Retail Bank	Wholesale Mortgage Division	Total	Commercial/Retail Bank	Wholesale Mortgage Division	Total
	(in thousands)			(in thousands)
Interest income	$15,503	$768	$16,271	$15,301	$711	$16,012
Interest expense	4,313	768	5,081	6,241	719	6,960

Net interest income	11,190	—	11,190	9,060	(8)	9,052
Provision for loan losses	6,688	—	6,688	3,231	—	3,231

Net interest income after provision for loan losses	4,502	—	4,502	5,829	(8)	5,821
Non-interest income	806	3,829	4,635	1,274	4,364	5,638
Non-interest expense	9,173	2,277	11,450	7,872	2,113	9,985

Income (loss) before income taxes	(3,865)	1,552	(2,313)	(769)	2,243	1,474
Income tax (benefit) expense	(1,666)	622	(1,044)	(396)	870	474

Net income (loss)	$(2,199)	$930	$(1,269)	$(373)	$1,373	$1,000

Total Assets	$657,149	$47,191	$704,340	$638,292	$36,900	$675,192
Net loans	533,486	46,207	579,693	525,394	36,606	562,000
Equity	45,429	930	46,359	47,569	1,373	48,942

The Wholesale Mortgage Division experienced strong growth in originations and related fee income during 2009 and the first six months of 2010 due to low interest rates and due to expansion into new markets and new products such as FHA and VA loans. Risks have been minimized by obtaining optional loan sales commitments when loan origination commitments are made to borrowers and by primarily originating loans that conform to FNMA, FHLMC, or FHA standards. Borrower fraud is a risk that has been minimized by more robust underwriting standards and by obtaining indemnification from the originating banker or broker for the risks the Company assumes. Warranty expenses and related warranty liabilities were established, beginning in the third quarter of 2009, to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $82,000 and $148,000 for the three and six months ending June 30, 2010. The warranty liability at June 30, 2010 was $364,000 and is available to fund future warranty claims. Several potential claims have been presented for possible payment, but no claims have been paid out of the warranty liability as of June 30, 2010.

Note J – Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2010

Available for sale
U.S. agency obligations	$998	$35	$—	$1,033
Municipal securities	16,683	409	20	17,072
FNMA, FHLMC, and GNMA mortgage-backed securities	19,518	1,320	—	20,838
Corporate securities	5,512	30	125	5,417
Restricted stock	3,702	—	—	3,702
Unrestricted stock	533	—	23	510

	$46,946	$1,794	$168	$48,572

Held to maturity
FNMA and GNMA mortgage-backed securities	681	40	—	721

	$681	$40	$—	$721

December 31, 2009

Available for sale
U.S. agency obligations	$998	$54	$—	$1,052
Municipal securities	15,102	397	40	15,459
FNMA, FHLMC, and GNMA mortgage-backed securities	25,580	1,383	—	26,963
Corporate securities	5,490	53	228	5,315
Restricted stock	3,702	—	—	3,702
Unrestricted stock	533	—	100	433

	$51,405	$1,887	$368	$52,924

Held to maturity
FNMA and GNMA mortgage-backed securities	770	27	—	797

	$770	$27	$—	$797

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

Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2010
Municipal securities	$814	$20	$—	$—	$814	$20
Corporate securities	2,006	35	1,910	90	3,916	125
Unrestricted stock	510	23	—	—	510	23

Total	$3,330	$78	$1,910	$90	$5,240	$168

December 31, 2009:
Municipal securities	$4,069	$40	$—	$—	$4,069	$40
Corporate securities	—	—	3,815	228	3,815	228
Unrestricted stock	—	—	433	100	433	100

Total	$4,069	$40	$4,248	$328	$8,317	$368

Note K – Fair value measurements

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

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $46.2 million and $29.4 million included positive fair value adjustments of $525,000 and $255,000 at June 30, 2010 and December 31, 2009, respectively.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, its fair value is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010 and December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $24.7 million and $14.2 million at June 30, 2010 and December 31, 2009, respectively. Of such loans, $13.8 million had specific loss allowances aggregating $3.5 million at June 30, 2010 and $14.2 million had specific loss allowances aggregating $4.4 million at December 31, 2009.

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	June 30, 2010
	Fair Value Measurement Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets
Loans held for sale	$—	$46,207	$—	$46,207
Securities available-for-sale	510	48,062	—	48,572

Total assets	$510	$94,269	$—	$94,779

The following represents the estimated fair values and carrying amounts of financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$6,038	$6,038	$6,416	$6,416
Interest-bearing deposits with banks	30,942	30,942	34,039	34,039
Securities available for sale	48,572	48,572	52,924	52,924
Securities held to maturity	681	721	770	797
Net loans held for sale	46,207	46,207	29,388	29,388
Net loans held for investment	523,216	523,665	520,525	522,490
Accrued interest receivable	2,166	2,166	2,222	2,222

Financial Liabilities:
Demand and savings deposits	340,224	340,224	353,526	353,526
Time deposits	286,303	286,266	263,945	264,422
Federal Home Loan Bank advances	2,744	2,744	7,783	7,861
Securities sold under agreements to repurchase	5,240	5,240	683	683
Subordinated debt	9,067	9,067	9,050	9,050
Trust preferred debt	10,310	7,439	10,310	7,232
Accrued interest payable	698	698	1,019	1,019

Note L – Impact of recently adopted accounting standards

In July 2010, FASB issued new guidance under ASC 310 related to “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This update amends ASC 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the new accounting disclosures are not expected to have a material impact on the Company’s financial position or results of operations.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to June 30, 2010. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

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

Impact of Dodd-Frank Act. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and improve cooperation between federal agencies;

•

the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;

•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;

•	enhanced regulation of financial markets, including derivatives and securitization markets;

•	the elimination of certain trading activities by banks;

•

a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per account, an extension of unlimited deposit insurance on qualifying noninterest-bearing transaction accounts, and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•

amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	new disclosure and other requirements relating to executive compensation and corporate governance.

The Company is unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact the Company’s business. However, the Company believes that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on the Company’s business, financial condition, and results of operations. Additionally, the Company cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect the Company.

Comparison of Financial Condition

Assets. Our total assets increased by $7.3 million, or 1.0%, from $697.1 million at December 31, 2009, to $704.3 million at June 30, 2010. During the six months ended June 30, 2010, cash and due from banks and interest-bearing deposits with banks decreased by $3.5 million, while investment securities decreased by $4.4 million. Loans held for sale increased 57.2% during the first six months of 2010 to $46.2 million at June 30, 2010 due to continued strong originations by our wholesale loan division. Loans held for investment increased by $2.9 million or 0.5% during the first six months of 2010. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in the first half of 2010 and second half of 2009.

Liabilities. Total deposits increased by $9.1 million, or 1.5%, from $617.5 million at December 31, 2009, to $626.5 million at June 30, 2010. Time deposits increased $22.4 million, noninterest demand accounts increased by $2.9 million, and interest-bearing transaction accounts declined $16.2 million during the first six months of 2010. We plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances declined $5.0 million during the first six months to $2.7 million at June 30, 2010 due to maturing advances paid from deposit growth. We had approximately $18.6 million in out-of-market time deposits from other institutions and $53.4 million in brokered deposits at June 30, 2010, an increase of $17.5 million in these two types of accounts from December 31, 2009. Broker deposits and out-of-market time deposits increased because of more favorable pricing, no early withdrawal features, and ability to extend maturities.

Stockholders’ Equity. Total stockholders’ equity was down $1.6 million at June 30, 2010 to $46.4 million from $48.0 million at December 31, 2009, primarily due to the net loss allocable to common stockholders for the first six months of 2010.

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009

General. Net income (loss) for the second quarter of 2010 was $(1,568,000) compared to $335,000 in the second quarter of 2009. Net loss allocable to common stockholders was $1,856,000, or $0.55 per diluted share, for the three months ended June 30, 2010 compared to net income available to common stockholders of $51,000, or $0.02 per diluted share, for the three months ended June 30, 2009. Net income (loss) available (allocable) to common stockholders represents net income (loss) less preferred stock dividends and related discount accretion. The decrease in net income available to common shareholders was primarily due to a higher provision for loan losses, lower mortgage banking income, higher asset impairments, and higher repossessed asset expenses during the second quarter of 2010. The seasonally adjusted unemployment rate in North Carolina decreased to 10.0% at June 30, 2010 from 11.2% at December 31, 2009 but remained higher than the 8.1% at December 31, 2008. Our primary lending market in the Piedmont Triad also experienced a similar unemployment rate change in the past eighteen months with deteriorating economic conditions which have negatively impacted our borrowers. The commercial/retail bank segment reported a net loss of $2,083,000 for the three months ending June 30, 2010 due to higher provisions for loan losses and higher repossessed asset losses and impairments. On the other hand, our wholesale mortgage division reported quarterly net income of $515,000 for the three months ending June 30, 2010 due to low mortgage rates and expanded operations.

Net interest income. Net interest income increased 19.6% to $5,670,000 for the three months ended June 30, 2010, from $4,740,000 for the three months ended June 30, 2009. Growth in interest earning assets and liabilities and a

35 basis point increase in the net yield on interest earning assets accounted for most of the higher net interest income in 2010. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.50% in the second quarter of 2010 from 3.15% in the second quarter of 2009. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2010 and 2009.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended June 30,
	2010			2009
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$32,792	$22	0.27%	$2,101	$1	0.19%
Non-taxable investments (2.)	15,854	243	6.15%	12,378	197	6.38%
Taxable investments	33,362	420	5.05%	42,968	533	4.98%
Loan held for sale	36,929	456	4.95%	33,500	404	4.84%
Loans (3.)	539,554	7,087	5.27%	521,406	7,010	5.39%

Interest-earning assets	658,491	8,228		612,353	8,145
Interest-earning assets			5.01%			5.34%

Non interest-earning assets	42,107			42,547

Total assets	$700,598			$654,900

Interest-bearing liabilities
Interest checking	$34,499	$39	0.45%	$29,895	$37	0.50%
Money market and savings	267,844	887	1.33%	209,365	1,182	2.26%
Time certificates and IRAs	281,688	1,328	1.89%	275,615	1,898	2.76%
Other borrowings	26,848	225	3.36%	55,327	226	1.64%

Total interest-bearing liabilities	610,879	2,479		570,202	3,343
Cost on average
Interest-bearing liabilities			1.63%			2.35%

Non-interest-bearing liabilities
Demand deposits	40,527			30,276
Other liabilities	1,443			5,860

Total non-interest-bearing liabilities	41,970			36,136

Total liabilities	652,849			606,338
Stockholders’ equity	47,749			48,562

Total liabilities and equity	$700,598			$654,900
Net interest income		$5,749			$4,802

Net yield on average interest-earning assets			3.50%			3.15%

Interest rate spread			3.38%			2.98%

(1.)	Average balances are computed on a daily basis.
(2.)

Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.

(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $4,700,000 and $2,036,000 for the three months ended June 30, 2010 and 2009, respectively. The amount of the provision for loan losses increased primarily because of higher allowances for loan losses required on performing loans at June 30, 2010 due to higher historical losses and due to higher loan charge-offs for the second quarter of 2010. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $2,502,000 for the three months ended June 30, 2010, as compared to $3,236,000 for the three months ended June 30, 2009. The decrease in 2010 resulted from lower mortgage banking income and losses on repossessed asset sales compared to gains in the previous year.

Non-interest expense. Total non-interest expense amounted to $6,172,000 and $5,508,000 for the three months ended June 30, 2010 and 2009, respectively. FDIC insurance expense of $262,000 in the second quarter of 2010 declined $361,000 from the same quarter in 2009 due to the special assessment in 2009. Impairment charges of real estate owned of $962,000 in the second quarter of 2010 exceeded impairment charges of investment securities of $514,000 in 2009. Salaries and benefits increased 11.5% in 2010 due to an increase in employees and higher benefit costs.

Income taxes. Income tax benefit was $1,132,000, or 41.9% of net loss before income taxes, for the three month period ended June 30, 2010, as compared to income tax expense of $97,000, or 22.5% of income before income taxes, for the three month period ended June 30, 2009. Non-taxable income represented a larger percentage of net income before taxes in the second quarter of 2009 which resulted in the lower tax rate in the 2009 period.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009

General. Net income (loss) for the six months ended June 30, 2010 and 2009, amounted to $(1,269,000) and $1,000,000, respectively. Net income (loss) available (allocable) to common stockholders for the six months ended June 30, 2010 and 2009, amounted to $(1,842,000), or $(0.54) per diluted share and $462,000, or $0.14 per diluted share, respectively. The decrease in net income available to common shareholders in 2010 was primarily due to a sharply higher provision for loan losses, lower mortgage banking income, higher repossessed asset losses, and higher asset impairment charges. The provision for loan losses in 2010 was negatively impacted by an increase in charge-offs which in turn led to a higher loan loss experience used for calculating the allowance for loan losses at June 30, 2010. Higher non-performing assets in 2010 have resulted from continued challenging credit conditions in our markets, especially in construction and development projects.

Net interest income. Net interest income increased 23.6% to $11,190,000 for the six months ended June 30, 2010, from $9,052,000 for the six months ended June 30, 2009. Growth in interest earning assets and liabilities and an increase in the net yield on interest earning assets accounted for most of the higher net interest income in 2010. The net yield on average interest earning assets increased in 2010 due to progress in pricing loans and interest-bearing deposits.

Provision for loan losses. The provision for loan losses amounted to $6,688,000 for the six months ended June 30, 2010 compared to $3,231,000 for the six months ended June 30, 2009, an increase of 107.0%. The amount of the provision for loan losses increased because of higher loan charge-offs during 2010 and the related impact on historical loan losses. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors. The economic conditions in our markets have declined during 2009 and 2010, resulting in high unemployment and higher loan defaults. Our non-performing loans have increased 74.5% to $24,721,000 at June 30, 2010 from $14,163,000 at December 31, 2009.

Non-interest income. Total non-interest income amounted to $4,635,000 for the six months ended June 30, 2010, as compared to $5,638,000 for the six months ended June 30, 2009. The decrease in 2010 was primarily attributable to lower mortgage banking income which was still quite strong at $3.9 million. Repossessed asset losses of $267,000 in 2010 compared to repossessed asset gains of $51,000 in 2009.

Non-interest expense. Total non-interest expense amounted to $11,450,000 for the six months ended June 30, 2010, as compared to $9,985,000 for the six months ended June 30, 2009, an increase of 14.7%. Salaries and employee benefits increased $421,000, or 8.5%, in 2010 to $5,384,000 due to higher benefit costs and an increase in the number of full-time equivalent employees by 8.1% in one year to 147. Impairment of repossessed assets increased to $1,469,000 for the six months ended June 30, 2010 compared to an impairment of an investment security of $765,000 for the six months ended June 30, 2009. Other expenses increased $530,000 in 2010 from higher expenses related to repossessed assets and from the accrual of $148,000 in warranty expenses related to the sale of mortgage loans.

Income taxes. Income tax benefit of $1,044,000, or 45.1% of loss before income taxes, for the six months ended June 30, 2010, as compared to income tax expense of $474,000, or 32.2% of income before income taxes, for the six months ended June 30, 2009. The tax rates are less than the combined federal and state incremental rate of 38.7% due to non-taxable income such as increase in cash value of life insurance and non-taxable municipal securities interest income.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and restructured loans, totaled $32,513,000 at June 30, 2010, compared to $28,127,000 at December 31, 2009. Non-performing assets, as a percentage of total assets, was 4.62% at June 30, 2010, compared to 4.04% at December 31, 2009. There were no loans 90 days or more past due and still accruing interest at June 30, 2010 or at December 31, 2009. Loans past due 30 to 89 days increased to $6,264,000 at June 30, 2010 from $3,675,000 at December 31, 2009. Foreclosed real estate and other repossessed assets were $7,792,000 at June 30, 2010 and $13,964,000 at December 31, 2009. The elevated level of non-performing assets at June 30, 2010 is related to the declining economic conditions in our lending markets. The unemployment rate in North Carolina decreased to 10.0% in June 2010 from 11.2% in December 2009 but remained higher than the 8.1% at December 2008. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to slowing economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and problem loans and a general section related to performing loans. We adopted a more conservative loan loss methodology suggested by the FDIC in the second quarter of 2010 which resulted in acceleration of loan charge-offs and in a higher provision for loan losses than would have been experienced under our former loan loss methodology. The specific portion of our allowance for loan losses, which relates to non-performing loans, decreased to $3,512,000 at June 30, 2010 from $5,285,000 at March 31, 2010 and $4,431,000 at December 31, 2009 due to the change in methodology to generally recording loan charge-offs at the time appraisals are received on non-performing real estate loans rather than setting up specific loan loss reserves for these loans until deemed uncollectible. Net loan charge-offs amounted to $5,127,000 and $6,499,000 for the three and six months ending June 30, 2010, respectively, compared to $6,199,000 for all of 2009. The general section of our allowance for loan losses increased to $6,758,000 at June 30, 2010 from $5,412,000 at March 31, 2010 and $5,650,000 at December 31, 2009. The general section of our allowance applies to performing loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.20% on loans secured by stocks and deposits to 11.3% on unsecured consumer revolving loans, to categories of performing loans at each period end. The loss ratios in the general section of the allowance were increased for most of our loan categories due to an increase in historical loss trends resulting from higher loan charge-offs in the current quarter and from shortening the loss trend period to an average of the eight most recent quarters from a modified three year period plus qualitative factors. The change of using a shorter period to calculate historical losses in the current quarter was recommended by the FDIC. The general section also includes higher allowances for substandard loans which are still performing but carry a higher degree of risk because of declining credit factors. Substandard loans totaled $39,806,000 and related allowances for loan losses were $1,068,000 at June 30, 2010.

The following table shows the composition of the loan portfolio, non-performing or impaired loans, specific loan loss allowances on impaired loans, and year to date net loan charge-offs, all by loan type, at June 30, 2010:

	At June 30, 2010
			Impaired Loans		Year to Date Net Loan Charge-offs
	Loans Outstanding		Outstanding	Specific Loan Loss Allowances
	Outstanding	Percent
	(Dollars in thousands)
Loans secured by real estate:
Construction & land development	$124,058	23.25%	$12,633	$419	$2,608
Revolving residential lines	61,793	11.58%	799	37	352
Closed-end residential	56,571	10.60%	1,678	166	634
Multifamily	15,186	2.85%	—	—	—
Non farm nonresidential	187,690	35.18%	8,404	2,295	414

Total loans secured by real estate	445,298	83.47%	23,514	2,917	4,008
Commercial and industrial	79,877	14.97%	1,153	431	2,270
Consumer	6,351	1.19%	54	164	28
All other loans	1,960	0.37%	—	—	193

Total loans held for investment	$533,486	100.00%	$24,721	$3,512	$6,499

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $5,127,000 for the three months ended June 30, 2010 compared to $1,225,000 for the same period in 2009. Due to the higher loan charge-offs in 2010, the provision for loan losses, or amount charged to operating expense, increased to $4,700,000 for the three months ended June 30, 2010 from $2,036,000 for the three months ended June 30, 2009.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, federal funds sold, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2009 and 2010, we increased our levels of short-term liquidity due to our strong deposit growth and moderate loan growth. Short-term liquidity in the forms of cash and due from banks and interest-bearing deposits in banks increased to $37.0 million at June 30, 2010 from $17.3 million at June 30, 2009. We also reduced borrowings from FHLB by $39.1 million over the same one year period to $2.7 million at June 30, 2010. We further increased our secondary sources of liquidity in 2010 by obtaining a secured line of credit of over $100 million from the Federal Reserve. The Federal Reserve line has never been used and is secured by loans.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2010 and December 31, 2009, our levels of capital exceeded all applicable published regulatory requirements; however, capital requirements could increase for Carolina Bank or Carolina Bank Holdings, Inc. as regulators are increasingly requiring financial institutions to maintain higher levels of capital commensurate with higher non-performing assets or greater risk.

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

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2010 and December 31, 2009, pre-approved but unused lines of credit for loans totaled approximately $111,965,000 and $129,192,000, respectively. In addition, we had $7,855,000 and $10,217,000 in standby letters of credit at June 30, 2010 and December 31, 2009, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem and an ATM out-parcel in Asheboro. Aggregate minimum lease payments over the next five years are $1,821,000 and $3,312,000 thereafter. Subsequent to June 30, 2010, we assumed a lease for our new mortgage loan production office in Burlington at $3,200 per month through September 2012.

ITEM 4T.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2010. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2010. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4. (Reserved)

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

Carolina Bank Holdings, Inc.

Date: August 11, 2010	By:	/s/ Robert T. Braswell
Robert T. Braswell President and Chief Executive Officer

Date: August 11, 2010	By:	/s/ T. Allen Liles
T. Allen Liles Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.