Form 10-Q
period 2010-09-30
CAROLINA BANK HOLDINGS INC
filed 2010-11-12
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value, outstanding as of November 10, 2010.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$4,596	$6,416
Interest-bearing deposits with banks	26,226	34,039
Securities available-for-sale, at fair value	44,129	52,924
Securities held-to-maturity	595	770
Loans held for sale	65,330	29,388
Loans	519,177	530,606
Less allowance for loan losses	(11,629)	(10,081)

Net loans	507,548	520,525
Premises and equipment, net	18,759	19,351
Other assets	33,051	33,639

Total assets	$700,234	$697,052

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$43,208	$39,261
NOW, money market and savings	294,798	314,265
Time	288,054	263,945

Total deposits	626,060	617,471

Advances from the Federal Home Loan Bank	2,724	7,783
Securities sold under agreements to repurchase	2,866	683
Subordinated debentures	19,395	19,360
Other liabilities and accrued expenses	4,682	3,807

Total liabilities	655,727	649,104

Commitments
Stockholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2010 and 2009	14,724	14,473
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2010 and 2009	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,826	15,799
Retained earnings	7,516	11,445
Stock in directors’ rabbi trust	(664)	(874)
Directors’ deferred fees obligation	664	874
Accumulated other comprehensive income	1,213	1,003

Total stockholders’ equity	44,507	47,948

Total liabilities and stockholders’ equity	$700,234	$697,052

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Interest income
Loans	$7,771	$7,512	$22,790	$22,139
Investment securities, taxable	393	526	1,275	1,652
Investment securities, non taxable	168	154	494	412
Interest from federal funds sold and other	16	21	60	22

Total interest income	8,348	8,213	24,619	24,225

Interest expense
NOW, money market, savings	857	1,188	2,773	3,302
Time deposits	1,309	1,639	4,020	5,809
Other borrowed funds	201	271	655	947

Total interest expense	2,367	3,098	7,448	10,058

Net interest income	5,981	5,115	17,171	14,167
Provision for loan losses	6,620	1,737	13,308	4,968

Net interest income (loss) after provision for loan losses	(639)	3,378	3,863	9,199

Non-interest income
Service charges	231	299	682	797
Mortgage banking income	3,258	1,962	7,194	6,570
Gains (losses) on sale of investment securities	350	(136)	535	99
Repossessed asset gains (losses)	28	(695)	(239)	(644)
Other	163	149	493	401

Total non-interest income	4,030	1,579	8,665	7,223

Non-interest expense
Salaries and benefits	3,253	2,520	8,637	7,483
Occupancy and equipment	655	583	1,861	1,752
Professional fees	337	295	939	895
Outside data processing	260	209	717	615
FDIC insurance	262	257	781	977
Advertising and promotion	294	145	544	435
Stationery, printing and supplies	153	138	399	423
Impairment of investment security	—	85	—	850
Impairment of repossessed assets	443	—	1,912	—
Other	764	609	2,081	1,402

Total non-interest expense	6,421	4,841	17,871	14,832

Income (loss) before income taxes	(3,030)	116	(5,343)	1,590
Income tax expense (benefit)	(1,226)	(53)	(2,270)	421

Net income (loss)	(1,804)	169	(3,073)	1,169

Dividends and accretion on preferred stock	282	277	855	815

Net income (loss) available (allocable) to common stockholders	$(2,086)	$(108)	$(3,928)	$354

Net income (loss) per common share
Basic	$(0.62)	$(0.03)	$(1.16)	$0.10

Diluted	$(0.62)	$(0.03)	$(1.16)	$0.10

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net income (loss)	$(1,804)	$169	$(3,073)	$1,169
Other comprehensive income:
Unrealized holding gains arising during the period, net of income taxes	141	1,094	210	1,611

Comprehensive income (loss)	$(1,663)	$1,263	$(2,863)	$2,780

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

	Preferred Stock	Discount on Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Retained Earnings	Stock in Directors’ Rabbi Trust	Directors’ Deferred Fees Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)

Balance, December 31, 2009	$16,000	$(1,527)	$3,387	$1,841	$15,799	$11,445	$(874)	$874	$1,003	$47,948

Comprehensive income
Net (loss)	—	—	—	—	—	(3,073)	—	—	—	(3,073)
Other comprehensive income - Unrealized gain on securities available for sale, net of tax of $108	—	—	—	—	—	—	—	—	210	210

Comprehensive income										(2,863)
Directors’ deferred fees	—	—	—	—	—	—	(148)	148	—	—
Directors’ deferred fees paid	—	—	—	—	—	—	358	(358)	—	—
Stock options expensed	—	—	—	—	27	—	—	—	—	27
Amortization of preferred stock discount	—	251	—	—	—	(251)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(605)	—	—	—	(605)

Balance, September 30, 2010	$16,000	$(1,276)	$3,387	$1,841	$15,826	$7,516	$(664)	$664	$1,213	$44,507

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities	(in thousands)
Net income (loss)	$(3,073)	$1,169
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	13,308	4,968
Depreciation	713	695
Impairment of investment securities	—	850
Equity-based compensation	27	27
Deferred income tax (benefit)	(889)	(634)
Amortization (accretion), net	(48)	(37)
Amortization of subordinated debt discount	35	56
Loss (gain) on sale of repossessed assets	239	(48)
Gain on sale of investments	(535)	(99)
Impairment of repossessed assets	1,912	692
Increase in loans held for sale, net of sales and gains	(35,942)	(5,816)
Increase in other assets	(2,924)	(358)
Increase in accrued expenses and other liabilities	869	86

Net cash provided by (used for) operating activities	(26,308)	1,551

Cash flows from investing activities
Purchases of investment securities available-for-sale	(3,251)	(4,576)
Maturities and calls of securities available-for-sale	257	529
Repayments from mortgage-backed securities available-for-sale	4,371	5,442
Repayments from mortgage-backed securities held-to-maturity	172	257
Origination of loans, net of principal collected	(4,607)	(42,228)
Additions to premises and equipment	(121)	(451)
Proceeds from sales of assets	14,741	7,537

Net cash provided by (used for) investing activities	11,562	(33,490)

Cash flows from financing activities
Net increase in deposits	8,589	96,799
Net decrease in Federal Home Loan Advances	(5,059)	(49,654)
Net decrease in Federal funds purchased	—	(4,104)
Increase (decrease) in securities sold under agreements to repurchase	2,183	(1,511)
Proceeds from issuance of preferred stock	—	16,000
Dividends paid	(600)	(480)
Proceeds from exercised stock options	—	216

Net cash provided by financing activities	5,113	57,266

Net increase (decrease) in cash and cash equivalents	(9,633)	25,327
Cash and cash equivalents at beginning of period	40,455	5,948

Cash and cash equivalents at end of period	$30,822	$31,275

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,428	$10,693

Cash paid during the period for income taxes	$450	$600

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$4,276	$9,171

Accretion of preferred stock discount	$251	$233

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2010 and 2009, are not necessarily indicative of the results that may be expected for future periods.

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

Note E – Stock compensation plans

The Company has four equity compensation plans, a nonqualified plan for directors (Director Plan), an Omnibus Stock Ownership and Long Term Incentive Plan (Omnibus Plan) and two incentive stock option plans for management and employees (Employee Plans). The plans provide for the issuance of options to purchase common shares of the Company, and the exercise price of each option is equal to the fair value of the common stock on the date of grant. The Omnibus Plan also provides for the issuance of restricted stock awards, stock appreciation rights and certain other forms of equity-based compensation.

There were no stock option grants in 2009 or the first nine months of 2010. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $27,000 in the first nine months of 2010 and 2009. At September 30, 2010, there was $77,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 2.2 years.

Note F – Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the quarters ended September 30, 2010 and 2009, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,045.

The only potential issuances of Company stock are stock options granted to various directors and officers of the Bank and a warrant to purchase common stock executed in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net income (loss) available (allocable) to common shareholders	$(2,086)	$(108)	$(3,928)	$354

Weighted average outstanding shares - basic	3,387	3,387	3,387	3,384

Dilutive effect of stock options	—	—	—	1

Weighted average shares - diluted	3,387	3,387	3,387	3,385

Diluted earnings (loss) per share	$(0.62)	$(0.03)	$(1.16)	$0.10

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount for the first nine months of 2010 and 2009 was $251,000 and $233,000, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

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

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,085,000 and $9,050,000 at September 30, 2010 and December 31, 2009, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have two principal business segments in 2010 and 2009, the Commercial/Retail Bank and the Mortgage Division. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the division in July 2010. Financial performance for the three and nine months ending September 30, 2010 and 2009 and selected balance sheet information at September 30, 2010 and 2009 for each segment is as follows:

	Three months ending September 30, 2010			Three months ending September 30, 2009
	Commercial/Retail Bank	Mortgage Division	Total	Commercial/Retail Bank	Mortgage Division	Total
	(in thousands)			(in thousands)
Interest income	$7,694	$654	$8,348	$7,888	$325	$8,213
Interest expense	1,711	656	2,367	2,773	325	3,098

Net interest income	5,983	(2)	5,981	5,115	—	5,115
Provision for loan losses	6,620	—	6,620	1,737	—	1,737

Net interest income (loss) after provision for loan losses	(637)	(2)	(639)	3,378	—	3,378
Non-interest income	998	3,032	4,030	(320)	1,899	1,579
Non-interest expense	4,652	1,769	6,421	3,669	1,172	4,841

Income (loss) before income taxes	(4,291)	1,261	(3,030)	(611)	727	116
Income tax (benefit) expense	(1,733)	507	(1,226)	(364)	311	(53)

Net income (loss)	$(2,558)	$754	$(1,804)	$(247)	$416	$169

Total Assets	$633,790	$66,444	$700,234	$651,486	$25,340	$676,826
Net loans	507,548	65,330	572,878	523,753	24,979	548,732
Equity	42,823	1,684	44,507	48,228	1,789	50,017

	Nine months ending September 30, 2010			Nine months ending September 30, 2009
	Commercial/Retail Bank	Mortgage Division	Total	Commercial/Retail Bank	Mortgage Division	Total
		(in thousands)			(in thousands)
Interest income	$23,197	$1,422	$24,619	$23,189	$1,036	$24,225
Interest expense	6,024	1,424	7,448	9,014	1,044	10,058

Net interest income	17,173	(2)	17,171	14,175	(8)	14,167
Provision for loan losses	13,308	—	13,308	4,968	—	4,968

Net interest income (loss) after provision for loan losses	3,865	(2)	3,863	9,207	(8)	9,199
Non-interest income	1,804	6,861	8,665	960	6,263	7,223
Non-interest expense	13,825	4,046	17,871	11,547	3,285	14,832

Income (loss) before income taxes	(8,156)	2,813	(5,343)	(1,380)	2,970	1,590
Income tax (benefit) expense	(3,399)	1,129	(2,270)	(760)	1,181	421

Net income (loss)	$(4,757)	$1,684	$(3,073)	$(620)	$1,789	$1,169

Total Assets	$633,790	$66,444	$700,234	$651,486	$25,340	$676,826
Net loans	507,548	65,330	572,878	523,753	24,979	548,732
Equity	42,823	1,684	44,507	48,228	1,789	50,017

The Mortgage Division experienced strong growth in originations and related fee income during 2009 and the first nine months of 2010 due to low interest rates and due to expansion into new markets and new products such as FHA and VA loans. Risks have been minimized by obtaining optional loan sales commitments when loan origination commitments are made to borrowers and by primarily originating loans that conform to FNMA, FHLMC, or FHA standards. Borrower fraud is a risk that has been minimized by more robust underwriting standards and by obtaining indemnification from the originating banker or broker for the risks the Company assumes. Warranty expenses and related warranty liabilities were established, beginning in the third quarter of 2009, to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $ 116,000 and $264,000 for the three and nine months ending September 30, 2010. The warranty liability at September 30, 2010 was $460,000 and is available to fund future warranty claims. Several potential claims have been presented for possible payment, and $20,000 in claims have been paid out of the warranty liability as of September 30, 2010.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2010

Available for sale
U.S. agency obligations	$999	$24	$—	$1,023
Municipal securities	15,550	680	8	16,222
FNMA, FHLMC, and GNMA mortgage-backed securities	16,240	1,028	—	17,268
Corporate securities	5,524	84	9	5,599
Restricted stock	3,444	—	—	3,444
Unrestricted stock	533	40	—	573

	$42,290	$1,856	$17	$44,129

Held to maturity
FNMA and GNMA mortgage-backed securities	595	32	—	627

	$595	$32	$—	$627

December 31, 2009

Available for sale
U.S. agency obligations	$998	$54	$—	$1,052
Municipal securities	15,102	397	40	15,459
FNMA, FHLMC, and GNMA mortgage-backed securities	25,580	1,383	—	26,963
Corporate securities	5,490	53	228	5,315
Restricted stock	3,702	—	—	3,702
Unrestricted stock	533	—	100	433

	$51,405	$1,887	$368	$52,924

Held to maturity
FNMA and GNMA mortgage-backed securities	770	27	—	797

	$770	$27	$—	$797

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

Information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2010:
Municipal securities	$483	$8	$—	$—	$483	$8
Corporate securities	1,018	9	—	—	1,018	9
Unrestricted stock	—	—	—	—	—	—

Total	$1,501	$17	$—	$—	$1,501	$17

December 31, 2009:
Municipal securities	$4,069	$40	$—	$—	$4,069	$40
Corporate securities	—	—	3,815	228	3,815	228
Unrestricted stock	—	—	433	100	433	100

Total	$4,069	$40	$4,248	$328	$8,317	$368

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

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $65.3 million and $29.4 million included positive fair value adjustments of $579,000 and $255,000 at September 30, 2010 and December 31, 2009, respectively.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, its fair value is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010 and December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $35.2 million and $14.2 million at September 30, 2010 and December 31, 2009, respectively. Of such loans, $27.2 million had specific loss allowances aggregating $3.2 million at September 30, 2010 and $14.2 million had specific loss allowances aggregating $4.4 million at December 31, 2009.

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	September 30, 2010
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Loans held for sale	$—	$65,330	$—	$65,330
Securities available-for-sale	573	43,556	—	44,129

Total assets	$573	$108,886	$—	$109,459

The following represents the estimated fair values and carrying amounts of financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$4,596	$4,596	$6,416	$6,416
Interest-bearing deposits with banks	26,226	26,226	34,039	34,039
Securities available for sale	44,129	44,129	52,924	52,924
Securities held to maturity	595	627	770	797
Net loans held for sale	65,330	65,330	29,388	29,388
Net loans held for investment	507,548	508,262	520,525	522,490
Accrued interest receivable	2,085	2,085	2,222	2,222

Financial Liabilities:
Demand and savings deposits	338,006	338,006	353,526	353,526
Time deposits	288,054	289,012	263,945	264,422
Federal Home Loan Bank advances	2,724	2,724	7,783	7,861
Securities sold under agreements to repurchase	2,866	2,866	683	683
Subordinated debt	9,085	9,085	9,050	9,050
Trust preferred debt	10,310	7,369	10,310	7,232
Accrued interest payable	713	713	1,019	1,019

Note L – Impact of recently adopted accounting standards

In July 2010, the FASB issued new guidance under ASC 310 related to “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This update amends ASC 310 to enhance the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. The amended guidance is effective for period-end balances as of the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity that occurs during a reporting period as of the first interim or annual reporting period beginning on or after December 15, 2010. The Company expects the amended guidance to impact its disclosures in future periods, but to otherwise not have a significant effect on its consolidated financial statements.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to September 30, 2010. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

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

Comparison of Financial Condition

Assets. Our total assets increased by $3.2 million, or 0.5%, from $697.1 million at December 31, 2009, to $700.2 million at September 30, 2010. During the nine months ended September 30, 2010, cash and due from banks and interest-bearing deposits with banks decreased by $9.6 million, while investment securities decreased by $9.0 million. Loans held for sale increased 122.3% during the first nine months of 2010 to $65.3 million at September 30, 2010 due to continued strong originations by our mortgage loan division. Loans held for investment decreased by $11.4 million or 2.2% during the first nine months of 2010. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in the first nine months of 2010 and second half of 2009.

Liabilities. Total deposits increased by $8.6 million, or 1.4%, from $617.5 million at December 31, 2009, to $626.1 million at September 30, 2010. Time deposits increased $24.1 million, noninterest demand accounts increased by $3.9 million, and interest-bearing transaction accounts declined $19.5 million during the first nine months of 2010. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances declined $5.1 million during the first nine months of 2010 to $2.7 million at September 30, 2010 due to maturing advances paid from deposit growth. We had approximately $25.9 million in out-of-market time deposits from other institutions and $48.0 million in brokered deposits at September 30, 2010, an increase of $19.4 million in these two types of accounts from December 31, 2009. Broker deposits and out-of-market time deposits increased because of more favorable pricing, no early withdrawal features, and ability to extend maturities.

Stockholders’ Equity. Total stockholders’ equity was down $3.4 million at September 30, 2010 to $44.5 million from $48.0 million at December 31, 2009, primarily due to the net loss allocable to common stockholders for the first nine months of 2010.

Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009

General. Net income (loss) for the third quarter of 2010 was $(1,804,000) compared to $169,000 in the third quarter of 2009. Net loss allocable to common stockholders was $2,086,000, or $(0.62) per diluted share, for the three months ended September 30, 2010 compared to $108,000, or $(0.03) per diluted share, for the three months ended September 30, 2009. Net loss allocable to common stockholders represents net income (loss) less preferred stock dividends and related discount accretion. The increase in the net loss allocable to common shareholders was primarily due to a higher provision for loan losses, higher asset impairments, and higher repossessed asset expenses during the third quarter of 2010. The seasonally adjusted unemployment rate in North Carolina decreased to 9.6% at September 30, 2010 from 11.2% at December 31, 2009 but remained higher than the 8.1% at December 31, 2008. Our primary lending market in the Piedmont Triad also experienced a similar unemployment rate change in the past eighteen months with deteriorating economic conditions which have negatively impacted our borrowers. The commercial/retail bank segment reported a net loss of $2,558,000 for the three months ending September 30, 2010 due to higher provisions for loan losses and higher repossessed asset losses and impairments. On the other hand, our mortgage division reported net income of $754,000 for the three months ending September 30, 2010 due to low mortgage rates and expanded operations.

Net interest income. Net interest income increased 16.9% to $5,981,000 for the three months ended September 30, 2010, from $5,115,000 for the three months ended September 30, 2009. Growth in interest earning assets and liabilities and a 35 basis point increase in the net yield on interest earning assets accounted for most of the higher net interest income in 2010. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.70% in the third quarter of 2010 from 3.25% in the third quarter of 2009. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2010 and 2009.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended September 30,
	2010			2009
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$22,706	$16	0.28%	$30,344	$21	0.28%
Non-taxable investments (2.)	16,572	247	5.91%	14,270	226	6.28%
Taxable investments	30,502	393	5.11%	40,777	526	5.12%
Loan held for sale	56,574	654	4.59%	24,697	320	5.14%
Loans (3.)	523,714	7,117	5.39%	523,019	7,192	5.46%

Interest-earning assets	650,068	8,427		633,107	8,285
Interest-earning assets			5.14%			5.25%

Non interest-earning assets	48,038			46,673

Total assets	$698,106			$679,780

Interest-bearing liabilities
Interest checking	$31,692	$31	0.39%	$30,164	$38	0.50%
Money market and savings	262,395	826	1.25%	245,977	1,150	1.85%
Time certificates and IRAs	285,997	1,309	1.82%	269,771	1,639	2.41%
Other borrowings	24,875	201	3.21%	46,069	271	2.33%

Total interest-bearing liabilities	604,959	2,367		591,981	3,098
Cost on average
Interest-bearing liabilities			1.55%			2.08%

Non-interest-bearing liabilities
Demand deposits	43,069			33,716
Other liabilities	3,828			4,633

Total non-interest-bearing liabilities	46,897			38,349

Total liabilities	651,856			630,330
Stockholders’ equity	46,250			49,450

Total liabilities and equity	$698,106			$679,780
Net interest income		$6,060			$5,187

Net yield on averageinterest-earning assets			3.70%			3.25%

Interest rate spread			3.59%			3.17%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $6,620,000 and $1,737,000 for the three months ended September 30, 2010 and 2009, respectively. The amount of the provision for loan losses increased primarily because of higher allowances for loan losses required on performing loans at September 30, 2010 due to higher historical losses and due to higher loan charge-offs for the third quarter of 2010. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $4,030,000 for the three months ended September 30, 2010, as compared to $1,579,000 for the three months ended September 30, 2009. The increase in 2010 resulted from higher mortgage banking income and gains from sale of investments and repossessed asset compared to losses in the previous year.

Non-interest expense. Total non-interest expense amounted to $6,421,000 and $4,841,000 for the three months ended September 30, 2010 and 2009, respectively. Impairment charges of real estate owned of $443,000 in the third quarter of 2010 exceeded an impairment charge of an investment security of $85,000 in 2009. Salaries and benefits increased $733,000, 29.1%, in the third quarter of 2010 due to an increase in employees and higher benefit costs. The expanded mortgage division accounted for $436,000, or 59%, of the increased salaries and benefits in the third quarter of 2010. Warranty expenses and related warranty liabilities were established, beginning in the third quarter of 2009, to provide for potential claims that might arise from borrower fraud or underwriting errors in the mortgage division. Warranty expenses were $116,000 and $145,000 for the three months ended September 30, 2010 and 2009, respectively, with the higher expense in 2009 based on identified claims received versus an estimate based on origination volumes in the 2010 period.

Income taxes. Income tax benefit was $1,226,000, or 40.5% of net loss before income taxes, for the three month period ended September 30, 2010, as compared to an income tax benefit of $53,000 on net income before income taxes of $116,000 for the three month period ended September 30, 2009. Non-taxable income represented a larger percentage of net income before taxes in the third quarter of 2009 which resulted in the lower tax rate in the 2009 period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009

General. Net income (loss) for the nine months ended September 30, 2010 and 2009, amounted to $(3,073,000) and $1,169,000, respectively. Net income (loss) available (allocable) to common stockholders for the nine months ended September 30, 2010 and 2009, amounted to $(3,928,000), or $(1.16) per diluted share and $354,000, or $0.10 per diluted share, respectively. The decrease in net income available to common shareholders in 2010 was primarily due to a sharply higher provision for loan losses, higher repossessed asset impairments, and increased operating expenses. The provision for loan losses in 2010 was negatively impacted by an increase in charge-offs which in turn led to a higher loan loss experience used for calculating the allowance for loan losses at September 30, 2010. Higher non-performing assets in 2010 have resulted from continued challenging credit conditions in our markets, especially in construction and development projects.

Net interest income. Net interest income increased 21.2% to $17,171,000 for the nine months ended September 30, 2010, from $14,167,000 for the nine months ended September 30, 2009. Growth in interest earning assets and liabilities and an increase in the net yield on interest earning assets accounted for most of the higher net interest income in 2010. The net yield on average interest earning assets increased in 2010 due to emphasis on pricing loans and interest-bearing deposits.

Provision for loan losses. The provision for loan losses amounted to $13,308,000 for the nine months ended September 30, 2010 compared to $4,968,000 for the nine months ended September 30, 2009, an increase of 167.9%. The amount of the provision for loan losses increased because of higher loan charge-offs during 2010 and the related impact on historical loan losses. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors. The economic conditions in our markets have declined during 2009 and 2010, resulting in high unemployment and higher loan defaults. Our non-performing loans have increased 90.4% to $26,972,000 at September 30, 2010 from $14,163,000 at December 31, 2009.

Non-interest income. Total non-interest income amounted to $8,665,000 for the nine months ended September 30, 2010, as compared to $7,223,000 for the nine months ended September 30, 2009. The increase in 2010 was primarily attributable to higher mortgage banking income, increased gains from sale of investments, and reduced repossessed asset losses.

Non-interest expense. Total non-interest expense amounted to $17,871,000 for the nine months ended September 30, 2010, as compared to $14,832,000 for the nine months ended September 30, 2009, an increase of 20.5%. Salaries and employee benefits increased $1,154,000, or 15.4%, in 2010 to $8,637,000 due to higher benefit costs and an increase in the number of full-time equivalent employees by 12.5% in one year to 153; the expanded mortgage division accounted for $401,000 of the increased salaries and benefits. Impairment of repossessed assets increased to $1,912,000 for the nine months ended September 30, 2010 compared to an impairment of an investment security of $850,000 for the nine months ended September 30, 2009. Other expenses increased $679,000 in 2010 from higher expenses related to repossessed assets and from the accrual of higher warranty expenses related to the sale of mortgage loans. Warranty expenses and related warranty liabilities were established, beginning in the third quarter of 2009, to provide for potential claims that might arise from borrower fraud or underwriting errors in the mortgage division. Warranty expenses were $264,000 and $145,000 for the nine months ended September 30, 2010 and 2009, respectively, with the higher expense in 2010 due to an estimate based on originations versus specific identified warranty claims in 2009.

Income taxes. Income tax benefit of $2,270,000, or 42.5% of loss before income taxes, for the nine months ended September 30, 2010, as compared to income tax expense of $421,000, or 26.5% of income before income taxes, for the nine months ended September 30, 2009. The tax rates are less than the combined federal and state incremental rate of 38.7% due to non-taxable income such as increase in cash value of life insurance and non-taxable municipal securities interest income.

Asset Quality

Non-performing assets, composed of foreclosed real estate, repossessions, non-accrual loans and non-performing restructured loans, totaled $36,735,000 at September 30, 2010, compared to $28,127,000 at December 31, 2009. Non-performing assets, as a percentage of total assets, was 5.25% at September 30, 2010, compared to 4.04% at December 31, 2009. There were no loans 90 days or more past due and still accruing interest at September 30, 2010 or at December 31, 2009. Loans past due 30 to 89 days increased to $4,740,000 at September 30, 2010 from $3,675,000 at December 31, 2009. Foreclosed real estate and other repossessed assets were $9,763,000 at September 30, 2010 and $13,964,000 at December 31, 2009. The elevated level of non-performing assets at September 30, 2010 is related to the declining economic conditions in our lending markets. The seasonally adjusted unemployment rate in North Carolina decreased to 9.6 % in September 2010 from 11.2% in December 2009 but remained higher than the 8.1% at December 2008. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to slowing economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and impaired loans and a general section related to performing loans. We adopted a more conservative loan loss methodology in the second quarter of 2010 which resulted in higher allowances for loan losses and higher provisions for loan losses in the second and third quarters of 2010. The specific portion of our allowance for loan losses, which relates to non-performing and impaired loans, decreased to $3,210,000 at September 30, 2010 from $5,285,000 at March 31, 2010 and $4,431,000 at December 31, 2009 due to the change in methodology to generally recording loan charge-offs at the time appraisals are received on non-performing real estate loans rather than setting up specific loan loss reserves for these loans until deemed uncollectible. Net loan charge-offs amounted to $5,261,000 and $11,760,000 for the three and nine months ending September 30, 2010, respectively, compared to $6,199,000 for all of 2009. The general section of our allowance for loan losses increased to $8,419,000 at September 30, 2010 from $6,758,000 at June 30, 2010 and $5,650,000 at December 31, 2009. The general section of our allowance applies to performing loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.20% on loans secured by stocks and deposits to 10.9% on unsecured consumer revolving loans, to categories of performing loans at each period end. The loss ratios in the general section of the allowance were increased for most of our loan categories due to an increase in historical loss trends resulting from higher loan charge-offs in the two most recent quarters and from shortening the loss trend period to an average of the eight most recent quarters from a modified three year period plus qualitative factors. The general section also includes higher allowances for substandard loans which are still performing but carry a higher degree of risk because of declining credit factors. Substandard loans, exclusive of previously mentioned impaired loans totaled $25,678,000 and related allowances for loan losses were $822,000 at September 30, 2010.

The following table shows the composition of the loan portfolio, non-performing and performing impaired loans, specific loan loss allowances on non-performing and performing impaired loans, and year to date net loan charge-offs, all by loan type, at September 30, 2010:

	At September 30, 2010
			Non-performing		Performing Impaired		Year to Date Net Loan
	Loans Outstanding		Loans	Specific Loan	Loans	Specific Loan
	Outstanding	Percent	Outstanding	Loss Allowances	Outstanding	Loss Allowances	Charge-offs
	(Dollars in thousand)
Loans secured by real estate:
Construction & land development	$113,875	21.93%	$13,511	$438	$7,558	$938	$3,726
Revolving residential lines	63,646	12.26%	1,021	122	—	—	352
Closed-end residential	55,418	10.67%	2,209	187	—	—	874
Multifamily	17,042	3.28%	—	—	—	—	—
Nonfarm nonresidential	187,610	36.14%	7,721	286	650	85	4,334

Total loans secured by real estate	437,591	84.28%	24,462	1,033	8,208	1,023	9,286

Commercial and industrial	73,659	14.19%	2,486	1,122	—	—	2,249
Consumer	6,323	1.22%	24	32	—	—	32
All other loans	1,604	0.31%	—	—	—	—	193

Total loans held for investment	$519,177	99.99%	$26,972	$2,187	$8,208	$1,023	$11,760

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $5,261,000 for the three months ended September 30, 2010 compared to $2,259,000 for the same period in 2009. Due to the higher loan charge-offs in 2010, the provision for loan losses, or amount charged to operating expense, increased to $6,620,000 for the three months ended September 30, 2010 from $1,737,000 for the three months ended September 30, 2009.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2009 and 2010, we increased our levels of short-term liquidity due to deposit growth accompanied by a decline in our loans held for investment. Short-term liquidity in the forms of cash and due from banks, interest-bearing deposits in banks, and loans held for sale increased to $96.2 million at September 30, 2010 from $56.3 million at September 30, 2009. We also reduced borrowings from FHLB by $4.5 million over the same one year period to $2.7 million at September 30, 2010. We further increased our secondary sources of liquidity in 2010 by obtaining a secured line of credit of over $100 million from the Federal Reserve. The Federal Reserve line has never been used and is secured by loans.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2010 and December 31, 2009, our levels of capital exceeded all applicable published regulatory requirements; however, capital requirements could increase for Carolina Bank or Carolina Bank Holdings, Inc. as regulators are increasingly requiring financial institutions to maintain higher levels of capital commensurate with higher non-performing assets or greater risk. Carolina Bank and the FDIC have discussed the need for Carolina Bank to maintain a Tier 1 Leverage Capital ratio substantially above the “Well Capitalized” level, to reduce assets classified as “Substandard”, to limit asset growth, and to improve the loan review program.

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

Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2010 and December 31, 2009, pre-approved but unused lines of credit for loans totaled approximately $111,859,000 and $129,192,000, respectively. In addition, we had $7,990,000 and $10,217,000 in standby letters of credit at September 30, 2010 and December 31, 2009, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem, a mortgage loan office in Burlington, and an ATM out-parcel in Asheboro. Aggregate minimum lease payments over the next five years are $1,906,000 and $3,214,000 thereafter.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2010. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2010. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4. (Reserved)

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: November 11, 2010	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 11, 2010	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.