Form 10-K
period 2010-12-31
CAROLINA BANK HOLDINGS INC
filed 2011-03-29
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,067,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 3,387,045 shares of common stock outstanding as of March 28, 2011.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement dated March 21, 2011 are incorporated by reference into Part III of this report.

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

At December 31, 2010, we had 155 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending to small-to-medium sized businesses located primarily in its market area, construction and development loans and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank started a mortgage loan division in 2007 to originate residential loans through third-party brokers and banks and to sell these loans at a profit to institutional investors. A retail loan production office was added to the mortgage loan division in 2010.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro, High Point, Burlington, Winston-Salem and Asheboro, North Carolina and the areas immediately surrounding Greensboro, High Point, Burlington, Winston-Salem and Asheboro, all of which are located in Guilford, Alamance, Forsyth and Randolph Counties, North Carolina.

Competition

Commercial banking in the bank’s primary service area and in North Carolina as a whole is extremely competitive due to the early adoption of state laws permitting state-wide and interstate branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 21 commercial banks operate 149 full service offices, including all of the largest banks in North Carolina. In Alamance County, 15 commercial banks operate 49 full service branch offices. In Randolph County, 16 commercial banks operate 43 full service branch offices. In Forsyth County, 19 commercial banks operate 97 full service offices, including all of the largest banks in North Carolina.

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

Employees

Carolina Bank employed 155 full-time equivalent employees at December 31, 2010. We do not have any officers or employees who are not also officers or employees of the Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

Regulation

Regulation of Carolina Bank

General. The Bank is a North Carolina chartered commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision, examination and regulation by the North Carolina Office of the Commissioner of Banks (“Commissioner”) and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) or (“FRB”), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank, and is intended primarily for the protection of the FDIC and the depositors of the Bank, rather than shareholders. Changes in the regulatory framework could have a material effect on the Bank that in turn, could have a material effect on the Company. Certain of the legal and regulatory requirements are applicable to the Bank and Company. This discussion does not purport to be a complete explanation of all such laws and regulations and is qualified in its entirety by reference to the statutes and regulations involved.

State Law. The Bank is subject to extensive supervision and regulation by the Commissioner. The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Dodd–Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;

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

Although the Dodd-Frank Act has been signed into law, a number of provisions remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Deposit Insurance. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (“DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of

2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio” or “DRR”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the DRR at 2.0%.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and temporarily raised the standard minimum deposit insurance amount (the “SMDIA”) from $100,000 to $250,000 per depositor. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA to $250,000 per depositor through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation will be effective April 1, 2011.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in non-interest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The Bank elected to opt out of the Debt Guarantee Program, but elected to participate in the TAG Program. On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010. It was subsequently extended again through December 31, 2010. The Bank elected to continue to participate in the TAG Program through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts. It does not apply to accounts earning any level of interest with the exception of Interest on Lawyers’ Trust Accounts (“IOLTA”) accounts. This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution. Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010.

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

On December 30, 2009, the Bank paid a $3.4 million prepaid assessment and it will be accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the Bank will expense its regular quarterly assessment and record an offsetting credit to the prepaid assessment asset until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank.

The FDIC has authority to further increase deposit insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company and the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of its FDIC deposit insurance.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2010, the Registrant was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 9.20% and 12.02%, respectively. Also, as of December 31, 2010, the Bank was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 9.00% and 11.82%, respectively.

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

Subsequent to December 31, 2010, the Bank agreed to increase its Tier 1 capital to average assets to 8% and to not pay any cash dividends or bonuses without the prior written consent of the supervisory authorities.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Banks to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $3.2 million at December 31, 2010. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $10.7 million up to $55.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2010, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 18.1% of total deposits and short-term borrowings at December 31, 2010, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. In addition, under North Carolina law, the Bank may declare and pay dividends only out of retained earnings. The FDIC and the Commissioner have the power to further restrict the payment of dividends by the Bank. Subsequent to December 31, 2010, the Bank agreed to increase its Tier 1 capital to average assets to 8% and to not pay any cash dividends or bonuses without the prior written consent of the supervisory authorities. The Company also agreed subsequent to December 31, 2010 to obtain the written approval of the Federal Reserve before declaring or paying any dividend, common or preferred, or making any payments on trust preferred securities. Carolina Bank Holdings, Inc. plans to seek approval to pay dividends on its preferred stock and its trust preferred securities since more than adequate funds are available to make the payments, however, we can offer no assurances as to whether required approvals will be obtained. No common stock dividends are anticipated in the near future.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $10.4 million at December 31, 2010. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Transactions with Related Parties. Transactions between a state nonmember bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state nonmember bank is any company or entity which controls, is controlled by or is under common control with the state nonmember bank. In a holding company context, the parent holding company of a state nonmember bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state nonmember bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

State nonmember banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for such extensions of credit and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Restrictions on Certain Activities. State chartered nonmember banks with deposits insured by the FDIC are generally prohibited from engaging in equity investments that are not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State chartered banks are also prohibited from engaging as a principal in any type of activity that is not permissible for a national bank and, subject to certain exceptions, subsidiaries of state chartered FDIC-insured banks may not engage as a principal in any type of activity that is not permissible for a subsidiary of a national bank, unless in either case, the FDIC determines that the activity would pose no significant risk to the DIF and the bank is, and continues to be, in compliance with applicable capital standards.

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

As a result of its participation in the Capital Purchase Program, we have become subject to a number of new regulations and restrictions. Our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration shares of our common stock is subject to restrictions. We are also required to have in place certain limitations on the compensation of our senior executive officers.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from the bank or from funds held at the holding company from prior capital offerings. At present, our only source of income is dividends paid by the bank and interest earned on any investment securities we hold. We must pay all of our operating expenses from funds we receive from the bank. Therefore, shareholders may receive dividends from the company only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the bank to us will likely be limited to amounts needed to pay any separate expenses of the company and/or to make required payments on our debt obligations, including the interest payments on our junior subordinated debt.

The Company agreed subsequent to December 31, 2010 to obtain the written approval of the Federal Reserve before declaring or paying any dividend, common or preferred, or making any payments on trust preferred securities. Carolina Bank Holdings, Inc. plans to seek approval to pay dividends on its preferred stock and its trust preferred securities since more than adequate funds are available to make the payments, however, we can offer no assurances as to whether required approvals will be obtained. No common stock dividends are anticipated in the near future.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

ITEM 1A. RISK FACTORS.

Item not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Item not applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

The following table sets forth certain information regarding our properties:

OFFICE LOCATION	YEAR OPENED	APPROX. SQUARE FOOTAGE	OWN/LEASE
Main Office
Corporate Office	2008	43,000	Land lease
101 North Spring Street
Greensboro, NC 27401

Former Corporate Office
528 College Road	2005	9,874	Own
Greensboro, NC

Lawndale Office
2604 Lawndale Drive	2000	12,000	Own
Greensboro, NC

Friendly Center Office
3124 Friendly Avenue	1996	5,300	Lease
Greensboro, NC

Jefferson Village Office
1601 Highwoods Blvd.	2001	3,000	Own
Greensboro, NC

Asheboro Office	2003	5,800	Own
335 S. Fayetteville Street
Asheboro, NC

High Point Office	2007	4,500	Own
4010 Brian Jordan Blvd.
High Point, NC

Burlington Office	2007	5,800	Own
3214 South Church Street
Burlington, NC

Winston-Salem Office
1590 Westbrook Plaza Drive	2008	1,500	Lease
Suite 103
Winston-Salem, NC

Burlington Loan	2010	2,500	Lease
Production Office
411-B Alamance Road
Burlington, NC 27215

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2010, there were no pending material legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Summary

Our common stock is listed for quotation on the Nasdaq Global Market under the symbol “CLBH.” As of February 25, 2011, we had issued and outstanding 3,387,045 shares of common stock which were held by approximately 1,215 shareholders.

No cash dividends were declared or paid on shares of our common stock in 2010 or 2009.

Market for the Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “CLBH.” The following table gives the high and low sale prices for the calendar quarters indicated.

	High	Low
2010
First Quarter	$4.14	$3.00
Second Quarter	5.84	3.24
Third Quarter	3.90	2.86
Fourth Quarter	3.35	2.47
2009
First Quarter	$6.95	$3.90
Second Quarter	4.75	3.70
Third Quarter	4.99	3.50
Fourth Quarter	4.15	2.95

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

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.

•	Changes in interest rates could reduce our net interest income.

•	Competitive pressures among financial institutions may increase.

•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged.

•	New products developed and new methods of delivering products could result in a reduction in our business and income.

•	Increases in interest rates, increases in warranty losses, or changes in the securitization of mortgages could negatively impact our mortgage banking income.

•	Adverse changes may occur in the securities market.

•	Local, state or federal taxing authorities may take tax positions that are adverse to us.

•	Unpredictable natural and other disasters could have an adverse effect on our operations or on the willingness of our customers to access our financial services.

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

Comparison of Financial Condition

Assets. Our total assets decreased by $20.4 million or 2.9% from $697.1 million at December 31, 2009, to $676.7 million at December 31, 2010. During 2010, interest-bearing deposits with banks decreased $16.3 million to $17.7 million, and investment securities decreased by $7.0 million to $46.7 million. We attempt to maintain adequate liquidity to meet our loan demand and other obligations. Loans held for sale increased 83.6% in 2010 to $54.0 million due to strong originations by our mortgage loan division, which began operations in 2007 and expanded each year through 2010. Low mortgage rates and refinancing activity accounted for much of the increased volume in 2010. Loans held for investment decreased by $16.6 million or 3.1% during 2010, primarily from loan charge-offs and repossessions. Carolina Bank, which makes both commercial and retail loans, experienced slow loan demand in 2010 due to declining economic conditions in its primary lending markets, Guilford, Randolph, Alamance, and Forsyth Counties, North Carolina. The compounded annual growth rate for the five years ending December 31, 2010 for loans held for investment and assets was 14.4% and 13.1%, respectively.

Liabilities. Total liabilities decreased by $16.7 million or 2.6% from $649.1 million at December 31, 2009, to $632.4 million at December 31, 2010. Deposits decreased by $12.9 million, or 2.1%, during 2010 as noninterest bearing balances increased while interest bearing balances declined. The decline in deposits in 2010 was a result of pricing and the lack of asset growth which would require additional liquidity. The compounded annual growth rate for the five years ending December 31, 2010 for deposits was 14.6%. Long term, we plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances decreased $4.6 million during 2010 to $3.2 million at December 31, 2010.

Stockholders’ equity. Our total stockholders’ equity decreased $3.7 million at December 31, 2010 to $44.3 million from $47.9 million at December 31, 2009, primarily from the net loss allocable to common shareholders of $3.5 million realized in 2010.

Asset Quality

Our non-performing assets, composed of foreclosed real estate and other repossessed assets, non-accrual loans and non-performing restructured loans, totaled $37.6 million at December 31, 2010, compared to $28.1 million at December 31, 2009. Non-performing assets, as a percentage of total assets, were 5.55% and 4.04% at December 31, 2010 and 2009, respectively. There was $2.3 million and $0 in loans 90 days or more past due and still accruing interest at December 31, 2010 and 2009, respectively. Foreclosed real estate and other repossessed assets was $9.9 million and $12.5 million at December 31, 2010 and 2009, respectively. Net loan charge-offs totaled $12.9 million and $6.2 million for the years ended December 31, 2010 and 2009, respectively. Impaired loans that were still performing decreased to $6.2 million at December 31, 2010 from $9.0 million at December 31, 2009. In general, loans are impaired when, based on current information and events, collection of all contractual amounts due is not probable.

The increase in non-performing assets and loan charge-offs in 2010 and 2009 resulted from the economic recession and deteriorating asset values in our markets. The seasonally adjusted unemployment rate in North Carolina was 9.8% in December 2010 and 10.9% in December 2009. Our primary lending market in the Piedmont Triad experienced slightly higher unemployment rates than the North Carolina average in the past two years. The deteriorating economic conditions in our markets have negatively impacted our borrowers, particularly developers and builders.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits with banks, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2010, we decreased our levels of short-term liquidity and investment securities to fund the increased volume of residential mortgage loans that are held for sale. Since December 31, 2010, mortgage lending has declined and short-term liquidity and investment securities have increased as loans held for sale have declined. We also increased our secondary sources of liquidity during 2010 as our credit availability for additional advances from the Federal Home Loan Bank and available discount borrowings from the Federal Reserve exceeded $170 million at December 31, 2010.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of December 31, 2010 and 2009, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank plans to increase Tier 1 capital to average assets to 8% in 2011 through earnings and moderate asset growth in response to regulatory requests subsequent to December 31, 2010. Tier 1 capital to average assets was 7.59% for Carolina Bank at December 31, 2010.

Due to our growth in recent years, the recent difficult economic environment, increased regulatory capital requirements, and our anticipation of continued growth, we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase program in January 2009 to increase our capital which could further support future growth and assist us to meet future regulatory capital requirements.

Results of Operations for the Years ended December 31, 2010 and 2009

General. We had a net loss of $2.4 million and $0.4 million for the years ended December 31, 2010 and December 31, 2009, respectively. Net loss allocable to common stockholders was $3.5 million or $(1.04) per diluted share, for 2010 compared to a net loss allocable to common stockholders of $1.4 million, or $(0.43) per diluted share, in 2009. Net loss allocable to common stockholders represents net loss less the preferred stock dividends and related discount accretion. The increase in the net loss was primarily due to a higher provision for loan losses, higher impairments of repossessed assets, and higher repossessed asset expenses due to declining credit conditions and deteriorating asset values in our markets during 2010. Net interest income, the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, was $23.3 million in 2010 compared to $19.7 million in 2009, an increase of 18.5%. Non-interest income, principally service charges and fees, mortgage banking income, increase in cash value of life insurance, plus gain on sale of investments amounted to $13.4 million in 2010 and $10.6 million in 2009. Our provision for loan losses was $15.1 million and $10.5 million in 2010 and 2009, respectively. The elevated level of our non-performing loans at December 31, 2010 and increased loan charge-offs in 2010 as well as declining economic conditions in our markets resulted in the large increase in the provision for loan losses in 2010. We incurred non-interest expense of $26.1 million in 2010 and $20.6 million in 2009. The increase in non-interest expense of $5.5 million or 26.7% was largely the result of repossessed asset expenses and impairments and higher expenses in the mortgage division which generated increased operating income. The income tax benefit was $2.1 million in 2010 compared to $0.5 million in 2009 due to a higher loss before income taxes in 2010.

The commercial/retail bank segment reported a 2010 net loss of $5.3 million, primarily due to higher provisions for loan losses and higher impairments and expenses on repossessed assets. Our mortgage division reported net income of $2.9 million due to lower mortgage rates and expanded operations.

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

For the year ended December 31, 2010, net interest income increased by $3.6 million or 18.5% to $23.3 million from $19.7 million for the year ended December 31, 2009. The increase in net interest income was attributable to growth in average interest earning assets and liabilities and from an increase in the net yield on interest earning assets. Average interest-earning assets were approximately $650.9 million in 2010 compared to $624.0 million in 2009, an increase of $26.9 million or 4.3%. Although assets and liabilities were down at December 31, 2010 from December 31, 2009, average loans, average loans held for sale, and average interest-bearing liabilities increased in 2010 from 2009 by $6.5 million, $17.0 million, and $25.1 million, respectively.

The net yield on average interest-earning assets was 3.63% in 2010 and 3.20% in 2009. The interest rate spread was 3.52% in 2010 and 3.04% in 2009. The increase in the net yield on interest-earning assets and the interest rate spread in 2010 resulted from growth in average loans and deposits and from a greater drop in the cost of deposits and other borrowings than the drop in rates earned on interest-earning assets.

The table below provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2010 and 2009.

Net Interest Income and Average Balance Analysis

	For the Years Ended December 31,
	2010			2009
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$28,190	$78	0.28%	$17,268	$35	0.20%
Taxable investments	32,466	1,637	5.04%	42,758	2,141	5.01%
Non taxable investments (2.)	15,870	962	6.06%	13,077	827	6.32%
Loans held for sale	44,985	2,063	4.59%	27,963	1,413	5.05%
Loans (3.)	529,415	28,486	5.38%	522,965	28,569	5.46%

Interest-earning assets	650,926	33,226		624,031	32,985
Interest-earning assets			5.10%			5.29%

Non interest-earning assets	44,921			41,524

Total assets	$695,847			$665,555

Interest-bearing liabilities
Interest checking	$32,070	130	0.41%	$29,924	151	0.50%
Money market and savings	270,216	3,375	1.25%	224,318	4,319	1.93%
Time certificates and IRAs	276,529	5,223	1.89%	273,916	7,363	2.69%
Other borrowings	25,334	845	3.34%	50,895	1,183	2.32%

Total interest-bearing liabilities	604,149	9,573		579,053	13,016
Cost on average
Interest-bearing liabilities			1.58%			2.25%

Non-interest-bearing liabilities
Demand deposits	41,224			33,173
Other liabilities	3,910			4,816

Total non-interest-bearing liabilities	45,134			37,989

Total liabilities	649,283			617,042
Stockholders’ equity	46,564			48,513

Total liabilities and equity	$695,847			$665,555
Net interest income		$23,653			$19,969

Net yield on average interest-earning assets			3.63%			3.20%

Interest rate spread			3.52%			3.04%

(1.)	Average balances are computed on a daily basis
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

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

Rate / Volume Variance Analysis

	Year Ended December 31, 2010 vs. 2009
	Interest Increase (Decrease)
		Due To Change in
	Total	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits/Fed funds sold	$43	$27	$16
Taxable investments	(504)	(519)	15
Non taxable investments	135	170	(35)
Loans held for sale	650	791	(141)
Loans	(83)	350	(433)

Total interest-earning assets	241	819	(578)

Interest-bearing liabilities
Interest checking	(21)	10	(31)
Money market and savings	(944)	770	(1,714)
Time certificates and IRAs	(2,140)	69	(2,209)
Other borrowings	(338)	(732)	394

Total interest-bearing liabilities	(3,443)	117	(3,560)

Net interest income	$3,684	$702	$2,982

The improvement in net interest income in 2010 over 2009 was the result of growth in interest-earning assets and interest-bearing liabilities and greater reduction in rates paid on interest-bearing liabilities than rates earned on interest-bearing assets. The increase in non interest-bearing demand deposits had a positive impact on net interest income in 2010 while the increase in non interest-earning assets such as repossessed assets had a negative impact on net interest income in 2010.

Provision for loan losses. The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for known and expected loan losses in our loan portfolio. The provision for loan losses increased in 2010 to $15.1 million from $10.5 million in 2009, primarily because of higher nonperforming loans and related charge-offs in 2010. Declining real estate values and tepid demand for new real estate negatively impacted the ability of many of our borrowers to make loan payments in 2010 resulting in significant increases in loan charge-offs, non-performing loans, and impaired loans. The level of the allowance for loan losses is based on our estimate as to the amount required to maintain an allowance adequate enough to provide for known and expected losses. We consider, among other things, nonperforming loans, impaired loans, delinquencies, collateral values, loss trends, and general economic conditions when assessing the adequacy of the allowance. The allowance for loan losses was $12.4 million or 2.40% of loans and $10.1 million or 1.90% of loans at December 31, 2010 and 2009, respectively. The increased provision for loan losses in 2010 primarily resulted from higher charge-offs of impaired loans and the impact of the higher charge-offs on the loss trends that are used to calculate the allowance on the non-impaired loans. Charge-offs, net of recoveries, were $12.9 million and $6.2 million during 2010 and 2009, respectively.

The following table describes the activity relating to our allowance for loan losses for the years indicated:

Analysis of the Allowance for Loan Losses

	At or for the Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$10,081	$5,760
Provision for loan losses	15,133	10,520
Charge-Offs:
Commercial	(2,727)	(397)
Real Estate	(10,005)	(5,735)
Consumer	(237)	(76)

Total	(12,969)	(6,208)
Recoveries:
Commercial	64	7
Real Estate	47	2
Consumer	3	—

Ending Balance	$12,359	$10,081

Non-interest income. Non-interest income consists principally of service charges and fees, mortgage banking income, investment services income, increase in cash value of life insurance, gain on sale of investments, and repossessed asset gains (losses). Non-interest income for 2010 was $13.4 million compared to $10.6 million in 2009, an increase of 26.8%. Service charges decreased 10.9% in 2010 to $0.9 million, primarily from a decrease in non-sufficient funds fees, partially due to new regulations. Mortgage banking income, which represents fees earned from the origination and sale of mortgage loans, rose to $11.7 million in 2010 from $8.8 million in 2009 due to increased refinancing by borrowers and from fees of approximately $0.7 million generated by a retail loan production office opened in July 2010. The mortgage division primarily originates loans through other banks and brokers and then sells the loans to investors. Other non-interest income included $0.4 million from the increase in cash value of life insurance in both 2010 and 2009. Gains on the sale of investments of $0.5 million in 2010 and $0.1 million in 2009 and repossessed asset gains (losses) of $(0.3 million) in 2010 and $0.1 million in 2009 are also included in non-interest income.

Non-interest expenses. Non-interest expenses were $26.1 million in 2010 compared to $20.6 million in 2009, an increase of $5.5 million or 26.7%. Salaries and employee benefits increased 21.1% to $12.2 million in 2010 from $10.1 million in 2009, primarily from expansion of our mortgage division including the addition of a retail loan production office, from strengthening of our credit administration, and from increased benefit costs. The number of full time equivalent employees rose to 155 at December 31, 2010 from 140 at the end of 2009. Impairment charges on repossessed assets rose to $3.4 million in 2010 from $0.8 million in 2009 due to declining real estate values on foreclosed properties. Repossessed asset expenses rose to $1.0 million in 2010 from $0.2 million in 2009 because our average investment in repossessed property, particularly those requiring extensive upkeep, increased in 2010. Other non-interest expense includes warranty expenses of $0.6 million in 2010 and $0.2 million in 2009, related to providing for claims, both real and estimated, that might arise from borrower fraud or underwriting errors in our mortgage division. Three warranty claims totaling $0.3 million have been incurred since establishment of the mortgage division in 2007, and the current liability to fund future claims is $0.4 million at December 31, 2010.

Income taxes. Income tax benefit was $2.1 million, or 46.5% of loss before income taxes in 2010, compared to an income tax benefit of $0.5 million, or 57.5% of loss before income taxes in 2009. The higher tax benefit percentage in 2009 primarily resulted from a higher percentage of non taxable income from municipal securities and from the increase in cash value of life insurance.

Financial condition. Total assets were $676.7 million at December 31, 2010, a decrease of 2.9% from total assets of $697.1 million at December 31, 2009. All categories of assets decreased in 2010 except loans held for sale which increased 83.6% due to increased lending in the mortgage division. Deposits and other borrowings declined as we adjusted our pricing to match our asset funding needs. We periodically utilize wholesale deposit sources such as brokered deposits and deposits from other depository institutions on a limited basis to meet specific asset liability needs or to realize substantially lower funding costs. We had approximately $23.8 million and $21.2 million in deposits from other depository institutions and $42.2 million and $33.1 million of brokered deposits at December 31, 2010 and December 31, 2009, respectively. The increase in these sources in 2010 enabled us to extend our deposit maturities and lower our funding costs.

Much of our asset decline in 2010 occurred in interest-bearing deposits with banks, investments, and loans which together funded much of the $24.6 million increase in loans held for sale resulting from record residential mortgage lending. Interest-bearing deposits with banks of $17.7 million primarily represent overnight deposits with the Federal Reserve and Federal Home Loan Bank and declined $16.3 million in 2010. Investment securities declined $7.0 million. Loans held for investment decreased $16.6 million, or 3.1%, to $514.0 million at December 31, 2010, primarily because of loan charge-offs and repossessions of assets from non-performing loans. In past years, we experienced double digit growth in loans held for investment, but commercial and construction loan demand weakened in 2010 as a result of declining real estate prices and weak economic growth. We believe our targeted marketing efforts, experienced lenders, local decision making, and emphasis on personal relationships and superior customer service have been key drivers of our loan growth in prior years; however, our emphasis on stronger risk management practices and a weak economy limited growth in 2010. Approximately 84.2% of our loans at December 31, 2010 were secured by some form of real estate. At December 31, 2010 loans secured by one-to-four family residential properties comprised 23.4% of our loan portfolio while nonresidential properties, construction loans and multifamily residential properties comprised 35.7%, 22.1% and 3.0% of our loan portfolio, respectively. Another 14.2% were commercial and industrial loans with the balance in consumer and other loans.

Asset quality is a primary concern of our credit administration. A thorough credit analysis is made of most loans before origination. Experienced lenders and a credit administrator review the loans’ structure including terms, rate, collateral and repayment sources in addition to adherence to our lending policy. On an ongoing basis, a risk rating program and other credit administration tools are utilized to monitor loans and overall asset quality. Non-performing loans amounted to approximately $27.7 million, or 5.39% of loans outstanding, and $14.2 million, or 2.67% of loans outstanding, at December 31, 2010 and 2009, respectively. Our allowance for loan losses was 2.40% and 1.90% of loans outstanding at December 31, 2010 and 2009, respectively. Net loan charge-offs were 2.43% and 1.19% of average loans during 2010 and 2009, respectively.

Investment securities declined to $46.7 million at December 31, 2010 from $53.7 million at December 31, 2009, a decrease of 13.1%. Approximately $7.8 million in investment securities were sold in 2010 for asset liability reasons. Our investment securities portfolio consists primarily of U.S. government agency securities, mortgage-backed securities issued by the U.S. government and government sponsored entities, municipal securities, and corporate securities. Approximately 98.8% of the investment securities at December 31, 2010 were classified as available-for-sale and were recorded at market value. Changes in market value are reflected as a separate component of stockholders’ equity. We do not engage in the practice of trading securities.

Other assets consist of interest receivable on loans and investments, prepaid expenses, deferred tax assets, real estate owned and cash value of life insurance. Other assets decreased $0.7 million to $33.0 million at December 31, 2010. Foreclosed real estate and other repossessed assets were $9.9 million at December 31, 2010 compared to $14.0 million at December 31, 2009.

We opened for business in November 1996 and have not paid any cash dividends to our stockholders. Stock dividends were paid in 2007, 2005, 2004, 2001, and 2000. Certain reclassifications were made to common stock from other equity accounts to record the stock dividends.

Investment Portfolio. At December 31, 2010 and 2009, our investment portfolio comprised approximately 6.9% and 7.7% of total assets, respectively.

The following table summarizes the carrying value amounts of securities at the dates indicated. Available-for-sale securities are reported at estimated fair value and held to maturity securities are reported at amortized cost.

Analysis of Investment Securities

Amortized Cost and Market Values

	At December 31,
	2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Available for Sale
US agency securities	$1,000	$1,011	$998	$1,052
Mortgage-backed securities	15,275	16,273	25,580	26,963
Municipal securities	19,685	19,271	15,102	15,459
Corporate securities	5,536	5,549	5,490	5,315
Restricted stock	3,318	3,318	3,702	3,702
Unrestricted stock	533	681	533	433

	45,347	46,103	51,405	52,924

Held to Maturity
Mortgage-backed securities	563	596	770	797

Total	$45,910	$46,699	$52,175	$53,721

The following table presents maturities and weighted average yields of debt securities at the date indicated.

Analysis of Investment Securities

	At December 31, 2010
	Due One Year or Less	One Year Through Five Years	Five Years Through Ten Years	Due After Ten Years	Total	Market Value
	(Dollars in thousands)
Investment Securities
US agency securities	$1,000	$—	$—	$—	$1,000	$1,011
Mortgage-backed securities	—	723	3,474	11,641	15,838	16,869
Municipal securities	—	—	360	3,118	3,478	3,361
Tax-free municipal securities	—	—	1,009	15,198	16,207	15,910
Corporate securities	996	—	500	4,040	5,536	5,549

Total	$1,996	$723	$5,343	$33,997	$42,059	$42,700

Weighted Average Yields
US agency securities	5.11%	—	—	—	5.11%
Mortgage-backed securities	—	3.97%	5.31%	5.15%	5.13%
Municipal securities	—	—	3.72%	4.77%	4.66%
Tax-free municipal securities	—	—	4.21%	5.93%	5.82%
Corporate securities	5.57%	—	3.80%	7.80%	7.04%

	5.34%	3.97%	4.85%	5.78%	5.61%

Loan Portfolio. Our loan portfolio is concentrated in real estate loans. Construction and development loans, which carry more risk during recessions and periods of falling real estate prices,

represent 22.1% of the loan portfolio. Commercial real estate loans, secured by nonfarm nonresidential properties, represent 35.7% of the loan portfolio and have experienced higher levels of charge-offs in the past two years. There are no foreign loans. The following table presents, at the dates indicated, the composition of our loan portfolio by loan type:

Analysis of Loans

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans Secured by Real Estate:
Construction and Land Development	$113,564	22.09%	$122,072	23.01%
1-4 Family Residential Properties	120,305	23.40%	115,731	21.81%
Multifamily Residential Properties	15,562	3.03%	16,687	3.14%
Nonfarm Nonresidential Properties	183,423	35.68%	185,452	34.95%

Total Loans Secured by Real Estate	432,854	84.21%	439,942	82.91%
Commercial and Industrial Loans	72,956	14.19%	83,005	15.64%
Consumer	6,427	1.25%	5,818	1.10%
All Other Loans	1,792	0.35%	1,841	0.35%

Total Loans Held for Investment	$514,029	100.00%	$530,606	100.00%

The table that follows shows the loan portfolio at December 31, 2010 by loan type, maturity and whether the interest rate is fixed or variable. Loans on non-accrual have been excluded.

Analysis of Certain Loan Maturities

As of December 31, 2010

	Real Estate		Consumer		Commercial & Other		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Due within one year:	$119,332	29.23%	$1,949	31.42%	$40,629	56.49%	$161,910	33.29%
Due after one year through five years:
Fixed Rate	99,199	24.30%	1,255	20.23%	12,136	16.87%	112,590	23.15%
Variable Rate	80,883	19.82%	2,926	47.17%	15,141	21.05%	98,950	20.35%

	180,082	44.12%	4,181	67.40%	27,277	37.92%	211,540	43.50%
Due after five years:
Fixed Rate	26,959	6.60%	73	1.18%	354	0.49%	27,386	5.63%
Variable Rate	81,812	20.04%	—	0.00%	3,668	5.10%	85,480	17.58%

	108,771	26.65%	73	1.18%	4,022	5.59%	112,866	23.21%
	$408,185	100.00%	$6,203	100.00%	$71,928	100.00%	$486,316	100.00%

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

Loans secured by real estate mortgages comprised 84.2% and 82.9% of our loan portfolio at December 31, 2010 and 2009, respectively. Residential real estate loans consist mainly of first and second mortgages on single-family homes. Loan-to-value ratios for these loans are generally limited to 90% for second mortgages and 85% for first mortgages, unless private mortgage insurance is obtained. Nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and nonresidential real estate loans is dependent primarily on the income and cash flows of the borrowers with the real estate serving as a secondary source of repayment. Real estate construction loans generally consist of financing of commercial real estate projects and some one-to-four family dwellings. Usually the loan-to-cost ratios are limited to 80%, and permanent financing commitments are generally required prior to advancing loan proceeds.

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

Allowance for loan losses. The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management has determined that such loans have become uncollectible, or in the case of non-performing real estate loans, when updated appraisals indicate a loss in value. Recoveries of previously charged-off loans are credited to the allowance.

Our allowance for loan losses is composed of two parts, a specific portion related to impaired loans and a general section related to loans that are not impaired. Loans are impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms will not be collected. Our impaired loans increased to $33.9 million at December 31, 2010 from $23.2 million at December 31, 2009. The specific portion of our allowance for loan losses, which relates to impaired loans, decreased to $4.1 million at December 31, 2010 from $4.8 million at December 31, 2009. The decline in the specific portion of our allowance relates to a change in the methodology of charging off real estate loans to appraised value when they become non-performing which was implemented in 2010. Due to this change, impaired loans were written off earlier in 2010 than in 2009. The change in charge-off methodology is reflected in the amount which the unpaid principal balance on impaired loans exceeded the recorded investment which increased to $5.2 million at December 31, 2010 from $0.2 million at December 31, 2009. The general allowance, the difference between our allowance for loan losses and the specific portion of the allowance for loan losses, increased to $8.2 million at December 31, 2010 from $5.3 million at December 31, 2009. These allowances apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from ..35% on certain consumer loans to 10.57% on non secured consumer revolving loans, to categories of performing loans at each period end. The increase in the general allowance in 2010 resulted from higher loan charge-offs in 2009 and 2010 which represented the basis for computing the estimated loss ratios inherent in the loan portfolio. Prior to 2010, a longer time frame had been used to calculate the loss ratios and included additional qualitative additions or deletions. The general section also includes allowances for certain watch list loans which are not impaired but carry a higher degree of risk because of declining credit factors. A summary of our loan loss experience for the years ended December 31, 2010 and 2009 is presented under the previous section, Provision for loan losses.

The following table presents the allocation of the allowance for loan losses at December 31, 2010 and 2009, compared with the percent of loans in the applicable categories of total loans.

Allocation of the Allowance for Loan Losses

	At December 31,
	2010		2009
	Amount	% Loans in Each Category	Amount	% Loans in Each Category
	(Dollars in thousands)
Balance at end of period applicable to:
Real Estate Loans
Construction and land development	$4,478	22.09%	$2,993	23.01%
Commercial real estate	3,364	38.71	2,961	38.10
Home equity lines of credit	818	12.32	903	10.93
Residential real estate	846	11.09	856	10.88
Commercial and Consumer Loans
Commercial	2,746	14.19	2,025	15.64
Consumer and other	79	1.60	333	1.44
Unallocated	28		10

Total	$12,359	100.00%	$10,081	100.00%

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

Non-Performing Assets

	At December 31,
	2010	2009
	(Dollars in thousands)
Nonaccrual loans	$27,357	$14,163
Restructured loans	356	—

Total nonperforming loans	27,713	14,163
Real estate owned	9,848	12,546
Other repossessed assets	15	1,418

Total nonperforming assets	$37,576	$28,127

Accruing loans past due 90 days or more	$2,326	$—
Performing restructured loans	4,972	—
Allowance for loan losses	12,359	10,081
Nonperforming loans to period end loans held for investment	5.39%	2.67%
Allowance for loan losses to nonperforming loans	44.60%	71.18%
Nonperforming assets to total assets	5.55%	4.04%

The elevated level of non-performing assets at December 31, 2010 is related to the declining economic conditions in our lending markets. Construction and land development loans have been particularly affected by the economic downturn as demand for new housing or developed property has declined from prior years. Note below that our construction and land development loans had the highest level of impairment and specific loan loss allowances at December 31, 2010 as well as the highest net loan charge-offs over the past two year period. The following table gives expanded disclosure of our loans outstanding and impaired loans by loan type along with specific loan loss allowances at December 31, 2010 and December 31, 2009, and net loan charge-offs in 2010 and 2009.

	At December 31, 2010
			Impaired Loans		Year to Date Net Loan Charge-offs
	Loans Outstanding			Specific Loan Loss Allowances
	Outstanding	Percent	Outstanding
	(Dollars in thousands)
Loans secured by real estate:
Construction & land development	$113,564	22.09%	$23,576	$2,122	$3,742
Revolving residential lines	63,312	12.32%	833	106	525
Closed-end residential	56,993	11.09%	1,660	134	1,133
Multifamily	15,562	3.03%	—	—	—
Nonfarm nonresidential	183,423	35.68%	5,187	648	4,558

Total loans secured by real estate	432,854	84.21%	31,256	3,010	9,958
Commercial and industrial	72,956	14.19%	2,625	1,125	2,663
Consumer & other	8,219	1.60%	20	7	234

Total loans held for investment	$514,029	100.00%	$33,901	$4,142	$12,855

	At December 31, 2009
			Impaired Loans		Year to Date Net Loan Charge-offs
	Loans Outstanding			Specific Loan Loss Allowances
	Outstanding	Percent	Outstanding
	(Dollars in thousands)
Loans secured by real estate:
Construction & land development	$122,072	23.01%	$11,191	$1,850	$2,952
Revolving residential lines	58,015	10.93%	654	279	697
Closed-end residential	57,716	10.88%	1,574	322	509
Multifamily	16,687	3.14%	—	—	—
Nonfarm nonresidential	185,452	34.95%	6,569	1,040	1,575

Total loans secured by real estate	439,942	82.91%	19,988	3,491	5,733
Commercial and industrial	83,005	15.64%	2,882	1,093	390
Consumer & other	7,659	1.44%	313	226	76

Total loans held for investment	$530,606	100.00%	$23,183	$4,810	$6,199

Deposits. The maturity distribution of time deposits of $100,000 or more at December 31, 2010 and 2009 is presented below. Such deposits may be more volatile and interest rate sensitive than other deposits. The increase in 2010 was primarily due to the higher FDIC deposit insurance limit of $250,000 which was extended to all time deposits in 2010.

Certificates of Deposit in Amounts of $100,000 or More

	At December 31,
	2010	2009
	(Dollars in thousands)
Remaining maturity:
Three months or less	$45,378	$37,591
Over three through six months	22,979	30,686
Over six through twelve months	24,398	31,619
Over twelve months	39,792	25,678

	$132,547	$125,574

Interest rate sensitivity. Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Prior to 2009, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2009, we set our Carolina Bank prime at 4.50% when the Wall Street Prime declined to 3.25% with the expectation that the Carolina Bank prime would not rise again until the Wall Street prime exceeded 4.25%. Approximately 59% of our loans held for investment, or $303.5 million at December 31, 2010 adjust with the Carolina Bank prime. We also implemented floors on a number of our variable rate loans which benefits our loan yields in a very low rate environment. Our net yield on average interest-earning assets increased to 3.63% in 2010 from 3.20% in 2009 because deposit yields declined more than asset yields. Our simulation analysis indicates that our net interest margin will decline approximately 5%, if interest rates immediately rise 1% and will not begin to rise until interest rates rise between 2% and 3%. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is the major reason for the potential decline in net interest income as the Wall Street prime increases.

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

	Repricing Schedule as of December 31, 2010
	0-90 Days	91-365 Days	More than 1 Year to 3 Years	Over 3 Years	Total
	(Dollars in Thousands)
Interest-earning assets
Interest-bearing deposits	$17,710	$—	$—	$—	$17,710
Investment securities	4,612	4,529	732	32,794	42,667
Loans held for sale	53,961	—	—	—	53,961
Loans	146,148	62,475	101,591	176,102	486,316

Total	222,431	67,004	102,323	208,896	600,654

Interest-bearing liabilities
Savings, NOW and money market	303,203	—	—	—	303,203
Time Deposits	77,961	90,678	60,112	29,049	257,800
Federal Home Loan Bank advances	22	68	191	2,884	3,165
Securities sold under agreements to repurchase	432	—	—	—	432
Subordinated debentures	19,414	—	—	—	19,414

Total	401,032	90,746	60,303	31,933	584,014

Interest sensitive gap	$(178,601)	$(23,742)	$42,020	$176,963	$16,640

Cumulative gap	$(178,601)	$(202,343)	$(160,323)	$16,640	$16,640

Ratio of interest-sensitive assets to interest-sensitive liabilities	55.46%	73.84%	169.68%	654.17%	102.85%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	55.46%	58.85%	70.96%	102.85%	102.85%

Return on equity and assets. The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), cash dividend payout ratio (cash dividends declared divided by net income), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

	For the Year Ended December 31,
	2010	2009
Return on Average Assets	-0.34%	-0.05%
Return on Average Stockholders’ Equity	-5.14%	-0.74%
Dividend Payout Ratio	—	—
Average Stockholders’ Equity as a Percentage of Average Assets	6.69%	7.29%

Capital resources. Carolina Bank Holdings, Inc. and Carolina Bank are subject to various regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain minimum ratios of capital to risk-weighted assets and average total assets. Carolina Bank Holdings, Inc. and Carolina Bank exceeded all minimum published capital requirements, and Carolina Bank met the requirements to be categorized as “well capitalized” at December 31, 2010 and 2009. Included in the regulatory capital of Carolina Bank Holdings, Inc. and Subsidiary is $10.0 million in junior subordinated debentures which has been primarily reinvested in the Bank. Another $9.1 million in subordinated debt securities issued by Carolina Bank in 2008 is included in the regulatory capital of the Bank and the consolidated capital of Carolina Bank Holdings, Inc and Subsidiary. On January 9, 2009 we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase Program to help support future growth. The preferred stock is included in the consolidated capital of Carolina Bank Holdings, Inc. and Subsidiary, and $13 million of this capital, which was reinvested in the Bank, is included in the Bank’s capital. Subsequent to December 31, 2010, Carolina Bank agreed to increase its Tier 1 capital to average assets to 8% and to not pay any cash dividends or bonuses without the prior written consent of the supervisory authorities. Carolina Bank Holdings, Inc. also agreed subsequent to December 31, 2010 to obtain the written approval of the Federal Reserve before declaring or paying any dividend, common or preferred, or making any payments on trust preferred securities. Carolina Bank Holdings, Inc. plans to seek approval to pay dividends on its preferred stock and its trust preferred securities since more than adequate funds are available to make the payments, however, we can offer no assurances as to whether required approvals will be obtained. No common stock dividends are anticipated in the near future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Carolina Bank Holdings, Inc. and Subsidiary

Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Carolina Bank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Bank Holdings, Inc. and Subsidiary at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina

March 17, 2011

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
	(in thousands)
Assets
Cash and due from banks	$5,116	$6,416
Interest-bearing deposits with banks	17,710	34,039
Securities available-for-sale, at fair value	46,103	52,924
Securities held-to-maturity	563	770
Loans held for sale	53,961	29,388
Loans	514,029	530,606
Less allowance for loan losses	(12,359)	(10,081)

Net loans	501,670	520,525
Premises and equipment, net	18,622	19,351
Other assets	32,956	33,639

Total assets	$676,701	$697,052

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$43,564	$39,261
NOW, money market and savings	303,203	314,265
Time	257,800	263,945

Total deposits	604,567	617,471
Advances from the Federal Home Loan Bank	3,165	7,783
Securities sold under agreements to repurchase	432	683
Subordinated debentures	19,414	19,360
Other liabilities and accrued expenses	4,841	3,807

Total liabilities	632,419	649,104

Commitments (note 12)
Stockholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2010 and 2009	14,811	14,473
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2010 and 2009	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,834	15,799
Retained earnings	7,910	11,445
Stock in directors’ rabbi trust	(718)	(874)
Directors’ deferred fees obligation	718	874
Accumulated other comprehensive income	499	1,003

Total stockholders’ equity	44,282	47,948

Total liabilities and stockholders’ equity	$676,701	$697,052

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2010 and 2009

	2010	2009
	(in thousands, except per share data)
Interest income
Loans	$30,549	$29,982
Investment securities, taxable	1,637	2,141
Investment securities, non taxable	650	563
Interest from federal funds sold and other	78	35

Total interest income	32,914	32,721

Interest expense
NOW, money market, savings	3,505	4,470
Time deposits	5,223	7,363
Other borrowed funds	845	1,183

Total interest expense	9,573	13,016

Net interest income	23,341	19,705
Provision for loan losses	15,133	10,520

Net interest income after provision for loan losses	8,208	9,185

Non-interest income
Service charges	910	1,021
Mortgage banking income	11,686	8,814
Gains on sale of investment securities	535	99
Repossessed asset gains (losses)	(273)	55
Other	517	561

Total non-interest income	13,375	10,550

Non-interest expense
Salaries and benefits	12,232	10,102
Occupancy and equipment	2,490	2,350
Professional fees	1,418	1,285
Outside data processing	948	835
FDIC insurance	1,109	1,218
Advertising and promotion	699	585
Stationery, printing and supplies	557	581
Impairment of investment security	—	850
Impairment of repossessed assets	3,350	816
Repossessed asset expenses	1,027	208
Other	2,231	1,747

Total non-interest expense	26,061	20,577

Loss before income taxes	(4,478)	(842)
Income tax benefit	(2,084)	(484)

Net loss	(2,394)	(358)

Dividends and accretion on preferred stock	1,142	1,090

Net loss allocable to common stockholders	$(3,536)	$(1,448)

Net loss per common share
Basic	$(1.04)	$(0.43)

Diluted	$(1.04)	$(0.43)

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2010 and 2009

	Preferred Stock	Discount on Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Retained Earnings	Stock in Directors’ Rabbi Trust	Directors’ Deferred Fees Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2008	$—	$—	$3,348	$—	$15,586	$12,893	$(648)	$648	$(251)	$31,576
Comprehensive income
Net loss	—	—	—	—	—	(358)	—	—	—	(358)
Other comprehensive income - Unrealized gain on securities available for sale, net of tax of $646	—	—	—	—	—	—	—	—	1,254	1,254

Comprehensive income										896
Directors’ deferred fees	—	—	—	—	—	—	(226)	226	—	—
Stock options exercised	—	—	39	—	177	—	—	—	—	216
Stock options expensed	—	—	—	—	36	—	—	—	—	36
Issuance of preferred stock	16,000	(1,841)	—	1,841	—	—	—	—	—	16,000
Amortization of preferred stock discount	—	314	—	—	—	(314)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(776)	—	—	—	(776)

Balance, December 31, 2009	$16,000	$(1,527)	$3,387	$1,841	$15,799	$11,445	$(874)	$874	$1,003	$47,948

Comprehensive income
Net loss	—	—	—	—	—	(2,394)	—	—	—	(2,394)
Other comprehensive loss - Unrealized loss on securities available for sale, net of tax of $260	—	—	—	—	—	—	—	—	(504)	(504)

Comprehensive loss										(2,898)
Directors’ deferred fees paid less deferrals of new fees	—	—	—	—	—	—	156	(156)	—	—
Stock options expensed	—	—	—	—	35	—	—	—	—	35
Amortization of preferred stock discount	—	338	—	—	—	(338)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(803)	—	—	—	(803)

Balance, December 31, 2010	$16,000	$(1,189)	$3,387	$1,841	$15,834	$7,910	$(718)	$718	$499	$44,282

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2010 and 2009

	2010	2009
	(in thousands)
Cash flows from operating activities
Net loss	$(2,394)	$(358)
Adjustments to reconcile net loss to net cash used for operating activities
Provision for loan losses	15,133	10,520
Depreciation	945	935
Impairment of investment securities	—	850
Equity-based compensation	36	36
Deferred income tax (benefit)	(1,667)	(2,068)
Amortization (accretion), net	(56)	(53)
Amortization of subordinated debt discount	54	95
Loss (gain) on sale of repossessed assets	273	(55)
Gain on sale of investments	(535)	(99)
Impairment of repossessed assets	3,350	816
Increase in loans held for sale, net of sales and gains	(24,573)	(10,225)
Increase in other assets	(1,653)	(4,624)
Increase (decrease) in accrued expenses and other liabilities	1,030	(548)

Net cash used for operating activities	(10,057)	(4,778)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(7,391)	(5,411)
Maturities and calls of securities available-for-sale	384	529
Repayments from mortgage-backed securities available-for-sale	5,336	7,222
Repayments from mortgage-backed securities held-to-maturity	204	335
Origination of loans, net of principal collected	(2,595)	(50,542)
Additions to premises and equipment	(216)	(634)
Proceeds from sales of assets	15,279	7,824

Net cash provided by (used for) investing activities	11,001	(40,677)

Cash flows from financing activities
Net increase (decrease) in deposits	(12,904)	119,407
Net (decrease) in Federal Home Loan Advances	(4,618)	(49,073)
Net (decrease) in Federal funds purchased	—	(4,104)
Decrease in securities sold under agreements to repurchase	(251)	(1,804)
Proceeds from issuance of preferred stock	—	16,000
Dividends paid	(800)	(680)
Proceeds from exercised stock options	—	216

Net cash provided by (used for) financing activities	(18,573)	79,962

Net increase in cash and cash equivalents	(17,629)	34,507
Cash and cash equivalents at beginning of period	40,455	5,948

Cash and cash equivalents at end of period	$22,826	$40,455

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,709	$13,780

Cash paid during the period for income taxes	$825	$600

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$6,317	$15,161

Accretion of preferred stock discount	$338	$314

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

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

The Company’s financial statements are presented in accordance with ASC Topic 105, “The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles”, which codifies generally accepted accounting principles (GAAP) in the United States.

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

December 31, 2010 and 2009

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

The Company does not engage in any securities trading activities. Gains and losses on sales of securities are recognized on a specific identification basis. Purchases and sales of investments are recorded on a trade-date basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method. The investment in the Federal Home Loan Bank represents restricted stock which is carried at cost and is required for advances or borrowings. The amounts invested were $3,216,000 and $3,600,000 at December 31, 2010 and 2009, respectively.

(d)	Loans held for sale

Loans held for sale represent residential real estate loans originated by the mortgage division, which was formed in 2007. Generally, optional commitments to sell these loans are made shortly after origination commitments are entered into with borrowers. Loans held for sale are marked to market and gains or losses are recognized when loans are originated and again when sold, if necessary.

(e)	Loans and allowance for loan losses

Loans are carried at their principal amount outstanding. Interest income is recorded as earned on the accrual basis. Loan origination fees and certain origination costs are capitalized with the net fee or cost recognized as an adjustment to interest income using the interest method.

The Company uses the allowance method in providing for loan losses. The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risks of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquencies, loss trends, and other factors. Management believes that the allowance for

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 - Summary of significant accounting policies (continued)

loan losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used. The Company changed its allowance methodology during 2010 to more accurately reflect the recent higher loan loss trends by decreasing the look back period for computing historical losses to the most recent two years from five years, adjusted for certain subjective factors. Certain qualitative factors which could not be directly correlated to loss trends were also eliminated in the allowance in 2010. Loan charge-offs are the basis for computing loan loss trends, and the Company changed its charge-off procedures in 2010, at the encouragement of regulators, to recording charge-offs on non-performing real estate loans when new appraisals are obtained rather than waiting until collection efforts had been exhausted. In prior periods, the Company recorded specific loan loss reserves for the decline in collateral values and recorded the charge-off at foreclosure or when collectability became doubtful.

Management considers loans to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral, if any. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources of identification of loans to be evaluated for impairment include past due and non-accrual reports, internally generated lists of certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.

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

December 31, 2010 and 2009

Note 1 - Summary of significant accounting policies (continued)

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

The Company’s shareholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors (Director Plan) and two incentive stock option plans for management and employees (Employee Plans). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock have been reserved for issuance under the terms of the Omnibus Plan. No awards were made under the Omnibus Plan or under the three expired plans in 2010 and 2009.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 - Summary of significant accounting policies (continued)

The Company adopted Accounting for Stock-Based Compensation in 2006 under the modified prospective application method. The fair value of options granted in 2007 under the Employee Plans was $178,000, of which $36,000 was expensed in both 2010 and 2009. As of December 31, 2010, there was $68,000 of total unrecognized compensation cost related to non-vested share-based compensation which is expected to be recognized over a weighted-average period of 1.9 years.

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

Following is a summary of stock options outstanding under both plans, adjusted for the stock splits that have occurred in prior years:

	Director Plan			Employee Plan
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Balance at January 1, 2009	22,607	$4.73	$—	238,985	$8.55	$—
Issued	—	—	—	—	—	—
Exercised	—	—	—	(38,852)	5.57	—
Forfeited	(3,506)	4.73	—	(1,886)	8.40	—

Balance at December 31, 2009	19,101	$4.73	$—	198,247	$9.13	$—
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(7,711)	4.73	—	(22,242)	8.30	—

Balance at December 31, 2010	11,390	$4.73	$—	176,005	$9.24	$—

Exercisable at December 31, 2010	11,390	$4.73	$—	162,877	$9.04	$—

At December 31, 2010, and 2009, all options under the Director Plan were exercisable at weighted average exercise prices of $4.73. Under the Employee Plans, exercisable options at 2010 and 2009 were 162,877 and 177,055, respectively, with weighted average exercise prices of $9.04 and $8.83, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 - Summary of significant accounting policies (continued)

The range of exercise prices at December 31, 2010 for the Director Plan was $4.73 and for the Employee Plans was $4.73 - $11.65. The weighted average remaining contractual term for Director Plan options was 7 months and for the Employee Plans was 49 months.

The aggregate intrinsic value of all stock options at December 31, 2010 was $0 for all Plans. The intrinsic value of exercisable options at December 31, 2010 was $0 for all Plans.

(l)	Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

(m)	Advertising

Advertising costs are expensed as incurred.

(n)	Operating segments

ASC 280, “Segment Reporting”, provides guidance on the reporting and disclosure of information about operating segments. The Company is considered to have two principal business segments in 2010 and 2009, the Commercial/Retail Bank and the Mortgage Division. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. The Mortgage Division added a retail loan production office in July 2010, and three bank retail mortgage loan officers were transferred into the Mortgage Division in October 2010. Financial performance for 2010 and 2009 and selected balance sheet information at December 31, 2010 and 2009 for each segment are as follows:

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 - Summary of significant accounting policies (continued)

	Year Ended December 31, 2010
	Commercial/Retail	Mortgage
	Bank	Division	Total
	(in thousands)
Interest income	$30,851	$2,063	$32,914
Interest expense	7,502	2,071	9,573

Net interest income (loss)	23,349	(8)	23,341
Provision for loan losses	15,133	—	15,133

Net interest income (loss) after provision for loan losses	8,216	(8)	8,208
Non-interest income	2,134	11,241	13,375
Non-interest expense	19,595	6,466	26,061

Income (loss) before income taxes	(9,245)	4,767	(4,478)
Income tax (benefit) expense	(3,986)	1,902	(2,084)

Net income (loss)	$(5,259)	$2,865	$(2,394)

Total Assets	$621,866	$54,835	$676,701
Net loans	501,670	53,961	555,631
Equity	41,417	2,865	44,282

	Year Ended December 31, 2009
	Commercial/Retail	Mortgage
	Bank	Division	Total
	(in thousands)
Interest income	$31,308	$1,413	$32,721
Interest expense	11,592	1,424	13,016

Net interest income (loss)	19,716	(11)	19,705
Provision for loan losses	10,520	—	10,520

Net interest income (loss) after provision for loan losses	9,196	(11)	9,185
Non-interest income	2,134	8,416	10,550
Non-interest expense	16,048	4,529	20,577

Income (loss) before income taxes	(4,718)	3,876	(842)
Income tax (benefit) expense	(2,079)	1,595	(484)

Net income (loss)	$(2,639)	$2,281	$(358)

Total Assets	$667,138	$29,914	$697,052
Net loans	520,525	29,388	549,913
Equity	45,667	2,281	47,948

(o)	Retail repurchase agreements

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

December 31, 2010 and 2009

Note 1 - Summary of significant accounting policies (continued)

(p)	Impact of recently adopted accounting standards

ASC Topic 810, “Consolidation”, was amended to improve the relevance, comparability, and transparency of financial information by requiring entities to report non-controlling, minority, interests in subsidiaries as equity in the consolidated financial statements. This new guidance became effective for fiscal years and interim periods beginning after December 15, 2008. In June 2009, the FASB further amended ASC 810 to include criteria for determining the primary beneficiary, eliminate the exception to consolidating qualifying special purpose entities, require continual reconsideration of conclusions reached in determining the primary beneficiary, and require additional disclosures. This new guidance became effective for fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments. The adoption of the amended ASC 810 guidance did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 825, “Financial Instruments”, provides interim disclosure requirements regarding the fair value of financial instruments to enhance the consistency and improve the transparency and quality of information reported by increasing the frequency of fair value disclosures. The new guidance became effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company adopted these standards in the period ended March 31, 2009, with the expanded disclosures reflected in Note 15.

ASC Topic 320, “Investments – Debt and Equity Securities”, provides guidance on the recognition and presentation of other than temporary investments, which is designed to bring greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. Updates to ASC 320 were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company adopted the amended guidance in the period ended March 31, 2009, with the expanded disclosures reflected in Note 5.

ASC Topic 105, “The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles”, codifies generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy), effective for interim or annual periods ending after September 15, 2009. The codification is not intended to change GAAP but represents a significant change in the way accounting principles are researched and U.S. GAAP is referenced. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 - Summary of significant accounting policies (continued)

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, sets out a framework for measuring fair value, and requires certain disclosures about fair value measurements. ASC 820 was updated in April 2009 to provide guidance on determining the fair value when there has been a significant decrease in the volume and level of activity for the asset or liability, provide guidance on identifying transactions that may not be orderly, require disclosures of the inputs and valuation techniques used to measure fair value, and require disclosures of changes in valuation techniques and related inputs, if any. The update was effective for interim or annual periods ending after September 15, 2009, with early adoption permitted; the Company adopted this guidance in the period ended March 31, 2009. ASC 820 was further updated in August 2009 to clarify how entities should estimate the fair value of liabilities. The guidance requires that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the specified techniques. The update clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This guidance became effective for the first reporting period beginning after the issuance of the standard in August 2009 and was adopted by the Company in the period ended December 31, 2009. ASC 820 was further updated in January 2010 to require disclosures of significant transfers in and out of Levels 1 and 2 fair value and the reasons for the transfers, and require disclosures discussing the inputs and valuation techniques used to measure fair value. The Company adopted this guidance in the period ended March 31, 2010. Fair value disclosures resulting from the adoption of this authoritative guidance are reflected in Note 15.

ASC Topic 860, “Transfers and Servicing”, was amended to require entities to enhance reporting about transfers of financial assets, including securitizations and the continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance became effective for annual reporting periods beginning after November 15, 2009, and the Company adopted the provisions of the guidance under ASC Topic 860 on January 1, 2010. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 - Summary of significant accounting policies (continued)

ASC Topic 310 “Receivables”, Sub-Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“Subtopic 310-30”) was amended to clarify that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310 Subtopic 310-40 “Troubled Debt Restructurings by Creditors”. The new authoritative accounting guidance under Subtopic 310-30 became effective in the third quarter of 2010 and did not have an impact on the Company’s financial statements.

ASC Topic 310, “Receivables”, was updated in July 2010 to require a greater level of disaggregated information about the credit quality of loans and the related allowance for loan losses. The new authoritative guidance also requires additional disclosures related to credit quality indicators, impaired loans, and past due information. The new authoritative guidance amends only the disclosure requirements for loans and the allowance for loan losses. The Company adopted the period-end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010, as reflected in Note 3. Adoption of the new guidance did not have an impact on the Company’s statements of operations and financial condition. The disclosures about activity that occurs during a reporting period will be effective for reporting periods after January 1, 2011, and will have no impact on the Company’s statements of operations and financial condition.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2010. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 2 - Securities

A summary of the amortized cost and estimated fair values of securities available-for-sale and held- to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
December 31, 2010
Available for sale
U.S. agency obligations	$1,000	$11	$—	$1,011
Municipal securities	19,685	74	488	19,271
FNMA, FHLMC, and GNMA mortgage-backed securities	15,275	998	—	16,273
Corporate securities	5,536	20	7	5,549
Restricted stock	3,318	—	—	3,318
Unrestricted stock	533	148	—	681

	$45,347	$1,251	$495	$46,103

Held to maturity
FNMA and GNMA mortgage-backed securities	563	33	—	596

	$563	$33	$—	$596

December 31, 2009
Available for sale
U.S. agency obligations	$998	$54	$—	$1,052
Municipal securities	15,102	397	40	15,459
FNMA, FHLMC, and GNMA mortgage-backed securities	25,580	1,383	—	26,963
Corporate securities	5,490	53	228	5,315
Restricted stock	3,702	—	—	3,702
Unrestricted stock	533	—	100	433

	$51,405	$1,887	$368	$52,924

Held to maturity
FNMA and GNMA mortgage-backed securities	770	27	—	797

	$770	$27	$—	$797

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 2 - Securities (continued)

The scheduled maturities of debt securities available-for-sale and held-to-maturity at December 31, 2010 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(in thousands)
Due in one year or less	$1,996	$2,011	$—	$—
Due from one to five years	—	—	—	—
Due from five to ten years	1,869	1,848	—	—
Over ten years	22,356	21,972	—	—
Mortgage-backed securities	15,275	16,273	563	596

	$41,496	$42,104	$563	$596

Agency securities, mortgage-backed securities and municipal securities were sold during 2010 and 2009 for gains totaling $535,000 and $235,000, respectively. A loss of $136,000 was incurred in 2009 from the sale of an interest in a closely held asset management company.

At December 31, 2010, securities with a carrying value of approximately $9,431,000 were pledged to secure public deposits and other purposes.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At December 31, 2010, debt securities with $15,633,000 in fair value had total unrealized losses of $495,000 of amortized cost. These securities were municipal securities and corporate debt securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 2 - Securities (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
December 31, 2010:
Municipal securities	$14,613	$488	$—	$—	$14,613	$488
Corporate securities	1,020	7	—	—	1,020	7

Total	$15,633	$495	$—	$—	$15,633	$495

December 31, 2009:
Municipal securities	$4,069	$40	$—	$—	$4,069	$40
Corporate securities	—	—	3,815	228	3,815	228
Unrestricted stock	—	—	433	100	433	100

Total	$4,069	$40	$4,248	$328	$8,317	$368

Note 3 - Loans and allowance for loan losses

Loans at December 31, 2010 and 2009 were as follows:

	2010	2009
	( in thousands)
Real estate - construction	$113,564	$122,072
Real estate - mortgage	319,277	317,903
Commercial	72,956	83,005
Installment and other	8,219	7,659

Total loans	514,016	530,639
Less: Deferred loan fees (costs), net	13	(33)
Allowance for loan losses	(12,359)	(10,081)

	$501,670	$520,525

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 3 - Loans and allowance for loan losses (continued)

The activity in the allowance for loan losses for 2010 and 2009 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines of Credit	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
2010
Allowance for loan losses:
Beginning of year balance	$2,993	$2,961	$903	$856	$2,025	$333	$10	$10,081
Provision for loan losses	5,227	4,961	440	1,123	3,384	(20)	18	15,133
Charge-offs	(3,759)	(4,576)	(525)	(1,145)	(2,727)	(237)	—	(12,969)
Recoveries	17	18	—	12	64	3	—	114

End of year balance	$4,478	$3,364	$818	$846	$2,746	$79	$28	$12,359

Ending balance individually evaluated for impairment	$2,122	$648	$106	$134	$1,125	$7	$—	$4,142

Ending balance collectively evaluated for impairment	$2,356	$2,716	$712	$712	$1,621	$72	$28	$8,217

Loans Outstanding:
End of year balance	$113,564	$198,985	$63,312	$56,993	$72,956	$8,219	$—	$514,029

Ending balance individually evaluated for impairment	$23,576	$5,187	$833	$1,660	$2,625	$21	$—	$33,902

Ending balance collectively evaluated for impairment	$89,988	$193,798	$62,479	$55,333	$70,331	$8,198	$—	$480,127

2009
Allowance for loan losses:
Beginning of year balance	$1,299	$2,132	$265	$681	$932	$155	$296	$5,760
Provision for loan losses	4,646	2,404	1,335	684	1,483	254	(286)	10,520
Charge-offs	(2,952)	(1,577)	(697)	(509)	(397)	(76)	—	(6,208)
Recoveries	—	2	—	—	7	—	—	9

End of year balance	$2,993	$2,961	$903	$856	$2,025	$333	$10	$10,081

Ending balance individually evaluated for impairment	$1,850	$1,040	$279	$322	$1,093	$226	$—	$4,810

Ending balance collectively evaluated for impairment	$1,143	$1,921	$624	$534	$932	$107	$10	$5,271

Loans Outstanding:
End of year balance	$122,072	$202,139	$58,015	$57,716	$83,005	$7,659	$—	$530,606

Ending balance individually evaluated for impairment	$11,191	$6,569	$654	$1,574	$2,882	$313	$—	$23,183

Ending balance collectively evaluated for impairment	$110,881	$195,570	$57,361	$56,142	$80,123	$7,346	$—	$507,423

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 3 - Loans and allowance for loan losses (continued)

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due Greater
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current	Total Loans	Than 90 Days & Accruing
	(in thousands)
At December 31, 2010
Real Estate Loans:
Construction & development	$—	$—	$11,983	$11,983	$101,581	$113,564	$—
Commercial real estate	783	—	12,682	13,465	185,520	198,985	2,326
Home equity lines	245	—	832	1,077	62,235	63,312	—
Residential real estate	1,038	290	2,060	3,388	53,605	56,993	—

Total real estate	2,066	290	27,557	29,913	402,941	432,854	2,326
Commercial & industrial	71	3	2,462	2,536	70,420	72,956	—
Consumer & other	—	—	20	20	8,199	8,219	—

Total loans	$2,137	$293	$30,039	$32,469	$481,560	$514,029	$2,326

At December 31, 2009
Real Estate Loans:
Construction & development	$—	$1,630	$3,954	5,584	$116,488	$122,072	$—
Commercial real estate	1,502	—	5,185	6,687	195,452	202,139	—
Home equity lines	156	—	504	660	57,355	58,015	—
Residential real estate	122	—	1,372	1,494	56,222	57,716	—

Total real estate	1,780	1,630	11,015	14,425	425,517	439,942	—
Commercial & industrial	207	49	2,849	3,105	79,900	83,005	—
Consumer & other	6	—	299	305	7,354	7,659	—

Total loans	$1,993	$1,679	$14,163	$17,835	$512,771	$530,606	$—

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the original loan agreement will not be collected. At December 31, 2010 and 2009, the total recorded investment in impaired loans amounted to approximately $33,901,000 and $23,183,000, respectively. Of these impaired loans, $27,713,000 and $14,163,000 were on non-accrual at December 31, 2010 and 2009, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 3 - Loans and allowance for loan losses (continued)

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At December 31,			For the Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Loan Loss Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
2010
With no related allowance recorded
Real Estate Loans:
Construction & development	$7,233	$7,474	$—	$7,712	$207
Commercial real estate	3,141	4,032	—	3,651	83
Home equity lines	692	835	—	761	12
Residential real estate	996	1,207	—	1,163	25

Total real estate	12,062	13,548	—	13,287	327
Commercial & industrial	1,061	1,061	—	1,113	20
Consumer & other	—	—	—	—	—

Total loans	$13,123	$14,609	$—	$14,400	$347

With an allowance recorded
Real Estate Loans:
Construction & development	$16,343	$19,880	$2,122	$20,166	$398
Commercial real estate	2,046	2,060	648	2,057	82
Home equity lines	141	180	106	160	—
Residential real estate	664	671	134	686	27

Total real estate	19,194	22,791	3,010	23,069	507
Commercial & industrial	1,564	1,719	1,125	1,771	66
Consumer & other	20	21	7	25	2

Total loans	$20,778	$24,531	$4,142	$24,865	$575

2009
With an allowance recorded *
Real Estate Loans:
Construction & development	$11,191	$11,191	$1,850	$11,188	$454
Commercial real estate	6,569	6,574	1,040	6,419	242
Home equity lines	654	655	279	655	17
Residential real estate	1,574	1,580	322	1,831	73

Total real estate	19,988	20,000	3,491	20,093	786
Commercial & industrial	2,882	3,073	1,093	3,166	106
Consumer & other	313	313	226	317	8

Total loans	$23,183	$23,386	$4,810	$23,576	$900

*	all impaired loans at December 31, 2009 had allowances recorded

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 3 - Loans and allowance for loan losses (continued)

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans

•	Special Mention - Loans with potential identified weaknesses in administration or servicing.

•	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at December 31,
	Construction & Development		Commercial Real Estate		Home Equity Lines of Credit
	2010	2009	2010	2009	2010	2009
	(in thousands)
Pass	$83,697	$105,938	$169,845	$190,173	$60,002	$55,606
Special Mention	—	2,623	3,602	4,651	1,683	1,905
Criticized	29,867	13,511	25,538	7,315	1,627	504

TOTAL	$113,564	$122,072	$198,985	$202,139	$63,312	$58,015

	Residential Real Estate		Commercial & Industrial		Consumer & Other
	2010	2009	2010	2009	2010	2009
	(in thousands)
Pass	$52,804	$55,769	$68,077	$77,562	$8,183	$7,345
Special Mention	326	597	251	2,592	16	2
Criticized	3,863	1,350	4,628	2,851	20	312

TOTAL	$56,993	$57,716	$72,956	$83,005	$8,219	$7,659

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at December 31, 2010 and 2009:

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 3 - Loans and allowance for loan losses (continued)

	2010	2009
	(in thousands)
Real Estate Loans:
Construction & development	$11,983	$3,954
Commercial real estate	10,356	5,185
Home equitiy lines	832	504
Residential real estate	2,060	1,372

Total real estate	25,231	11,015
Commercial & industrial	2,462	2,849
Consumer & other	20	299

Total loans	$27,713	$14,163

During 2010 and 2009, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings. At December 31, 2010, the Company had troubled debt restructurings of $5,328,000 of which $356,000 were on non-accrual status. The Company had no troubled debt restructurings at December 31, 2009 as none of the modifications at that time granted concessions to borrowers experiencing financial difficulties.

The Company made loans in the ordinary course of business to certain directors and executive officers of the Company and to their affiliates and associates. The total amount of such loans outstanding was $8,690,000 and $14,483,000 at December 31, 2010 and 2009, respectively. During 2010, new loans were $1,959,000 and repayments were $4,703,000, exclusive of retired directors. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 4 - Premises and equipment

Premises and equipment at December 31, 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Land	$3,824	$3,824
Building and improvements	6,563	6,563
Leasehold improvements	7,405	7,388
Furniture and equipment	4,942	4,807
Land improvements	1,004	1,004

	23,738	23,586
Less accumulated depreciation	(5,116)	(4,235)

Premises and equipment, net	$18,622	$19,351

No interest was capitalized in 2010 or 2009. Depreciation expense was $945,000 in 2010 and $935,000 in 2009.

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

Note 6 - Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $132,547,000 and $125,574,000 at December 31, 2010 and 2009, respectively.

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $4,045,000 and $5,637,000 at December 31, 2010 and 2009, respectively.

At December 31, 2010, the scheduled maturities of time deposits were as follows:

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 6 - Deposits (continued)

(in thousands)
2011	$168,621
2012	51,509
2013	8,621
2014	14,121
2015	14,479
Thereafter	449

$257,800

Note 7 - Advances from Federal Home Loan Bank of Atlanta

The Company had the following advances from the Federal Home Loan Bank outstanding at December 31, 2010 and 2009:

	2010	2009
	( in thousands)
Fixed rate advance at 6.05%	$—	$3,000
Variable rate advances at 0.36% (overnight)	—	2,000
Amortizing fixed rate advances at 1.00%	971	1,011
Amortizing fixed rate advance at 1.25%	1,311	1,337
Amortizing fixed rate advance at 0.50%	461	—
Amortizing fixed rate advance at 0.25%	322	330
Amortizing fixed rate advance at 0.00%	100	105

	$3,165	$7,783

These advances are secured by the Company’s FHLB stock and a blanket floating lien on the Company’s one-to-four family residential and commercial real estate loan portfolios. Outstanding loan balances of approximately $117 million were pledged to the Federal Home Loan Bank at December 31, 2010. The contractual maturities of these advances are as follows:

(in thousands)
2011	90
2012	94
2013	97
2014	100
2015	104
Thereafter	2,680

$3,165

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 7 - Advances from Federal Home Loan Bank of Atlanta (continued)

Credit availability for additional advances from the Federal Home Loan Bank was $57,950,000 at December 31, 2010. The Company had a discount borrowing line of $113,475,000 at December 31, 2010 from the Federal Reserve Bank of Richmond which is secured by land development, construction, commercial, and home equity loans. No borrowings have been conducted under the Federal Reserve line. The Federal Reserve line changes each month as pledged loan amounts and collateral values fluctuate.

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

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,104,000 at December 31, 2010 and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note 9 - Income taxes

The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2010 and 2009, and did not accrue interest or penalties as of December 31, 2010 and 2009. The Company does not have an accrual for uncertain tax positions as of December 31, 2010 and 2009, as deductions taken and benefits accrued are believed to be widely understood administrative practices and procedures. Any potential income tax adjustments would likely result in timing differences which would transfer a tax cost or benefit from one year to another year. The Company overpaid its calculated income taxes for 2009 and 2010 to reduce interest charges that might stem from a potential income tax challenge. Tax returns for all years 2005 and thereafter are subject to future examination by tax authorities.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 9 - Income taxes (continued)

The provision for income tax expense (benefit) consisted of the following for the year ended December 31:

	2010	2009
	(in thousands)
Current
Federal	$(50)	$1,261
State	68	323

	18	1,584

Deferred
Federal	(1,862)	(1,832)
State	(240)	(236)

	(2,102)	(2,068)

	$(2,084)	$(484)

A reconciliation of reported income tax expense for the years ended December 31, 2010 and 2009 to the amount of tax expense computed by multiplying income before taxes by the statutory federal income tax rate of 34% follows:

	2010	2009
	(in thousands)
Tax provision at statutory rate	$(1,522)	$(286)
Increase (decrease) in income taxes resulting from
State income taxes net of federal benefit	(195)	57
Increase in cash value of life insurance	(132)	(135)
Non taxable securites income reduced by nondeductible interest expense	(220)	(188)
Other	(15)	68

	$(2,084)	$(484)

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 9 - Income taxes (continued)

The primary components of deferred income taxes are as follows:

	2010	2009
	(in thousands)
Deferred tax assets
Allowance for loan losses	$4,656	$3,702
Deferred compensation expense	1,028	840
Impaired assets	1,051	327
Provision for warranty claims	165	—
Other	29	(20)

Gross deferred tax assets	6,929	4,849

Deferred tax liabilities
Depreciable basis of premises and equipment	744	755
Deferred loan costs	315	327
Prepaid assets	94	93
Unrealized gain on securities	257	517

Gross deferred tax liabilities	1,410	1,692

Net deferred tax assets	$5,519	$3,157

Note 10 - Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of discount was $338,000 and $314,000 in 2010 and 2009, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year if not called by the Company.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 11 - Regulatory matters

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s common stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect would cause the Bank’s capital to be reduced below applicable minimum regulatory capital requirements. The Holding Company agreed in 2011 not to declare or pay any dividend, common or preferred, or make any payments on trust preferred securities without prior written approval from the Federal Reserve. The Bank also agreed in 2011 not to pay any cash dividends or bonuses without the prior written consent of the Supervisory authorities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). At December 31, 2010 and 2009, management believes that the Company and the Bank have met all capital adequacy requirements; however, the Bank has an understanding with the FDIC to increase its Tier 1 capital to average assets ratio to 8% in early 2011.

As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are presented in the table that follows.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 11 - Regulatory matters (continued)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
			($ in thousands)
December 31, 2010:
Total Capital
(To risk weighted assets)
Consolidated	$70,255	12.02%	$46,759	≥	8%	n/a		n/a
Carolina Bank	69,066	11.82%	46,759	≥	8%	$58,448	≥	10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	53,783	9.20%	23,379	≥	4%	n/a		n/a
Carolina Bank	52,594	9.00%	23,379	≥	4%	35,068	≥	6%
Tier 1 Capital
(To average assets)
Consolidated	53,783	7.76%	27,731	≥	4%	n/a		n/a
Carolina Bank	52,594	7.59%	27,717	≥	4%	34,647	≥	5%
December 31, 2009:
Total Capital
(To risk weighted assets)
Consolidated	$73,614	12.09%	$48,698	≥	8%	n/a		n/a
Carolina Bank	68,421	11.24%	48,698	≥	8%	$60,873	≥	10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	56,945	9.35%	24,349	≥	4%	n/a		n/a
Carolina Bank	51,752	8.50%	24,349	≥	4%	36,524	≥	6%
Tier 1 Capital
(To average assets)
Consolidated	56,945	8.20%	27,781	≥	4%	n/a		n/a
Carolina Bank	51,752	7.45%	27,768	≥	4%	34,710	≥	5%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 12 - Commitments and Contingencies

In the normal course of business, the Company is party to a number of lawsuits, none of which management believes could have a material adverse effect on the consolidated financial statements.

Operating leases

The Company leases land for its main office, a loan production office, two branch facilities, and an ATM site under operating leases. Total future minimum lease payments, excluding renewal options, at December 31, 2010, under the leases are as follows:

(in thousands)
2011	$379
2012	381
2013	371
2014	382
2015	393
Thereafter	3,116

$5,022

Total lease expense was approximately $407,000 in 2010 and $378,000 in 2009.

Loans

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 2010 and 2009, pre-approved but unused lines of credit for loans totaled approximately $109,728,000 and $129,192,000. In addition, the Company had $9,370,000 and $10,217,000 in standby letters of credit at December 31, 2010 and 2009, respectively. These commitments represent no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

Note 13 - Derivatives and financial instruments

A derivative is a financial instrument that derives its cash flows and value by reference to an underlying instrument, index or referenced interest rate. These instruments are designed to hedge exposures to interest rate risk or for speculative purposes.

Accounting guidance requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 13 - Derivatives and financial instruments (continued)

The Mortgage Division of the Company began hedging its governmental mortgage loans, primarily FHA and VA loans, in October 2010 by selling mortgage backed securities on a forward basis. The forward sale mortgage backed securities are later purchased or closed when mandatory loan sales are consummated for the related mortgages that are originated. The value of the estimated loan commitments and open hedges are marked to market through the income statement.

The table below provides the carrying values of derivative instruments at December 31, 2010:

	Carrying Value of Assets	Carrying Value of Liabilities	Gain (Loss) in Income	Notional Amount of Derivative
	(in thousands)
Derivatives designated as hedging instruments:
Mortgage loan rate lock commitments	$138	$—	$138	$—
Mortgage backed securities forward sales		$55	$(55)	$12,500

There were no derivative instruments at December 31, 2009. Prior to October 2010, the Company sold mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans were consummated at approximately the same time that optional commitments were given to borrowers to originate the loans. Conventional loans which represent the majority of mortgage originations by the Mortgage Division are still sold on a best efforts basis.

Note 14 - Employee benefit plans

All employees of the Company who meet certain eligibility requirements can elect to participate in the Bank’s 401(k) plan. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code and the plan documents. The Company makes a 100% matching contribution up to a maximum of six percent of compensation, which is vested immediately. The Company’s matching expense was $379,000 in 2010 and $331,000 in 2009.

The Company has a nonqualified deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional matching contribution for monthly fees and the amounts deferred are invested solely in Company stock that is held in a rabbi trust. The matching contribution was 25% of fees deferred during the first ten months of 2009, 0% during the last two months of 2009, and 5% during 2010. The Company stock held by the trust and the related deferred compensation liability are recorded at an amount equal to the original compensation deferred. Changes in the fair value of the stock are not recognized in the Company’s financial statements. At December 31, 2010, deferred directors’ fees of $718,000 had been used to purchase 133,335 shares of the Company’s stock held by the trust after distribution of shares to retiring directors. Deferred directors’ fees of $28,000 were also remitted to the trust before December 31, 2010 to purchase stock in 2011.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 14 - Employee benefit plans (continued)

In addition, the Company has a supplemental executive retirement plan for certain officers. The plan was expanded in 2009 to include new officers and directors. The future benefits of the plan will be funded primarily by life insurance policies on certain employees with the Company designated as the beneficiary. Expenses were $577,000 in 2010 and $551,000 in 2009 related to this plan. At December 31, 2010 and 2009, other liabilities include $2,091,000 and $1,514,000, respectively, for this supplemental retirement plan. The cash surrender value of the related insurance policies has been included in other assets.

Note 15 - Fair value of financial statements

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

December 31, 2010 and 2009

Note 15 - Fair value of financial statements (continued)

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

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $54.0 million and $29.4 million included positive fair value adjustments of $420,000 and $255,000 at December 31, 2010 and 2009, respectively.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, most of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with generally accepted accounting principles, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $33.9 million at December 31, 2010. Of such loans, $20.8 million had specific loss allowances aggregating $4.1 million at that date.

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 15 - Fair value of financial statements (continued)

	December 31, 2010
	Fair Value Measurement Using
				Assets at
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Loans held for sale	$—	$53,961	$—	$53,961
Securities available-for-sale	681	45,422	—	46,103

Total assets	$681	$99,383	$—	$100,064

	December 31, 2009
	Fair Value Measurement Using
				Assets at
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Loans held for sale	$—	$29,388	$—	$29,388
Securities available-for-sale	433	52,491	—	52,924

Total assets	$433	$81,879	$—	$82,312

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

December 31, 2010 and 2009

Note 15 - Fair value of financial statements (continued)

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

Trust preferred debt: The fair value of trust preferred debt was determined by discounting cash flows using a rate 3% higher than the actual current rate over an estimated remaining term of fourteen years in 2010 and fifteen years in 2009. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 3% higher when available.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 15 - Fair value of financial statements (continued)

The following represents the estimated fair values and carrying amounts of financial instruments at December 31:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)		(in thousands)
Financial Assets:
Cash and due from banks	$5,116	$5,116	$6,416	$6,416
Interest-bearing deposits with banks	17,710	17,710	34,039	34,039
Securities available for sale	46,103	46,103	52,924	52,924
Securities held to maturity	563	596	770	797
Net loans held for sale	53,961	53,961	29,388	29,388
Net loans held for investment	501,670	500,915	520,525	522,490
Accrued interest receivable	2,063	2,063	2,222	2,222
Financial Liabilities:
Demand and savings deposits	346,767	346,767	353,526	353,526
Time deposits	257,800	259,510	263,945	264,422
Federal Home Loan Bank advances	3,165	3,165	7,783	7,861
Securities sold under agreements to repurchase	432	432	683	683
Subordinated debt	9,104	9,104	9,050	9,050
Trust preferred debt	10,310	7,403	10,310	7,232
Accrued interest payable	693	693	1,019	1,019

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 16 - Income (loss) per common share (EPS)

The reconciliation of the numerators and denominators of the basic (loss) per share and diluted (loss) per share computation at December 31, 2010 and 2009 follows:

			Per
	Income (Loss)	Shares	Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
2010
Basic (loss) per share:
Net (loss) allocable to common stockholders	$(3,536)	3,387,045	$(1.04)
Effect of dilutive securities Stock options	—	—	—
Diluted (loss) per share:

Net (loss) allocable to common stockholders and assumed conversions	$(3,536)	3,387,045	$(1.04)

2009
Basic (loss) per share:
Net (loss) allocable to common stockholders	$(1,448)	3,383,748	$(0.43)
Effect of dilutive securities Stock options	—	—	—
Diluted (loss) per share:

Net (loss) allocable to common stockholders and assumed conversions	$(1,448)	3,383,748	$(0.43)

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 17 - Condensed financial statements of parent company

Financial information pertaining to Carolina Bank Holdings, Inc. is as follows:

Condensed Balance Sheets

	December 31,
	2010	2009
	(in thousands)
Assets:
Cash	$1,344	$5,322
Investment in Carolina Capital Trust	310	310
Investment in Carolina Bank	53,093	52,756
Other assets	4	22

Total assets	$54,751	$58,410

Liabilities and stockholders’ equity:
Accrued expenses	$159	$152
Junior subordinated debentures	10,310	10,310
Stockholders’ Equity	44,282	47,948

Total liabilities and stockholders’ equity	$54,751	$58,410

Condensed Statements of Operations

	Years ended December 31,
	2010	2009
	(in thousands)
Interest income	$58	$145
Interest expense	245	295
Other expense	114	119

Total expense	359	414

Income tax benefit	102	92

Loss before equity in undistributed net income of subsidiaries	(199)	(177)
Equity in undistributed income of subsidiaries	(2,195)	(181)

Net loss	$(2,394)	$(358)

Dividends and accretion on preferred stock	(1,142)	(1,090)

Net loss allocable to common stockholders	$(3,536)	$(1,448)

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

Note 17 - Condensed financial statements of parent company (continued)

Condensed Statements of Cash Flows

Years ended December 31, 2010 and 2009

	2010	2009
	(in thousands)
Operating activities:
Net loss	$(2,394)	$(358)
Adjustments to reconcile net loss to net cash used for operating activities:
Equity in undistributed income of subsidiaries	2,195	181
Change in other assets	18	50
Change in accrued expenses	3	(126)

Net cash used for operating activites	(178)	(253)

Investing activities:
Investment in subsidiary	(3,000)	(10,000)

Net cash used for investing activities	(3,000)	(10,000)

Financing activities:
Proceeds from stock options	—	216
Proceeds from issuance of preferred stock	—	16,000
Dividends paid	(800)	(680)

Net cash provided by (used for) financing activities	(800)	15,536

Net change in cash	(3,978)	5,283
Cash at beginning of year	5,322	39

Cash at end of year	$1,344	$5,322

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$245	$387

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The company’s internal control over financial reporting is a process designed under the supervision of the company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the COSO in Internal Control—Integrated Framework. Based on that assessment, management believes that, as of December 31, 2010, the company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2010. In connection with such evaluation, the company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to pages 4-8 and pages 11-13 of the Proxy Statement.

We have adopted a Code of Ethics that applies, among others, to our principal executive officer and principal financial officer. Our Code of Ethics is available to any person, without charge, upon written request submitted to T. Allen Liles, Carolina Bank Holdings, Inc., 101 North Spring Street, Greensboro, North Carolina 27401.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to pages 8-10 and 13-19 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to pages 3-4 of the Proxy Statement.

The following table sets forth certain information with respect to the Company’s equity compensation plans at December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	187,395	$8.97	500,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	187,395	$8.97	500,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to pages 8 and 20 of the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to pages 21-22 of the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial statements included in Item 8 of this Annual Report on Form 10-K:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form: None

3.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant(1)

3.2	Articles of Amendment of Registrant(11)

3.3	Bylaws of Registrant(2)

4.1	Form of Stock Certificate for Common Stock(2)

4.2	Indenture(3)

4.3	Warrant to Purchase Common Stock of Carolina Bank Holdings, Inc., dated January 9, 2009(11)

4.4	Form of Stock Certificate for Series A Preferred Stock(11)

10.1	Employment Agreement of Robert T. Braswell(4)

10.2	Employment Agreement of T. Allen Liles(5)

10.3	Employment Agreement of Gunnar N. R. Fromen(5)

10.4	Employment Agreement of Daniel D. Hornfeck(5)

10.5	1997 Incentive Stock Option Plan(6)

10.6	1997 Non-qualified Stock Option Plan(7)

10.7	2007 Incentive Stock Option Plan(7)

10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell(8)

10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles(9)

10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen(5)

10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck(5)

10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(9)

10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(9)

Exhibit Number	Description

10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(9)

10.15	Carolina Bank Directors’ Deferral Plan(9)

10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett(5)

10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown(5)

10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III(5)

10.19	Director Retirement Agreement Between Carolina Bank and James E. Hooper(5)

10.20	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas(5)

10.21	Amended and Restated Declaration of Trust of Carolina Capital Trust(10)

10.22	Guarantee Agreement(10)

10.23	Form of Bonus Recovery Agreement(12)

10.24	Form of Golden Parachute Payment Waiver Agreement(12)

10.25	2009 Omnibus Stock Ownership and Long Term Incentive Plan(13)

10.26	Employment Agreement of Phillip B. Carmac (Filed herewith)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Cherry, Bekaert & Holland, L.L.P. (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

99.1	Proxy Statement for the 2011 Annual Meeting of Shareholders(14)

99.2	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

99.3	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

(1)	Incorporated by reference to Form 10-K of Carolina Bank Holdings, Inc. (Filed March 30, 2009 with the Securities and Exchange Commission).
(2)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission).
(3)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(4)	Incorporated by reference to Form 8-K/A of Carolina Bank Holdings, Inc. (Filed June 9, 2008 with the Securities and Exchange Commission).
(5)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed June 5, 2008 with the Securities and Exchange Commission).
(6)	Incorporated by reference to the registrant’s Registrant Statement on Form S-8, filed with the Securities and Exchange Commission on June 2, 2003
(7)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).
(8)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed May 27, 2008 with the Securities and Exchange Commission).
(9)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).
(10)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).
(11)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 13, 2009 with the Securities and Exchange Commission).
(12)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed February 5, 2010 with the Securities and Exchange Commission).
(13)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed March 5, 2010 with the Securities and Exchange Commission).
(14)	Filed with the Securities and Exchange Commission Pursuant to Rule 14a-6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.
(Registrant)

By:	/s/ ROBERT T. BRASWELL
Robert T. Braswell
President and
Chief Executive Officer

Date:	March 28, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT T. BRASWELL Robert T. Braswell President, Chief Executive Officer and Director	March 28, 2011

Susan Alt Director	March 28, 2011

/s/ J. ALEXANDER S. BARRETT J. Alexander S. Barrett Director	March 28, 2011

/s/ STEPHEN K. BRIGHT Stephen K. Bright Director	March 28, 2011

/s/ GARY N. BROWN Gary N. Brown Chairman of the Board of Directors	March 28, 2011

/s/ GEORGE E. CARR George E. Carr Director	March 28, 2011

/s/ JAMES E. HOOPER James E. Hooper Director	March 28, 2011

/s/ BETTY J. PEARCE Betty J. Pearce Director	March 28, 2011

D. Wayne Thomas Director	March 28, 2011

Kim A. Thompson Director	March 28, 2011

/s/ T. ALLEN LILES T. Allen Liles Secretary, Treasurer and Principal Financial and Principal Accounting Officer	March 28, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant *

3.3	Bylaws of Registrant*

4.1	Form of Stock Certificate*

4.2	Indenture*

4.3	Warrant to Purchase Common Stock of Carolina Bank Holdings, Inc., dated January 9, 2009*

4.4	Form of Stock Certificate for Series A Preferred Stock*

10.1	Employment Agreement of Robert T. Braswell*

10.2	Employment Agreement of T. Allen Liles*

10.3	Employment Agreement of Gunnar N. R. Fromen*

10.4	Employment Agreement of Daniel D. Hornfeck*

10.5	1997 Incentive Stock Option Plan*

10.6	1997 Non-qualified Stock Option Plan*

10.7	2007 Incentive Stock Option Plan*

10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell*

10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles*

10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen*

10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck*

10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell*

10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles*

10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen*

10.15	Carolina Bank Directors’ Deferral Plan*

10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett*

10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown*

10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III*

10.19	Director Retirement Agreement Between Carolina Bank and James E. Hooper*

10.20	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas*

10.21	Amended and Restated Declaration of Trust of Carolina Capital Trust*

10.22	Guarantee Agreement*

10.23	Form of Bonus Recovery Agreement*

10.24	Form of Golden Parachute Waiver Agreement*

10.25	2009 Omnibus Stock Ownership and Long Term Incentive Plan*

10.26	Employment Agreement of Phillip B. Carmac (Filed herewith)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Cherry, Bekaert & Holland, L.L.P. (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

99.1	Proxy Statement for 2011 Annual Meeting of shareholders**

99.2	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

99.3	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

*	Incorporated by reference.
**	To be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.