Form 10-Q
period 2011-03-31
CAROLINA BANK HOLDINGS INC
filed 2011-05-13
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

    ☐  Yes     ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value, outstanding as of May 12, 2011.

CAROLINA BANK HOLDINGS, INC.

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010*
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$4,509	$5,116
Interest-bearing deposits with banks	46,169	17,710
Securities available-for-sale, at fair value	55,092	46,103
Securities held-to-maturity	506	563
Loans held for sale	16,123	53,961
Loans	501,977	514,029
Less allowance for loan losses	(12,414)	(12,359)

Net loans	489,563	501,670
Premises and equipment, net	18,541	18,622
Other real estate owned	11,177	9,848
Bank-owned life insurance	10,097	10,003
Other assets	12,353	13,105

Total assets	$664,130	$676,701

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$44,664	$43,564
NOW, money market and savings	305,726	303,203
Time	239,005	257,800

Total deposits	589,395	604,567
Advances from the Federal Home Loan Bank	3,144	3,165
Securities sold under agreements to repurchase	2,225	432
Subordinated debentures	19,433	19,414
Other liabilities and accrued expenses	5,030	4,841

Total liabilities	619,227	632,419

Commitments
Stockholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2011 and 2010	14,900	14,811
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2011 and 2010	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,843	15,834
Retained earnings	8,233	7,910
Stock in directors’ rabbi trust	(760)	(718)
Directors’ deferred fees obligation	760	718
Accumulated other comprehensive income	699	499

Total stockholders’ equity	44,903	44,282

Total liabilities and stockholders’ equity	$664,130	$676,701

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Interest income
Loans	$7,150	$7,476
Investment securities, taxable	401	462
Investment securities, non taxable	162	162
Interest from deposits in banks	20	22

Total interest income	7,733	8,122

Interest expense
NOW, money market, savings	660	990
Time deposits	967	1,383
Other borrowed funds	188	229

Total interest expense	1,815	2,602

Net interest income	5,918	5,520
Provision for loan losses	1,700	1,988

Net interest income after provision for loan losses	4,218	3,532

Non-interest income
Service charges	231	216
Mortgage banking income	1,635	1,749
Gains on sale of investment securities	97	130
Repossessed asset losses	—	(127)
Other	147	165

Total non-interest income	2,110	2,133

Non-interest expense
Salaries and benefits	2,964	2,573
Occupancy and equipment	638	608
Professional fees	253	260
Outside data processing	219	241
FDIC insurance	385	257
Advertising and promotion	87	153
Stationery, printing and supplies	139	114
Impairment of repossessed assets	—	507
Repossessed asset expenses	294	163
Other	491	402

Total non-interest expense	5,470	5,278

Income before income taxes	858	387
Income tax expense	246	88

Net income	612	299

Dividends and accretion on preferred stock	288	285

Net income available to common stockholders	$324	$14

Net income per common share
Basic	$0.10	$—

Diluted	$0.10	$—

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income	$612	$299
Other comprehensive income:
Investment securiteis available for sale:
Unrealized holding gains	400	219
Tax effect	(136)	(74)
Reclassification of gains recognized in net income	(97)	(130)
Tax effect	33	44

	200	59

Comprehensive income	$812	$358

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

	Preferred Stock	Discount on Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Retained Earnings	Stock in Directors’ Rabbi Trust	Directors’ Deferred Fees Obligation	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balance, December 31, 2010	$16,000	$(1,189)	$3,387	$1,841	$15,834	$7,910	$(718)	$718	$499	$44,282
Comprehensive income
Net income	—	—	—	—	—	612	—	—	—	612
Other comprehensive income - Unrealized gain on securities available for sale, net of tax of $103	—	—	—	—	—	—	—	—	200	200

Comprehensive income										812
Directors’ deferred fees paid less deferrals of new fees	—	—	—	—	—	—	(42)	42	—	—
Stock options expensed	—	—	—	—	9	—	—	—	—	9
Amortization of preferred stock discount	—	89	—	—	—	(89)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(200)	—	—	—	(200)

Balance, March 31, 2011	$16,000	$(1,100)	$3,387	$1,841	$15,843	$8,233	$(760)	$760	$699	$44,903

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$612	$299
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,700	1,988
Depreciation	226	238
Increase in cash surrender value of bank-owned life insurance	(94)	(95)
Equity-based compensation	9	9
Deferred income tax (benefit)	(36)	(326)
Amortization (accretion), net	5	(21)
Amortization of subordinated debt discount	19	(2)
Loss (gain) on sale of repossessed assets	—	128
Gain on sale of investments	(97)	(130)
Impairment of repossessed assets	—	507
(Increase) decrease in loans held for sale, net of sales and gains	37,838	(1,553)
(Increase) decrease in other assets	669	(517)
Increase (decrease) in accrued expenses and other liabilities	(10)	275

Net cash provided by operating activities	40,841	800

Cash flows from investing activities
Purchases of investment securities available-for-sale	(11,846)	(1,063)
Maturities and calls of securities available-for-sale	2,000	—
Repayments from mortgage-backed securities available-for-sale	888	1,052
Repayments from mortgage-backed securities held-to-maturity	56	52
Reduction (Origination) of loans, net of principal collected	7,844	(5,351)
Additions to premises and equipment	(145)	(46)
Proceeds from sales of assets	1,614	4,159

Net cash provided by (used for) investing activities	411	(1,197)

Cash flows from financing activities
Net increase (decrease) in deposits	(15,172)	8,259
Net (decrease) in Federal Home Loan Advances	(21)	(2,020)
Increase in securities sold under agreements to repurchase	1,793	354
Dividends paid	—	(200)

Net cash provided by (used for) financing activities	(13,400)	6,393

Net increase in cash and cash equivalents	27,852	5,996
Cash and cash equivalents at beginning of period	22,826	40,455

Cash and cash equivalents at end of period	$50,678	$46,451

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,936	$2,684

Cash paid during the period for income taxes	$—	$450

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$2,563	$540

Dividends declared but not paid	$200	$—

Accretion of preferred stock discount	$89	$82

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2011 and 2010, are not necessarily indicative of the results that may be expected for future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2010 and 2009, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the annual financial statements.

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

There were no stock option grants in 2010 or the first three months of 2011. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $9,000 in the first three months of 2011 and 2010. At March 31, 2011, there was $59,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 1.7 years.

Note F – Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the quarters ended March 31, 2011 and 2010, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,045.

The only potential issuances of Company stock are stock options granted to various directors and officers of the Bank and a warrant to purchase common stock executed in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Net income available to common shareholders	$324	$14

Weighted average outstanding shares - basic	3,387	3,387
Dilutive effect of stock options	—	—

Weighted average shares - diluted	3,387	3,387

Diluted earnings per share	$0.10	$0.00

For the three months ended March 31, 2011 and 2010, there were 519,102 and 552,781 shares, respectively, of options that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount for the first three months of 2011 and 2010 was $89,000 and $82,000, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

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

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,123,000 and $9,104,000 at March 31, 2011 and December 31, 2010, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have three principal business segments in 2011 and 2010, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the division in July 2010. Financial performance, reflective of inter-company eliminations, for the three months ended March 31, 2011 and 2010, and selected balance sheet information, reflective of inter-company eliminations, at March 31, 2011 and 2010 for each segment is as follows:

	Three months ended March 31, 2011
	Commercial/Retail Bank	Mortgage Division	Holding Company	Total
	(in thousands)
Interest income	$7,431	$300	$2	$7,733
Interest expense	1,474	284	57	1,815

Net interest income (loss)	5,957	16	(55)	5,918
Provision for loan losses	1,700	—	—	1,700

Net interest income (loss) after provision for loan losses	4,257	16	(55)	4,218
Non-interest income	475	1,635	—	2,110
Non-interest expense	4,033	1,412	25	5,470

Income (loss) before income taxes	699	239	(80)	858
Income tax (benefit) expense	179	94	(27)	246

Net income (loss)	$520	$145	$(53)	$612

Total assets	$647,273	$16,476	$381	$664,130
Net loans	489,563	16,123	—	505,686
Equity	520	145	44,238	44,903

	Three months ended March 31, 2010
	Commercial/Retail Bank	Mortgage Division	Holding Company	Total
	(in thousands)
Interest income	$7,809	$311	$2	$8,122
Interest expense	2,251	311	40	2,602

Net interest income (loss)	5,558	—	(38)	5,520
Provision for loan losses	1,988	—	—	1,988

Net interest income (loss) after provision for loan losses	3,570	—	(38)	3,532
Non-interest income	438	1,695	—	2,133
Non-interest expense	4,233	1,016	29	5,278

Income (loss) before income taxes	(225)	679	(67)	387
Income tax (benefit) expense	(153)	264	(23)	88

Net income (loss)	$(72)	$415	$(44)	$299

Total assets	$672,242	$31,487	$356	$704,085
Net loans	523,348	30,941	—	554,289
Equity	(72)	415	47,769	48,112

The Mortgage Division experienced strong growth in originations and related fee income during the last half of 2010 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Originations and related fee income declined in the first quarter of 2011 due to higher interest rates and slowing refinancing by borrowers. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by more robust underwriting standards and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty expenses and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $109,000 and $66,000 for the three months ending March 31, 2011 and 2010, respectively. The warranty liability, which is available to fund future warranty claims, was $537,000 and $428,000 at March 31, 2011 and December 31, 2010, respectively. Three warranty claims totaling $346,000 have been paid since establishment of the mortgage division in 2007.

Note J – Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
March 31, 2011
Available for sale
Municipal securities	$19,678	$207	$308	$19,577
FNMA, FHLMC, and GNMA mortgage-backed securities	19,254	1,075	—	20,329
Corporate securities	11,518	65	38	11,545
Restricted stock	3,318	—	—	3,318
Unrestricted stock	266	57	—	323

	$54,034	$1,404	$346	$55,092

Held to maturity
FNMA and GNMA mortgage-backed securities	506	30	—	536

	$506	$30	$—	$536

December 31, 2010
Available for sale
U.S. agency obligations	$1,000	$11	$—	$1,011
Municipal securities	19,685	74	488	19,271
FNMA, FHLMC, and GNMA mortgage-backed securities	15,275	998	—	16,273
Corporate securities	5,536	20	7	5,549
Restricted stock	3,318	—	—	3,318
Unrestricted stock	533	148	—	681

	$45,347	$1,251	$495	$46,103

Held to maturity
FNMA and GNMA mortgage-backed securities	563	33	—	596

	$563	$33	$—	$596

Investments are periodically evaluated for any impairment which would be deemed other than temporary. Based upon these evaluations, the Company did not deem any debt securities to be impaired during 2010 or the first three months of 2011. The deterioration in value is primarily attributable to changes in market interest rates and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. Information pertaining to temporarily impaired securities with gross unrealized losses at March 31, 2011 and December 31, 2010, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2011:
Municipal securities	$8,964	$308	$—	$—	$8,964	$308
Corporate securities	6,055	38	—	—	6,055	38

Total	$15,019	$346	$—	$—	$15,019	$346

December 31, 2010:
Municipal securities	$14,613	$488	$—	$—	$14,613	$488
Corporate securities	1,020	7	—	—	1,020	7

Total	$15,633	$495	$—	$—	$15,633	$495

Note K – Loans and allowance for loan losses

The activity in the allowance for loan losses for the first three months of 2011 and 2010 and related asset balances at March 31, 2011 and December 31, 2010 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2011
Beginning of year balance	$4,478	$3,364	$818	$846	$2,746	$79	$28	$12,359
Provision for loan losses	(64)	548	339	235	625	45	(28)	1,700
Charge-offs	(1,393)	(83)	(42)	(77)	(253)	—	—	(1,848)
Recoveries	162	1	8	—	31	1	—	203

Balance at March 31,	$3,183	$3,830	$1,123	$1,004	$3,149	$125	$—	$12,414

2010
Beginning of year balance	$2,993	$2,961	$903	$856	$2,025	$333	$10	$10,081
Provision for loan losses	668	566	118	(142)	747	27	4	1,988
Charge-offs	(143)	—	(232)	(125)	(923)	(11)	—	(1,434)
Recoveries	17	3	—	2	40	—	—	62

Balance at March 31,	$3,535	$3,530	$789	$591	$1,889	$349	$14	$10,697

Balances at March 31, 2011
Allowance for loan losses:
Ending balance individually evaluated for impairment	$955	$1,392	$533	$309	$1,852	$7	$—	$5,048

Ending balance collectively evaluated for impairment	$2,228	$2,438	$590	$695	$1,297	$118	$—	$7,366

Loans Outstanding:
Balance at March 31,	$98,118	$209,987	$60,983	$51,910	$73,671	$7,308	$—	$501,977

Ending balance individually evaluated for impairment	$13,277	$25,282	$2,048	$2,243	$7,592	$17	$—	$50,459

Ending balance collectively evaluated for impairment	$84,841	$184,705	$58,935	$49,667	$66,079	$7,291	$—	$451,518

Balances at December 31, 2010
Allowance for loan losses:
Ending balance individually evaluated for impairment	$2,122	$648	$106	$134	$1,125	$7	$—	$4,142

Ending balance collectively evaluated for impairment	$2,356	$2,716	$712	$712	$1,621	$72	$28	$8,217

Loans Outstanding:
Balance at December 31,	$113,564	$198,985	$63,312	$56,993	$72,956	$8,219	$—	$514,029

Ending balance individually evaluated for impairment	$23,576	$5,187	$833	$1,660	$2,625	$20	$—	$33,901

Ending balance collectively evaluated for impairment	$89,988	$193,798	$62,479	$55,333	$70,331	$8,198	$—	$480,127

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

	Number of Days Past Due						Loans Past Due 90 Days
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total Loans	or More & Accruing
	(in thousands)
At March 31, 2011
Real Estate Loans:
Construction & development	$4,061	$—	$11,381	$15,442	$82,676	$98,118	$—
Commercial real estate	1,454	—	12,160	13,614	196,373	209,987	—
Home equity lines	—	—	908	908	60,075	60,983	—
Residential real estate	364	49	1,975	2,388	49,522	51,910	—

Total real estate	5,879	49	26,424	32,352	388,646	420,998	—
Commercial & industrial	160	135	2,210	2,505	71,166	73,671	—
Consumer & other	34	—	17	51	7,257	7,308	—

Total loans	$6,073	$184	$28,651	$34,908	$467,069	$501,977	$—

At December 31, 2010
Real Estate Loans:
Construction & development	$—	$—	$11,983	$11,983	$101,581	$113,564	$—
Commercial real estate	783	—	12,682	13,465	185,520	198,985	2,326
Home equity lines	245	—	832	1,077	62,235	63,312	—
Residential real estate	1,038	290	2,060	3,388	53,605	56,993	—

Total real estate	2,066	290	27,557	29,913	402,941	432,854	2,326
Commercial & industrial	71	3	2,462	2,536	70,420	72,956	—
Consumer & other	—	—	20	20	8,199	8,219	—

Total loans	$2,137	$293	$30,039	$32,469	$481,560	$514,029	$2,326

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At March 31, 2011 and December 31, 2010, the total recorded investment in impaired loans amounted to approximately $50,459,000 and $33,901,000, respectively. Of these impaired loans, $28,651,000 and $27,713,000 were on non-accrual at March 31, 2011 and December 31, 2010, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
	Recorded Investment	Unpaid Principal Balance	Related Loan Loss Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
March 31, 2011
With no related allowance recorded
Real Estate Loans:
Construction & development	$5,725	$6,480	$—	$6,179	$(14)
Commercial real estate	6,793	7,582	—	6,805	11
Home equity lines	773	785	—	775	5
Residential real estate	998	1,101	—	1,000	5

Total real estate	14,289	15,948	—	14,759	7
Commercial & industrial	1,047	1,048	—	1,048	—
Consumer & other	—	—	—	—	—

Total loans	$15,336	$16,996	$—	$15,807	$7

With an allowance recorded
Real Estate Loans:
Construction & development	$7,552	$8,778	$955	$8,063	$28
Commercial real estate	18,489	18,689	1,392	18,592	215
Home equity lines	1,275	1,277	533	1,276	17
Residential real estate	1,245	1,252	309	1,249	16

Total real estate	28,561	29,996	3,189	29,180	276
Commercial & industrial	6,545	6,559	1,852	6,709	81
Consumer & other	17	19	7	18	—

Total loans	$35,123	$36,574	$5,048	$35,907	$357

December 31, 2010
With no related allowance recorded
Real Estate Loans:
Construction & development	$7,233	$7,474	$—	$7,712	$207
Commercial real estate	3,141	4,032	—	3,651	83
Home equity lines	692	835	—	761	12
Residential real estate	996	1,207	—	1,163	25

Total real estate	12,062	13,548	—	13,287	327
Commercial & industrial	1,061	1,061	—	1,113	20
Consumer & other	—	—	—	—	—

Total loans	$13,123	$14,609	$—	$14,400	$347

With an allowance recorded
Real Estate Loans:
Construction & development	$16,343	$19,880	$2,122	$20,166	$398
Commercial real estate	2,046	2,060	648	2,057	82
Home equity lines	141	180	106	160	—
Residential real estate	664	671	134	686	27

Total real estate	19,194	22,791	3,010	23,069	507
Commercial & industrial	1,564	1,719	1,125	1,771	66
Consumer & other	20	21	7	25	2

Total loans	$20,778	$24,531	$4,142	$24,865	$575

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at March 31, 2011 and December 31, 2010:

	2011	2010
	(in thousands)
Real Estate Loans:
Construction & development	$11,381	$11,983
Commercial real estate	12,160	10,356
Home equity lines	908	832
Residential real estate	1,975	2,060

Total real estate	26,424	25,231
Commercial & industrial	2,210	2,462
Consumer & other	17	20

Total loans	$28,651	$27,713

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans

•	Special Mention - Loans with potential identified weaknesses in administration or servicing.

•	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at March 31, 2011 and December 31, 2010
	Construction & Development		Commercial Real Estate		Home Equity Lines of Credit
	2011	2010	2011	2010	2011	2010
	(in thousands)
Pass	$75,276	$83,697	$181,273	$169,845	$58,555	$60,002
Special Mention	5	—	6,642	3,602	581	1,683
Criticized	22,837	29,867	22,072	25,538	1,847	1,627

TOTAL	$98,118	$113,564	$209,987	$198,985	$60,983	$63,312

	Residential Real Estate		Commercial & Industrial		Consumer & Other
	2011	2010	2011	2010	2011	2010
	(in thousands)
Pass	$47,183	$52,804	$66,381	$68,077	$7,274	$8,183
Special Mention	186	326	954	251	15	16
Criticized	4,541	3,863	6,336	4,628	19	20

TOTAL	$51,910	$56,993	$73,671	$72,956	$7,308	$8,219

During 2011 and 2010, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings. At March 31, 2011 and December 31, 2010, the Company had troubled debt restructurings of $15,934,000 and $5,328,000, respectively. Of these troubled debt restructurings, $4,024,000 and $356,000 were on non-accrual at March 31, 2011 and December 31, 2010, respectively.

Note L – Fair value measurements

The Company has adopted the accounting standards within FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures”, which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company has not elected the fair value option to value liabilities. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held sale, impaired loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

When measuring fair value, valuation techniques should be appropriate in the circumstances and consistently applied. A hierarchy is used to prioritize valuation inputs into the following three levels to determine fair value:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – observable inputs other than the quoted prices included in Level 1.

Level 3 – unobservable inputs.

Fair Value on a Recurring Basis. The Company measures certain assets at fair value on a recurring basis and the following is a general description of the methods used to value such assets.

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

Assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are summarized below:

	Assets Measured at
		Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(in thousands)
At March 31, 2011:
Securities available-for-sale	$55,092	$323	$54,769	$—
At December 31, 2010:
Securities available-for-sale	$46,103	$681	$45,422	$—

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2 valuation.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2 valuation. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as Level 3 valuation.

Other Real Estate Owned

Fair values of other real estate owned are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation.

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At March 31, 2011, there were no fair value adjustments related to $506,000 of securities held to maturity.

Assets measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010 are summarized below:

	Assets Measured at
		Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(in thousands)
At March 31, 2011:
Loans held for sale	$16,123	$—	$16,123	$—
Impaired loans	50,459	—	—	50,459
Other real estate owned	11,177	—	—	11,177
At December 31, 2010:
Loans held for sale	$53,961	$—	$53,961	$—
Impaired loans	33,901	—	—	33,901
Other real estate owned	9,848	—	—	9,848

The following represents the estimated fair values and carrying amounts of financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$4,509	$4,509	$5,116	$5,116
Interest-bearing deposits with banks	46,169	46,169	17,710	17,710
Securities available for sale	55,092	55,092	46,103	46,103
Securities held to maturity	506	536	563	596
Net loans held for sale	16,123	16,123	53,961	53,961
Net loans held for investment	489,563	488,732	501,670	500,915
Accrued interest receivable	2,010	2,010	2,063	2,063
Financial Liabilities:
Demand and savings deposits	350,390	350,390	346,767	346,767
Time deposits	239,005	240,481	257,800	259,510
Federal Home Loan Bank advances	3,144	3,144	3,165	3,165
Securities sold under agreements to repurchase	2,225	2,225	432	432
Subordinated debt	9,123	9,123	9,104	9,104
Trust preferred debt	10,310	7,398	10,310	7,403
Accrued interest payable	515	515	693	693

Note M – Derivatives and financial instruments

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

The table below provides the carrying values of derivative instruments at March 31, 2011 and December 31, 2010:

Derivatives designated as hedging instruments:	Carrying Value of Assets	Carrying Value of Liabilities	Gain (Loss) in Income	Notional Amount of Derivative
	(in thousands)
At March 31, 2011:
Mortgage loan rate lock commitments	$214	$—	$214	$—
Mortgage backed securities forward sales	$36	$—	$36	$20,000
At December 31, 2010:
Mortgage loan rate lock commitments	$138	$—	$138	$—
Mortgage backed securities forward sales	$—	$55	$(55)	$12,500

Prior to October 2010, the Company sold mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans were consummated at approximately the same time that optional commitments were given to borrowers to originate the loans. Conventional loans which represent the majority of mortgage originations by the Mortgage Division are still sold on a best efforts basis.

Note N – Impact of recently adopted accounting standards

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements”, requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy is required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. The new accounting guidance did not have an impact on the Company’s statements of operations and financial condition, but did result in more enhanced fair value disclosures in the consolidated financial statements.

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were effective January 1, 2011 and had no impact on the Company’s financial statements.

ASU No. 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” temporarily delayed the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities. The effective date is for interim and annual reporting periods ending after June 15, 2011.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective for the Company July 1, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, we may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, the Company must apply the amendments prospectively for the period beginning July 1, 2011.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to March 31, 2011. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Note O – Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2011 and December 31, 2010, pre-approved but unused lines of credit for loans totaled approximately $113,877,000 and $109,728,000, respectively. In addition, we had $8,126,000 and $9,370,000 in standby letters of credit at March 31, 2011 and December 31, 2010, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem, a mortgage loan office in Burlington, and an ATM out-parcel in Asheboro. Aggregate minimum lease payments over the next five years are $1,848,000 and $3,076,000 thereafter.

Note P – Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

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

Comparison of Financial Condition

Assets. Our total assets decreased by $12.6 million, or 1.9%, from $676.7 million at December 31, 2010, to $664.1 million at March 31, 2011. During the three months ended March 31, 2011, cash and due from banks and interest-bearing deposits with banks increased by $27.9 million, and investment securities increased by $8.9 million. Loans held for sale decreased $37.8 million, or 70.1% during the first three months of 2011 as a result of declining originations by our mortgage loan division and the settlement of loan sales from the fourth quarter of 2010 which had been extended due to record fourth quarter originations. Loans held for investment decreased by $12.1 million or 2.3% during the first three months of 2011 from portfolio reductions of $7.8 million, net loan charge-offs of $1.6 million, and transfers to real estate owned of $2.6 million. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in the first three months of 2011 in addition to the slow demand experienced in 2010. The slowing demand complimented our planned asset reduction strategy to improve our capital ratios.

Liabilities. Total deposits decreased by $15.2 million, or 2.5%, from $604.6 million at December 31, 2010, to $589.4 million at March 31, 2011. Time deposits decreased $18.8 million, noninterest demand accounts increased by $1.1 million, and interest-bearing transaction accounts increased $2.5 million during the first three months of 2011. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB’) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements increased $1.8 million and FHLB advances were down slightly during the first quarter of 2011. We had approximately $23.9 million in out-of-market time deposits from other institutions and $39.2 million in brokered deposits at March 31, 2011, a decrease of $2.9 million in these two types of accounts from December 31, 2010.

Stockholders’ Equity. Total stockholders’ equity increased $0.6 million at March 31, 2011 to $44.9 million from $44.3 million at December 31, 2010, primarily due to net income available to common stockholders and an increase in other comprehensive income.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

General. Net income was $612,000 and $299,000 for the first quarter of 2011 and 2010, respectively. Net income available to common stockholders was $324,000, or $0.10 per diluted share, for the three months ended March 31, 2011 compared to $14,000, or $0.00 per diluted share, for the three months ended March 31, 2010. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. The increase in net income available to common shareholders in 2011 was primarily due to higher net interest income and a lower provision for loan losses. Net income in the first quarters of 2010 and 2011 declined from the same quarters in the previous five years due to deteriorating economic conditions which have negatively impacted our borrowers. The seasonally adjusted unemployment rate in the Piedmont Triad of North Carolina has exceeded 10% for the past nine quarters but it recently declined to approximately 10% in the first quarter of 2011.

Net interest income. Net interest income increased 7.2% to $5,918,000 for the three months ended March 31, 2011, from $5,520,000 for the three months ended March 31, 2010 due to a 34 basis point increase in the net yield on interest earning assets. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.88% in the first quarter of 2011 from 3.54% in the first quarter of 2010. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2011 and 2010.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended March 31,
	2011			2010
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$41,596	$20	0.19%	$32,303	$22	0.28%
Non-taxable investments (2.)	16,080	241	6.08%	15,560	244	6.36%
Taxable investments	35,742	401	4.55%	36,819	462	5.09%
Loans held for sale	23,353	300	5.21%	24,251	311	5.20%
Loans (3.)	510,051	6,850	5.45%	532,928	7,165	5.45%

Interest-earning assets	626,822	7,812		641,861	8,204
Interest-earning assets			5.05%			5.18%

Non interest-earning assets	46,841			49,545

Total assets	$673,663			$691,406

Interest-bearing liabilities
Interest checking	$31,821	$24	0.31%	$30,367	$34	0.45%
Money market and savings	274,282	636	0.94%	280,598	956	1.38%
Time certificates and IRAs	249,278	967	1.57%	266,003	1,383	2.11%
Other borrowings	24,293	188	3.14%	26,079	229	3.56%

Total interest-bearing liabilities	579,674	1,815		603,047	2,602
Cost on average
Interest-bearing liabilities			1.27%			1.75%

Non-interest-bearing liabilities
Demand deposits	44,818			36,919
Other liabilities	4,520			3,225

Total non-interest-bearing liabilities	49,338			40,144

Total liabilities	629,012			643,191
Stockholders’ equity	44,651			48,215

Total liabilities and equity	$673,663			$691,406
Net interest income		$5,997			$5,602

Net yield on average interest-earning assets			3.88%			3.54%

Interest rate spread			3.78%			3.43%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $1,700,000 and $1,988,000 for the three months ended March 31, 2011 and 2010, respectively. The amount of the provision for loan losses decreased in 2011 primarily because of a decline in loans outstanding and fewer allowances for loan losses on impaired loans. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $2,110,000 for the three months ended March 31, 2011, as compared to $2,133,000 for the three months ended March 31, 2010. Mortgage banking income of $1,635,000 in the first quarter of 2011 was down approximately 6.5% from 2010. There were no repossessed asset losses in the first quarter of 2011 compared to losses of $127,000 in the first quarter of 2010.

Non-interest expense. Total non-interest expense amounted to $5,470,000 and $5,278,000 for the three months ended March 31, 2011 and 2010, respectively. Impairment charges of real estate owned were $0 and $507,000 in the first quarter of 2011 and 2010, respectively. Salaries and benefits increased $391,000, or 15.2%, in the first quarter of 2011 from 2010, primarily due to an increase in employees in the expanded mortgage division which included a larger retail operation in 2011. Repossessed asset expenses increased $131,000 to $294,000 for the three months ended March 31, 2011 compared to $163,000 for the three months ended March 31, 2010 due to higher maintenance expenses on properties owned in the first quarter of 2011.

Income taxes. Income tax expense was $246,000, or 28.7% of net income before income taxes, for the three month period ended March 31, 2011, as compared to $88,000, or 22.7% of net income before income taxes for the three month period ended March 31, 2010. Non-taxable income represented a larger percentage of net income before taxes in the first quarter of 2010 which resulted in the lower tax rate in the 2010 period.

Asset Quality

Non-performing assets, composed of foreclosed assets, non-accrual loans and non-performing restructured loans, totaled $39,828,000 at March 31, 2011, compared to $37,576,000 at December 31, 2010. Non-performing assets, as a percentage of total assets, was 6.00% at March 31, 2011, compared to 5.55% at December 31, 2010. There were $0 and $2,326,000 loans 90 days or more past due and still accruing interest at March 31, 2011 and December 31, 2010, respectively. Foreclosed assets were $11,177,000 at March 31, 2011 and $9,863,000 at December 31, 2010. The elevated level of non-performing assets at March 31, 2011 is related to the declining economic conditions in our lending markets. The seasonally adjusted unemployment rate in North Carolina decreased to 9.7 % in March 2011 from 9.8% in December 2010 and 10.9% at December 2009. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to the slow economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and impaired loans and a general section related to performing loans. We adopted a more conservative loan loss methodology in the second quarter of 2010 which resulted in higher allowances for loan losses in the second and third quarters of 2010. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $5,048,000 at March 31, 2011 from $4,142,000 at December 31, 2010 and impaired loans increased to $50,459,000 at March 31, 2011 from $32,901,000 at December 31, 2010. Net loan charge-offs amounted to $1,645,000 and $1,372,000 for the three months ending March 31, 2011 and 2010, respectively. The general portion of our allowance for loan losses decreased to $7,366,000 on performing loans of $451,518,000 at March 31, 2011 from $8,217,000 on performing loans of $480,127,000 at December 31, 2010. The general portion of our allowance applies to performing loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.41% on loans secured by multi-family properties to 10.6% on unsecured consumer revolving loans, to categories of performing loans at each period end. The loss ratios in the general portion of the allowance have increased for most of our loan categories over the past year due to an increase in historical loss trends resulting from higher loan charge-offs in 2010 and from shortening the loss trend period to an average of the eight most recent quarters from a modified three year period plus qualitative factors.

The following table shows the composition of the loan portfolio, non-performing and performing impaired loans, specific loan loss allowances on non-performing and performing impaired loans, and year to date net loan charge-offs, all by loan type, at March 31, 2011:

	At March 31, 2011
			Non-performing		Performing Impaired		Year to Date
	Loans Outstanding		Loans	Specific Loan	Loans	Specific Loan	Net Loan
	Outstanding	Percent	Outstanding	Loss Allowances	Outstanding	Loss Allowances	Charge-offs
	(Dollars in thousands)
Loans secured by real estate:
Construction & land development	$98,118	19.55%	$11,381	$848	$1,896	$107	$1,231
Revolving residential lines	60,983	12.15%	908	113	1,140	420	34
Closed-end residential	51,910	10.34%	1,975	148	268	161	77
Commercial real estate	209,987	41.83%	12,160	330	13,122	1,062	82

Total loans secured by real estate	420,998	83.87%	26,424	1,439	16,426	1,750	1,424
Commercial and industrial	73,671	14.68%	2,210	961	5,382	891	222
Consumer	5,665	1.13%	17	7	—	—	(1)
All other loans	1,643	0.33%	—	—	—	—	—

Total loans held for investment	$501,977	100.00%	$28,651	$2,407	$21,808	$2,641	$1,645

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $1,645,000 for the three months ended March 31, 2011 compared to $1,372,000 for the same period in 2010.

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

Our primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits, repurchase agreements, lines of credit from banks, including the Federal Reserve, and advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first three months of 2011, we increased our levels of short-term liquidity due to a decline in our loans, both held for sale and for investment. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, increased to $50.7 million at March 31, 2011 from $22.8 million at December 31, 2010. We also have substantial secondary sources of liquidity in the form of unused secured lines of credit from the FHLB and the Federal Reserve of approximately $163 million at March 31, 2011.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2011 and December 31, 2010, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank plans to increase Tier 1 capital to average assets to 8% in 2011 through earnings and moderate asset growth in response to regulatory requests in January 2011. Tier 1 capital to average assets for Carolina Bank was 7.91% at March 31, 2011 compared to 7.59% at December 31, 2010. Carolina Bank Holdings, Inc. also agreed to seek regulatory approval to pay dividends on its preferred stock and its trust preferred securities in 2011. Approval was not granted to pay preferred stock dividends in February 2011.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2011. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the first quarter of 2011. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Carolina Bank Holdings, Inc.

Date: May 12, 2011	By:	/s/ ROBERT T. BRASWELL
Robert T. Braswell
President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ T. ALLEN LILES
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.