Form 10-Q
period 2011-06-30
CAROLINA BANK HOLDINGS INC
filed 2011-08-15
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value, outstanding as of August 11, 2011.

CAROLINA BANK HOLDINGS, INC.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	2

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010		2

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010		3

Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010		4

Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011		5

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010		6

Notes to Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 4.	(Reserved)	30

Item 6.	Exhibits	30

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act		33

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act		35

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350		37

        Exhibit 101 Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensive Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Exchange Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010*
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$5,053	$5,116
Interest-bearing deposits with banks	25,781	17,710
Securities available-for-sale, at fair value	46,256	42,785
Securities held-to-maturity	479	563
Loans held for sale	39,507	53,961
Loans	501,144	514,029
Less allowance for loan losses	(13,439)	(12,359)

Net loans	487,705	501,670
Premises and equipment, net	18,336	18,622
Other real estate owned	11,513	9,848
Bank-owned life insurance	10,193	10,003
Other assets	15,449	16,423

Total assets	$660,272	$676,701

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$44,622	$43,564
NOW, money market and savings	312,771	303,203
Time	224,439	257,800

Total deposits	581,832	604,567

Advances from the Federal Home Loan Bank	3,121	3,165
Securities sold under agreements to repurchase	5,705	432
Subordinated debentures	19,451	19,414
Other liabilities and accrued expenses	5,172	4,841

Total liabilities	615,281	632,419

Commitments
Stockholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2011 and 2010	14,991	14,811
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2011 and 2010	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,852	15,834
Retained earnings	7,884	7,910
Stock in directors’ rabbi trust	(786)	(718)
Directors’ deferred fees obligation	786	718
Accumulated other comprehensive income	1,036	499

Total stockholders’ equity	44,991	44,282

Total liabilities and stockholders’ equity	$660,272	$676,701

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Interest income
Loans	$6,899	$7,543	$14,049	$15,019
Investment securities, taxable	360	420	761	882
Investment securities, non taxable	147	164	309	326
Interest from deposits in banks	28	22	48	44

Total interest income	7,434	8,149	15,167	16,271

Interest expense
NOW, money market, savings	638	926	1,298	1,916
Time deposits	865	1,328	1,832	2,711
Other borrowed funds	187	225	375	454

Total interest expense	1,690	2,479	3,505	5,081

Net interest income	5,744	5,670	11,662	11,190
Provision for loan losses	1,650	4,700	3,350	6,688

Net interest income after provision for loan losses	4,094	970	8,312	4,502

Non-interest income
Service charges	256	235	487	451
Mortgage banking income	2,069	2,187	3,704	3,936
Gains on sale of investment securities	114	55	211	185
Repossessed asset gains (losses)	53	(140)	53	(267)
Other	128	165	275	330

Total non-interest income	2,620	2,502	4,730	4,635

Non-interest expense
Salaries and benefits	3,193	2,810	6,157	5,384
Occupancy and equipment	558	598	1,196	1,206
Professional fees	229	342	482	602
Outside data processing	181	216	400	457
FDIC insurance	334	262	719	519
Advertising and promotion	143	91	230	250
Stationery, printing and supplies	134	132	273	246
Impairment of repossessed assets	1,423	962	1,423	1,469
Repossessed asset expenses	315	259	609	422
Other	512	500	1,003	895

Total non-interest expense	7,022	6,172	12,492	11,450

Income (loss) before income taxes	(308)	(2,700)	550	(2,313)
Income tax benefit	(250)	(1,132)	(4)	(1,044)

Net income (loss)	(58)	(1,568)	554	(1,269)

Dividends and accretion on preferred stock	292	288	580	573

Net (loss) allocable to common stockholders	$(350)	$(1,856)	$(26)	$(1,842)

Net (loss) per common share
Basic	$(0.10)	$(0.55)	$(0.01)	$(0.54)

Diluted	$(0.10)	$(0.55)	$(0.01)	$(0.54)

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Net income (loss)	$(58)	$(1,568)	$554	$(1,269)

Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	624	70	1,024	289
Tax effect	(212)	(24)	(348)	(98)
Reclassification of gains recognized in net income	(114)	(55)	(211)	(185)
Tax effect	39	19	72	63

	337	10	537	69

Comprehensive income (loss)	$279	$(1,558)	$1,091	$(1,200)

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

							Stock in	Directors’	Accumulated
		Discount on		Common	Additional		Directors’	Deferred	Other
	Preferred	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2010	$16,000	$(1,189)	$3,387	$1,841	$15,834	$7,910	$(718)	$718	$499	$44,282

Comprehensive income
Net income	—	—	—	—	—	554	—	—	—	554
Other comprehensive income -
Unrealized gain on securities available for sale, net of tax of $276	—	—	—	—	—	—	—	—	537	537

Comprehensive income										1,091
Directors’ deferred fees paid less deferrals of new fees	—	—	—	—	—	—	(68)	68	—	—
Stock options expensed	—	—	—	—	18	—	—	—	—	18
Amortization of preferred stock discount	—	180	—	—	—	(180)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(400)	—	—	—	(400)

Balance, June 30, 2011	$16,000	$(1,009)	$3,387	$1,841	$15,852	$7,884	$(786)	$786	$1,036	$44,991

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months
	Ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income (loss)	$554	$(1,269)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,350	6,688
Depreciation	449	476
Increase in cash surrender value of bank-owned life insurance	(190)	(194)
Equity-based compensation	18	18
Deferred income tax (benefit)	(600)	(239)
Amortization (accretion), net	7	(37)
Amortization of subordinated debt discount	37	17
Loss (gain) on sale of repossessed assets	(53)	267
Gain on sale of investments	(211)	(185)
Impairment of repossessed assets	1,423	1,469
(Increase) decrease in loans held for sale	18,085	(12,883)
Net gains from the sale of loans held for sale	(3,631)	(3,936)
(Increase) decrease in other assets	1,297	(1,934)
Increase in accrued expenses and other liabilities	331	279

Net cash provided by (used for) operating activities	20,866	(11,463)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(16,765)	(2,073)
Maturities and calls of securities available-for-sale	4,048	—
Repayments from mortgage-backed securities available-for-sale	1,532	3,357
Repayments from mortgage-backed securities held-to-maturity	83	52
Reduction (Origination) of loans, net of principal collected	5,559	(10,653)
Additions to premises and equipment	(163)	(90)
Proceeds from sales of assets	10,754	9,221

Net cash provided by (used for) investing activities	5,048	(186)

Cash flows from financing activities
Net increase (decrease) in deposits	(22,735)	9,056
Net (decrease) in Federal Home Loan Advances	(44)	(5,039)
Increase in securities sold under agreements to repurchase	5,273	4,557
Dividends paid	(400)	(400)

Net cash provided by (used for) financing activities	(17,906)	8,174

Net increase in cash and cash equivalents	8,008	(3,475)
Cash and cash equivalents at beginning of period	22,826	40,455

Cash and cash equivalents at end of period	$30,834	$36,980

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,738	$5,212

Cash paid during the period for income taxes	$400	$450

Supplemental disclosure of non-cash transactions
Transfer of loans to foreclosed assets	$5,056	$1,274

Accretion of preferred stock discount	$180	$166

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for future periods.

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

There were no stock option grants in 2010 or the first six months of 2011. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $18,000 in the first six months of 2011 and 2010. At June 30, 2011, there was $53,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 1.5 years.

Note F – Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the quarters ended June 30, 2011 and 2010, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,045.

The only potential issuances of Company stock are stock options granted to various directors and officers of the Bank and a warrant to purchase common stock executed in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net loss allocable to common shareholders	$(350)	$(1,856)	$(26)	$(1,842)

Weighted average outstanding shares - basic	3,387	3,387	3,387	3,387
Dilutive effect of stock options	—	—	—	—

Weighted average shares - diluted	3,387	3,387	3,387	3,387

Diluted loss per share	$(0.10)	$(0.55)	$(0.01)	$(0.54)

For the three months ended June 30, 2011 and 2010, there were 519,102 and 552,781 shares, respectively, of options and 357,675 shares of warrants that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount for the first six months of 2011 and 2010 was $180,000 and $166,000, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

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

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,141,000 and $9,104,000 at June 30, 2011 and December 31, 2010, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have three principal business segments in 2011 and 2010, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the division in July 2010. Financial performance, reflective of inter-company eliminations, for the three and six months ended June 30, 2011 and 2010, and selected balance sheet information, reflective of inter-company eliminations, at June 30, 2011 and 2010 for each segment is as follows:

	Three months ending June 30, 2011				Three months ending June 30, 2010
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$7,179	$253	$2	$7,434	$7,690	$457	$2	$8,149
Interest expense	1,385	247	58	1,690	1,978	457	44	2,479

Net interest income	5,794	6	(56)	5,744	5,712	—	(42)	5,670
Provision for loan losses	1,650	—	—	1,650	4,700	—	—	4,700

Net interest income after provision for loan losses	4,144	6	(56)	4,094	1,012	—	(42)	970
Non-interest income	551	2,069	—	2,620	368	2,134	—	2,502
Non-interest expense	5,321	1,674	27	7,022	4,872	1,261	39	6,172

Income (loss) before income taxes	(626)	401	(83)	(308)	(3,492)	873	(81)	(2,700)
Income tax (benefit) expense	(385)	163	(28)	(250)	(1,463)	358	(27)	(1,132)

Net income (loss)	$(241)	$238	$(55)	$(58)	$(2,029)	$515	$(54)	$(1,568)

Total Assets	$619,450	$40,426	$396	$660,272	$656,774	$47,191	$375	$704,340
Net loans	487,705	39,507	—	527,212	533,486	46,207	—	579,693
Equity	280	383	44,328	44,991	(2,102)	930	47,531	46,359

	Six months ending June 30, 2011				Six months ending June 30, 2010
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$14,610	$553	$4	$15,167	$15,499	$768	$4	$16,271
Interest expense	2,859	531	115	3,505	4,229	768	84	5,081

Net interest income	11,751	22	(111)	11,662	11,270	—	(80)	11,190
Provision for loan losses	3,350	—	—	3,350	6,688	—	—	6,688

Net interest income after provision for loan losses	8,401	22	(111)	8,312	4,582	—	(80)	4,502
Non-interest income	1,026	3,704	—	4,730	806	3,829	—	4,635
Non-interest expense	9,354	3,086	52	12,492	9,105	2,277	68	11,450

Income (loss) before income taxes	73	640	(163)	550	(3,717)	1,552	(148)	(2,313)
Income tax (benefit) expense	(206)	257	(55)	(4)	(1,616)	622	(50)	(1,044)

Net income (loss)	$279	$383	$(108)	$554	$(2,101)	$930	$(98)	$(1,269)

Total Assets	$619,450	$40,426	$396	$660,272	$656,774	$47,191	$375	$704,340
Net loans	487,705	39,507	—	527,212	533,486	46,207	—	579,693
Equity	280	383	44,328	44,991	(2,102)	930	47,531	46,359

The Mortgage Division experienced strong growth in originations and related fee income during the last half of 2010 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Originations and related fee income declined in the first six months of 2011 due to higher interest rates and slowing refinancing by borrowers. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by in-house underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty expenses and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $98,000 and $82,000 for the three months ending June 30, 2011 and 2010, respectively, and were $207,000 and $148,000 for the six months ending June 30, 2011 and 2010, respectively. The warranty liability, which is available to fund future warranty claims, was $635,000 and $428,000 at June 30, 2011 and December 31, 2010, respectively. Three warranty claims totaling $346,000 have been paid since establishment of the mortgage division in 2007. Another known claim of approximately $40,000 will be paid in the third quarter of 2011.

Note J – Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
June 30, 2011

Available for sale
Municipal securities	$16,579	$353	$47	$16,885
FNMA, FHLMC, and GNMA mortgage-backed securities	18,614	1,176	—	19,790
Corporate securities	9,228	49	26	9,251
Unrestricted stock	266	64	—	330

	$44,687	$1,642	$73	$46,256

Held to maturity
FNMA and GNMA mortgage-backed securities	479	33	—	512

	$479	$33	$—	$512

December 31, 2010

Available for sale
U.S. agency obligations	$1,000	$11	$—	$1,011
Municipal securities	19,685	74	488	19,271
FNMA, FHLMC, and GNMA mortgage-backed securities	15,275	998	—	16,273
Corporate securities	5,536	20	7	5,549
Unrestricted stock	533	148	—	681

	$42,029	$1,251	$495	$42,785

Held to maturity
FNMA and GNMA mortgage-backed securities	563	33	—	596

	$563	$33	$—	$596

Investments are periodically evaluated for any impairment which would be deemed other than temporary. Based upon these evaluations, the Company did not deem any debt securities to be impaired during 2010 or the first six months of 2011. The deterioration in value is primarily attributable to changes in market interest rates and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. Information pertaining to temporarily impaired securities with gross unrealized losses at June 30, 2011 and December 31, 2010, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

June 30, 2011:
Municipal securities	$3,037	$47	$—	$—	$3,037	$47
Corporate securities	2,862	26	—	—	2,862	26

Total	$5,899	$73	$—	$—	$5,899	$73

December 31, 2010:
Municipal securities	$14,613	$488	$—	$—	$14,613	$488
Corporate securities	1,020	7	—	—	1,020	7

Total	$15,633	$495	$—	$—	$15,633	$495

Note K – Loans and allowance for loan losses

The activity in the allowance for loan losses for the first six months of 2011 and 2010 and related asset balances at June 30, 2011 and December 31, 2010 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2011
Beginning of year balance	$4,478	$3,364	$818	$846	$2,746	$79	$28	$12,359
Provision for loan losses	2,495	390	576	277	(388)	26	(26)	3,350
Charge-offs	(2,206)	(277)	(72)	(159)	(255)	(4)	—	(2,973)
Recoveries	163	472	15	—	52	1	—	703

Balance at June 30,	$4,930	$3,949	$1,337	$964	$2,155	$102	$2	$13,439

2010
Beginning of year balance	$2,993	$2,961	$903	$856	$2,025	$333	$10	$10,081
Provision for loan losses	2,896	1,065	59	510	2,017	131	10	6,688
Charge-offs	(2,625)	(418)	(352)	(646)	(2,310)	(222)	—	(6,573)
Recoveries	17	4	—	12	40	1	—	74

Balance at June 30,	$3,281	$3,612	$610	$732	$1,772	$243	$20	$10,270

Balances at June 30, 2011
Allowance for loan losses:
Ending balance individually evaluated for impairment	$3,115	$1,126	$744	$269	$922	$6	$—	$6,182

Ending balance collectively evaluated for impairment	$1,815	$2,823	$593	$695	$1,233	$96	$2	$7,257

Loans Outstanding:
Balance at June 30,	$56,865	$247,993	$62,550	$59,141	$67,520	$7,075	$—	$501,144

Ending balance individually evaluated for impairment	$16,727	$20,379	$2,593	$4,382	$6,690	$14	$—	$50,785

Ending balance collectively evaluated for impairment	$40,138	$227,614	$59,957	$54,759	$60,830	$7,061	$—	$450,359

Balances at December 31, 2010
Allowance for loan losses:
Ending balance individually evaluated for impairment	$2,122	$648	$106	$134	$1,125	$7	$—	$4,142

Ending balance collectively evaluated for impairment	$2,356	$2,716	$712	$712	$1,621	$72	$28	$8,217

Loans Outstanding:
Balance at December 31,	$113,564	$198,985	$63,312	$56,993	$72,956	$8,219	$—	$514,029

Ending balance individually evaluated for impairment	$23,576	$5,187	$833	$1,660	$2,625	$20	$—	$33,901

Ending balance collectively evaluated for impairment	$89,988	$193,798	$62,479	$55,333	$70,331	$8,198	$—	$480,127

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

	Number of Days Past Due						Loans Past Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)

At June 30, 2011
Real Estate Loans:
Construction & development	$—	$—	$9,410	$9,410	$47,455	$56,865	$—
Commercial real estate	956	317	11,367	12,640	235,353	247,993	—
Home equity lines	35	—	999	1,034	61,516	62,550	—
Residential real estate	319	37	5,786	6,142	52,999	59,141	39

Total real estate	1,310	354	27,562	29,226	397,323	426,549	39
Commercial & industrial	270	190	2,290	2,750	64,770	67,520	—
Consumer & other	10	—	14	24	7,051	7,075	—

Total loans	$1,590	$544	$29,866	$32,000	$469,144	$501,144	$39

At December 31, 2010
Real Estate Loans:
Construction & development	$—	$—	$11,983	$11,983	$101,581	$113,564	$—
Commercial real estate	783	—	12,682	13,465	185,520	198,985	2,326
Home equity lines	245	—	832	1,077	62,235	63,312	—
Residential real estate	1,038	290	2,060	3,388	53,605	56,993	—

Total real estate	2,066	290	27,557	29,913	402,941	432,854	2,326
Commercial & industrial	71	3	2,462	2,536	70,420	72,956	—
Consumer & other	—	—	20	20	8,199	8,219	—

Total loans	$2,137	$293	$30,039	$32,469	$481,560	$514,029	$2,326

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At June 30, 2011 and December 31, 2010, the total recorded investment in impaired loans amounted to approximately $50,785,000 and $33,901,000, respectively. Of these impaired loans, $29,827,000 and $27,713,000 were on non-accrual at June 30, 2011 and December 31, 2010, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended*
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
June 30, 2011
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,774	$1,903	$—	$1,979	$26
Commercial real estate	11,110	11,258	—	11,147	192
Home equity lines	1,209	1,224	—	1,214	22
Residential real estate	3,016	3,122	—	2,722	56

Total real estate	17,109	17,507	—	17,062	296
Commercial & industrial	4,209	4,209	—	4,256	84
Consumer & other	—	—	—	—	—

Total loans	$21,318	$21,716	$—	$21,318	$380

With an allowance recorded
Real Estate Loans:
Construction & development	$14,953	$15,023	$3,115	$15,435	$65
Commercial real estate	9,269	9,342	1,126	9,323	226
Home equity lines	1,384	1,394	744	1,386	36
Residential real estate	1,366	1,401	269	1,394	35

Total real estate	26,972	27,160	5,254	27,538	362
Commercial & industrial	2,481	2,500	922	2,505	53
Consumer & other	14	16	6	17	1

Total loans	$29,467	$29,676	$6,182	$30,060	$416

December 31, 2010
With no related allowance recorded
Real Estate Loans:
Construction & development	$7,233	$7,474	$—	$7,712	$207
Commercial real estate	3,141	4,032	—	3,651	83
Home equity lines	692	835	—	761	12
Residential real estate	996	1,207	—	1,163	25

Total real estate	12,062	13,548	—	13,287	327
Commercial & industrial	1,061	1,061	—	1,113	20
Consumer & other	—	—	—	—	—

Total loans	$13,123	$14,609	$—	$14,400	$347

With an allowance recorded
Real Estate Loans:
Construction & development	$16,343	$19,880	$2,122	$20,166	$398
Commercial real estate	2,046	2,060	648	2,057	82
Home equity lines	141	180	106	160	—
Residential real estate	664	671	134	686	27

Total real estate	19,194	22,791	3,010	23,069	507
Commercial & industrial	1,564	1,719	1,125	1,771	66
Consumer & other	20	21	7	25	2

Total loans	$20,778	$24,531	$4,142	$24,865	$575

*	period ended June 30, 2011 includes 6 months and period ended December 31, 2010 includes 12 months

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands)
Real Estate Loans:
Construction & development	$9,410	$11,983
Commercial real estate	11,367	10,356
Home equity lines	999	832
Residential real estate	5,747	2,060

Total real estate	27,523	25,231
Commercial & industrial	2,290	2,462
Consumer & other	14	20

Total loans	$29,827	$27,713

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans

•	Special Mention - Loans with potential identified weaknesses in administration or servicing.

•	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at June 30, 2011 and December 31, 2010
	Construction &		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2011	2010	2011	2010	2011	2010
	(in thousands)

Pass	$38,145	$83,697	$213,553	$169,845	$60,299	$60,002
Special Mention	1,052	—	4,262	3,602	336	1,683
Criticized	17,668	29,867	30,178	25,538	1,915	1,627

TOTAL	$56,865	$113,564	$247,993	$198,985	$62,550	$63,312

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2011	2010	2011	2010	2011	2010
	(in thousands)

Pass	$49,292	$52,804	$60,253	$68,077	$7,046	$8,183
Special Mention	122	326	176	251	15	16
Criticized	9,727	3,863	7,091	4,628	14	20

TOTAL	$59,141	$56,993	$67,520	$72,956	$7,075	$8,219

During 2011 and 2010, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings. At June 30, 2011 and December 31, 2010, the Company had troubled debt restructurings of $25,148,000 and $5,328,000, respectively. Of these troubled debt restructurings, $8,010,000 and $356,000 were on non-accrual at June 30, 2011 and December 31, 2010, respectively.

Note L – Fair value measurements

The Company has adopted the accounting standards within FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures”, which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company has not elected the fair value option to value liabilities. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(in thousands)

At June 30, 2011:
Securities available-for-sale	$46,256	$330	$45,926	$—

At December 31, 2010:
Securities available-for-sale	$42,785	$681	$42,104	$—

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2 valuation. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as Level 3 valuation.

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

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At June 30, 2011, there were no fair value adjustments related to $479,000 of securities held to maturity.

Assets measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(in thousands)

At June 30, 2011:
Loans held for sale	$39,507	$—	$39,507	$—
Impaired loans	50,785	—	—	50,785
Other real estate owned	11,513	—	—	11,513

At December 31, 2010:
Loans held for sale	$53,961	$—	$53,961	$—
Impaired loans	33,901	—	—	33,901
Other real estate owned	9,848	—	—	9,848

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

Securities available for sale and securities held to maturity: Fair values for debt securities are based on quoted market prices or discounted cash flows using discount rates of similar quoted securities. Unrestricted stock is valued at its quoted market price.

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

Advances from the Federal Home Loan Bank: For variable rate advances, fair values are based on carrying values. Fixed rate advances are valued using discounted cash flows based on rates currently available to the Company on comparable borrowings.

Short-term borrowings: The carrying value of securities sold under agreements to repurchase approximates the fair value.

Subordinated debt: The carrying value of subordinated debt approximates the fair value, since the interest rate is variable and since the terms are similar to current offerings.

Trust preferred debt: The fair value of trust preferred debt was determined by discounting cash flows using a rate 3% higher than the actual current rate over an estimated remaining term of fourteen years in 2011 and 2010. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 3% higher when available.

The following represents the estimated fair values and carrying amounts of financial instruments at June 30, 2011 and December 31, 2010:

	June 30,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$5,053	$5,053	$5,116	$5,116
Interest-bearing deposits with banks	25,781	25,781	17,710	17,710
Securities available for sale	46,256	46,256	42,785	42,785
Securities held to maturity	479	512	563	596
Net loans held for sale	39,507	39,507	53,961	53,961
Net loans held for investment	487,705	488,109	501,670	500,915
Accrued interest receivable	1,917	1,917	2,063	2,063

Financial Liabilities:
Demand and savings deposits	357,393	357,393	346,767	346,767
Time deposits	224,439	225,916	257,800	259,510
Federal Home Loan Bank advances	3,121	3,121	3,165	3,165
Securities sold under agreements to repurchase	5,705	5,705	432	432
Subordinated debt	9,141	9,141	9,104	9,104
Trust preferred debt	10,310	7,393	10,310	7,403
Accrued interest payable	460	460	693	693

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

The table below provides the carrying values of derivative instruments at June 30, 2011 and December 31, 2010:

	Carrying Value	Carrying Value	Gain (Loss)	Notional Amount
Derivatives designated as	of Assets	of Liabilities	in Income	of Derivative
hedging instruments:	(in thousands)

At June 30, 2011:
Mortgage loan rate lock commitments	$148	$—	$148	$—
Mortgage backed securities forward sales	$8	$35	$(27)	$17,750

At December 31, 2010:
Mortgage loan rate lock commitments	$138	$—	$138	$—
Mortgage backed securities forward sales	$—	$55	$(55)	$12,500

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

Note N – Impact of recently adopted accounting standards

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has not determined the impact, if any, upon the adoption of the standard.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity. This amendment is effective for fiscal and interim periods beginning after December 15, 2011.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to June 30, 2011. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Note O – Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2011 and December 31, 2010, pre-approved but unused lines of credit for loans totaled approximately $114,536,000 and $109,728,000, respectively. In addition, we had $8,126,000 and $8,339,000 in standby letters of credit at June 30, 2011 and December 31, 2010, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem, and a mortgage loan office in Burlington. Aggregate minimum lease payments over the next five years are $1,788,000 and $3,036,000 thereafter.

Other assets include a net investment of $1,052,000 in a limited partnership which owns low income housing projects and provides income tax losses and credits to the Company. The Company is committed to an additional investment of $1,724,000 in this limited partnership.

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

Comparison of Financial Condition

Assets. Our total assets decreased by $16.4 million, or 2.4%, from $676.7 million at December 31, 2010, to $660.3 million at June 30, 2011. During the six months ended June 30, 2011, cash and due from banks and interest-bearing deposits with banks increased by $8.0 million while loans held for sale decreased by $14.5 million, or 26.8%, and loans decreased $12.9 million, or 2.5%. The decline in loans held for sale resulted from the transfer to investors of an unusually large amount of mortgage loans which were originated in the fourth quarter of 2010. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in the first six months of 2011 in addition to the slow demand experienced in 2010. The slowing demand complimented our planned asset reduction strategy to improve our capital ratios.

Liabilities. Total deposits decreased by $22.7 million, or 3.8%, from $604.6 million at December 31, 2010, to $581.8 million at June 30, 2011. Time deposits decreased $33.4 million, noninterest demand accounts increased by $1.1 million, and interest-bearing transaction accounts increased $9.6 million during the first six months of 2011. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB’) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements increased $5.3 million and FHLB advances were down slightly during the first half of 2011. We had approximately $24.5 million in out-of-market time deposits from other institutions and $34.6 million in brokered deposits at June 30, 2011, a decrease of $6.9 million in these two types of accounts from December 31, 2010. The decline in deposits during the first six months of 2011 resulted from a planned strategy to improve capital ratios and to more closely match declining liquidity needs.

Stockholders’ Equity. Total stockholders’ equity increased $0.7 million at June 30, 2011 to $45.0 million from $44.3 million at December 31, 2010, primarily due to an increase in accumulated other comprehensive income related to an increase in the value of investment securities available-for-sale and from accretion of the preferred stock discount.

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010

General. Net (loss) was ($58,000) and ($1,568,000) for the second quarter of 2011 and 2010, respectively. Net (loss) allocable to common stockholders was ($350,000), or ($0.10) per diluted share, for the three months ended June 30, 2011 compared to ($1,856,000), or ($0.55) per diluted share, for the three months ended June 30, 2010. Net loss allocable to common stockholders represents net income (loss) less preferred stock dividends and related discount accretion. The decrease in net loss allocable to common shareholders in 2011 resulted primarily from a lower provision for loan losses in the 2011 period. Net losses in the second quarter of 2010 and 2011 compared to net income in the same quarters in the previous five years due to deteriorating economic conditions which have negatively impacted our borrowers.

Net interest income. Net interest income increased 1.3% to $5,744,000 for the three months ended June 30, 2011, from $5,670,000 for the three months ended June 30, 2010 due to a 26 basis point increase in the net yield on interest earning assets, partially offset by a decline in average interest earning assets by $38.8 million . The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.76% in the second quarter of 2011 from 3.50% in the second quarter of 2010. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2011 and 2010.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended June 30,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$41,596	$20	0.19%	$32,303	$22	0.28%
Non-taxable investments (2.)	16,080	241	6.08%	15,560	244	6.36%
Taxable investments	35,742	401	4.55%	36,819	462	5.09%
Loans held for sale	23,353	300	5.21%	24,251	311	5.20%
Loans (3.)	510,051	6,850	5.45%	532,928	7,165	5.45%

Interest-earning assets	626,822	7,812		641,861	8,204
Interest-earning assets			5.05%			5.18%

Non interest-earning assets	46,841			49,545

Total assets	$673,663			$691,406

Interest-bearing liabilities
Interest checking	$31,821	$24	0.31%	$30,367	$34	0.45%
Money market and savings	274,282	636	0.94%	280,598	956	1.38%
Time certificates and IRAs	249,278	967	1.57%	266,003	1,383	2.11%
Other borrowings	24,293	188	3.14%	26,079	229	3.56%

Total interest-bearing liabilities	579,674	1,815		603,047	2,602
Cost on average
Interest-bearing liabilities			1.27%			1.75%

Non-interest-bearing liabilities
Demand deposits	44,818			36,919
Other liabilities	4,520			3,225

Total non-interest-bearing liabilities	49,338			40,144

Total liabilities	629,012			643,191
Stockholders’ equity	44,651			48,215

Total liabilities and equity	$673,663			$691,406
Net interest income		$5,997			$5,602

Net yield on average interest-earning assets			3.88%			3.54%

Interest rate spread			3.78%			3.43%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $1,650,000 and $4,700,000 for the three months ended June 30, 2011 and 2010, respectively. The amount of the provision for loan losses decreased in 2011 primarily because of a decline in loans outstanding and a lower level of allowances required for impaired loans. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $2,620,000 for the three months ended June 30, 2011, as compared to $2,502,000 for the three months ended June 30, 2010. Service charges, gains from the sale of investments and repossessed asset gains increased while mortgage banking income declined in the second quarter of 2011.

Non-interest expense. Total non-interest expense amounted to $7,022,000 and $6,172,000 for the three months ended June 30, 2011 and 2010, respectively. Impairment charges for other real estate owned were $1,423,000 and $962,000 in the second quarter of 2011 and 2010, respectively. Salaries and benefits increased $383,000, or 13.6%, in the second quarter of 2011 from the second quarter of 2010, primarily due to an increase in employees in the expanded mortgage division which included a larger retail operation in 2011.

Income taxes. Income tax benefit was $250,000, or 81.2% of net loss before income taxes, for the three month period ended June 30, 2011, as compared to $1,132,000, or 41.9% of net loss before income taxes for the three month period ended June 30, 2010. Non-taxable income and income tax credits represented a larger percentage of net loss before taxes in the second quarter of 2011 which resulted in the more favorable income tax benefit rate in the 2011 period.

Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010

General. Net income (loss) for the six months ended June 30, 2011 and 2010, amounted to $554,000 and $(1,269,000), respectively. Net (loss) allocable to common stockholders for the six months ended June 30, 2011 and 2010 amounted to $(26,000), or $(0.01) per diluted share and $(1,842,000), or $(0.54) per diluted share, respectively. The increase in net income in 2011 was primarily due to a lower provision for loan losses and higher net interest income. The provision for loan losses was significantly higher in the 2010 period due to the higher level of charge-offs.

Net interest income. Net interest income increased 4.2% to $11,662,000 for the six months ended June 30, 2011, from $11,190,000 for the six months ended June 30, 2010. An increase in the net yield on interest earning assets accounted for most of the higher net interest income in 2011. The net yield on average interest earning assets increased in 2011 due to increased focus in pricing loans and interest-bearing deposits.

Provision for loan losses. The provision for loan losses amounted to $3,350,000 for the six months ended June 30, 2011 compared to $6,688,000 for the six months ended June 30, 2010, a decrease of 49.9%. The amount of the provision for loan losses decreased in 2011 because of lower loan charge-offs during 2011, a decrease in loans outstanding, and a change in the loan mix in 2011 with less construction and development loans. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $4,730,000 for the six months ended June 30, 2011, as compared to $4,635,000 for the six months ended June 30, 2010. The increase in 2011 was primarily attributable to repossessed asset gains of $53,000 in 2011 compared to repossessed asset losses of $267,000 in 2010. Mortgage banking income declined $232,000, or 5.9%, in the first six months of 2011 to $3,704,000 due to less mortgage refinancing by consumers in the first half of 2011.

Non-interest expense. Total non-interest expense amounted to $12,492,000 for the six months ended June 30, 2011, as compared to $11,450,000 for the six months ended June 30, 2010, an increase of 9.1%. Salaries and employee benefits increased $773,000, or 14.4%, in 2011 to $6,157,000 due to higher benefit costs and an increase in the number of full-time equivalent employees to 168 from 147 a year ago. The majority of the increased compensation resulted from the expansion of the mortgage division which added a retail loan production office on July 1, 2010 and has since expanded into a number of our banking offices. FDIC insurance increased $200,000, or 38.5%, to $719,000 for the first six months of 2011 due to increased FDIC assessment rates for insurance premiums. Warranty expense related to the sale of mortgage loans and included in other expenses was $207,000 and $148,000 for the first six months of 2011 and 2010, respectively.

Income taxes. An income tax benefit of $4,000 was recognized on income before income taxes of $550,000 in the first six months of 2011 due to non-taxable income of approximately $400,000 and tax credits of about $97,000. The tax benefit for the first six months of 2010 was $1,044,000, or 45.1% of loss before income taxes. The favorable tax benefits in both 2011 and 2010 are better than the combined federal and state incremental tax rates of 38.7% due to non-taxable income such as increase in cash value of life insurance and non-taxable municipal securities and due to income tax credits relating to low income housing investments that reduce taxes payable.

Asset Quality

Non-performing assets, composed of foreclosed assets, non-accrual loans and non-performing restructured loans, totaled $41,340,000 at June 30, 2011, compared to $37,576,000 at December 31, 2010. Non-performing assets, as a percentage of total assets, was 6.26% at June 30, 2011, compared to 5.55% at December 31, 2010. There were $39,000 and $2,326,000 loans 90 days or more past due and still accruing interest at June 30, 2011 and December 31, 2010, respectively. Foreclosed assets were $11,513,000 at June 30, 2011 and $9,863,000 at December 31, 2010. The elevated level of non-performing assets at June 30, 2011 is related to the declining economic conditions in our lending markets. The seasonally adjusted unemployment rate in North Carolina increased to 9.9 % in June 2011 from 9.8% in December 2010 but decreased from 10.9% at December 2009. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to the slow economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing and performing impaired loans and a general section related to non-impaired loans. We adopted a more conservative loan loss methodology in the second quarter of 2010 which resulted in higher allowances for loan losses in the second and third quarters of 2010. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $6,182,000 at June 30, 2011 from $4,142,000 at December 31, 2010 and impaired loans increased to $50,785,000 at June 30, 2011 from $33,901,000 at December 31, 2010. Net loan charge-offs amounted to $2,270,000 and $6,499,000 for the six months ending June 30, 2011 and 2010, respectively. The general portion of our allowance for loan losses decreased to $7,257,000 on non-impaired loans of $450,359,000 at June 30, 2011 from $8,217,000 on performing loans of $480,127,000 at December 31, 2010. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.41% on loans secured by multi-family properties to 11.24% on unsecured consumer revolving loans, to categories of non-impaired loans at each period end. The general section of our allowance for loan losses declined $960,000 from December 31, 2010 to June 30, 2011 because of a $29,768,000 decline in non-impaired loans and a change in the mix of our non-impaired loans with a decrease in construction and development loans of $49,850,000 and an increase in commercial real estate loans of $33,816.000.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $2,270,000 for the six months ended June 30, 2011 compared to $6,499,000 for the same period in 2010.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first six months of 2011, we increased our levels of short-term liquidity due to a decline in our loans, both held for sale and for investment. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, increased to $30.8 million at June 30, 2011 from $22.8 million at December 31, 2010. We also have substantial secondary sources of liquidity in the form of secured lines of credit from the FHLB and the Federal Reserve of approximately $145 million at June 30, 2011. These lines of credit are secured by certain real estate loans and commercial and industrial loans.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2011 and December 31, 2010, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank met its goal of increasing Tier 1 capital to average assets to 8% in 2011 through earnings and moderate asset growth in response to regulatory requests in January 2011. Tier 1 capital to average assets for Carolina Bank was 8.00% at June 30, 2011 compared to 7.59% at December 31, 2010. Carolina Bank Holdings, Inc. also agreed to seek regulatory approval to pay dividends on its preferred stock and its trust preferred securities in 2011 which was granted through July 2011 but was denied for payments thereafter.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2011. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the second quarter of 2011. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4. (Reserved)

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: August 12, 2011	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.