Form 10-Q
period 2011-09-30
CAROLINA BANK HOLDINGS INC
filed 2011-11-10
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value, outstanding as of November 9, 2011.

CAROLINA BANK HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010*
	(unaudited)
	(in thousands except share and per share data)
Assets
Cash and due from banks	$5,579	$5,116
Interest-bearing deposits with banks	8,175	17,710
Securities available-for-sale, at fair value	44,903	42,785
Securities held-to-maturity	452	563
Loans held for sale	71,972	53,961
Loans	489,782	514,029
Less allowance for loan losses	(12,049)	(12,359)

Net loans	477,733	501,670
Premises and equipment, net	18,109	18,622
Other real estate owned	8,972	9,848
Bank-owned life insurance	10,291	10,003
Other assets	15,598	16,423

Total assets	$661,784	$676,701

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$53,918	$43,564
NOW, money market and savings	320,997	303,203
Time	210,269	257,800

Total deposits	585,184	604,567

Advances from the Federal Home Loan Bank	3,099	3,165
Securities sold under agreements to repurchase	2,835	432
Subordinated debentures	19,470	19,414
Other liabilities and accrued expenses	5,500	4,841

Total liabilities	616,088	632,419

Stockholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2011 and 2010	15,083	14,811
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2011 and 2010	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,861	15,834
Retained earnings	8,404	7,910
Stock in directors’ rabbi trust	(828)	(718)
Directors’ deferred fees obligation	828	718
Accumulated other comprehensive income	1,120	499

Total stockholders’ equity	45,696	44,282

Total liabilities and stockholders’ equity	$661,784	$676,701

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Interest income
Loans	$7,153	$7,771	$21,202	$22,790
Investment securities, taxable	333	393	1,094	1,275
Investment securities, non taxable	124	168	433	494
Interest from deposits in banks	22	16	70	60

Total interest income	7,632	8,348	22,799	24,619

Interest expense
NOW, money market, savings	630	857	1,928	2,773
Time deposits	822	1,309	2,654	4,020
Other borrowed funds	189	201	564	655

Total interest expense	1,641	2,367	5,146	7,448

Net interest income	5,991	5,981	17,653	17,171
Provision for loan losses	1,800	6,620	5,150	13,308

Net interest income after provision for loan losses	4,191	(639)	12,503	3,863

Non-interest income
Service charges	300	231	787	682
Mortgage banking income	2,964	3,258	6,668	7,194
Gain on sale of investment securities	28	350	239	535
Gain (loss) on the sale of other real estate owned	(217)	14	(164)	(239)
Other	109	177	384	493

Total non-interest income	3,184	4,030	7,914	8,665

Non-interest expense
Salaries and benefits	3,450	3,253	9,607	8,637
Occupancy and equipment	627	655	1,823	1,862
Professional fees	221	337	703	939
Outside data processing	227	260	627	717
FDIC insurance	98	262	817	781
Advertising and promotion	180	294	410	544
Stationery, printing and supplies	169	153	442	399
Impairment of other real estate owned	576	443	1,999	1,912
Other real estate owned expense	274	243	883	665
Other	540	521	1,543	1,415

Total non-interest expense	6,362	6,421	18,854	17,871

Income (loss) before income taxes	1,013	(3,030)	1,563	(5,343)
Income tax expense (benefit)	201	(1,226)	197	(2,270)

Net income (loss)	812	(1,804)	1,366	(3,073)

Dividends and accretion on preferred stock	292	282	872	855

Net income (loss) available (allocable) to common stockholders	$520	$(2,086)	$494	$(3,928)

Net income (loss) per common share
Basic	$0.15	$(0.62)	$0.15	$(1.16)

Diluted	$0.15	$(0.62)	$0.15	$(1.16)

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$812	$(1,804)	$1,366	$(3,073)

Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	155	564	1,180	853
Tax effect	(53)	(192)	(401)	(290)
Reclassification of gains recognized in net income	(28)	(350)	(239)	(535)
Tax effect	10	119	81	182

	84	141	621	210

Comprehensive income (loss)	$896	$(1,663)	$1,987	$(2,863)

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Retained Earnings	Stock in Directors’ Rabbi Trust	Directors’ Deferred Fees Obligation	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balance, December 31, 2010	$14,811	$3,387	$1,841	$15,834	$7,910	$(718)	$718	$499	$44,282

Comprehensive income
Net income	—	—	—	—	1,366	—	—	—	1,366
Other comprehensive income, net of tax	—	—	—	—	—	—	—	621	621

Directors’ deferred fees paid less deferrals of new fees	—	—	—	—	—	(110)	110	—	—
Stock options expensed	—	—	—	27	—	—	—	—	27
Amortization of preferred stock discount	272	—	—	—	(272)	—	—	—	—
Preferred stock dividends	—	—	—	—	(600)	—	—	—	(600)

Balance, September 30, 2011	$15,083	$3,387	$1,841	$15,861	$8,404	$(828)	$828	$1,120	$45,696

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income (loss)	$1,366	$(3,073)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,150	13,308
Depreciation	678	713
Increase in cash surrender value of bank-owned life insurance	(288)	(293)
Equity-based compensation	27	27
Deferred income tax (benefit)	350	(889)
Amortization (accretion), net	—	(48)
Amortization of subordinated debt discount	56	35
Loss on sale of other real estate owned	164	239
Gain on sale of investments	(239)	(535)
Impairment of other real estate owned	1,999	1,912
Increase in loans held for sale	(11,675)	(29,073)
Net gains from the sale of loans held for sale	(6,336)	(6,869)
(Increase) decrease in other assets	227	(2,539)
Increase in accrued expenses and other liabilities	459	869

Net cash used for operating activities	(8,062)	(26,216)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(17,686)	(3,251)
Maturities and calls of securities available-for-sale	4,048	257
Repayments from mortgage-backed securities available-for-sale	2,980	4,371
Repayments from mortgage-backed securities held-to-maturity	109	172
Reduction (origination) of loans, net of principal collected	13,296	(4,607)
Proceeds from sales of investment securities	9,722	8,322
Improvements to other real estate owned	(22)	(92)
Additions to premises and equipment	(165)	(121)
Proceeds from sales of other real estate owned	4,154	6,419

Net cash provided by investing activities	16,436	11,470

Cash flows from financing activities
Net increase (decrease) in deposits	(19,383)	8,589
Net decrease in Federal Home Loan Advances	(66)	(5,059)
Increase in securities sold under agreements to repurchase	2,403	2,183
Dividends paid	(400)	(600)

Net cash provided by (used for) financing activities	(17,446)	5,113

Net decrease in cash and cash equivalents	(9,072)	(9,633)
Cash and cash equivalents at beginning of period	22,826	40,455

Cash and cash equivalents at end of period	$13,754	$30,822

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,283	$7,428

Cash paid during the period for income taxes	$696	$450

Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$5,491	$4,276

Dividends declared but not paid	$200	$—

Accretion of preferred stock discount	$272	$251

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina and operates under the laws of North Carolina, the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has eight full-service banking locations, comprised of four in Greensboro and one in each of Asheboro, Burlington, High Point, and Winston-Salem. A wholesale mortgage division is located at the Greensboro corporate headquarters, and a mortgage loan production office is located in Burlington. All offices are in the Piedmont Triad region of North Carolina.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for annual future periods.

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

There were no stock option grants in 2010 or the first nine months of 2011. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $27,000 in the first nine months of 2011 and 2010. At September 30, 2011, there was $44,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 1.25 years.

Note F – Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the quarters ended September 30, 2011 and 2010, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,045.

The only potential issuances of Company stock are stock options granted to various directors and officers of the Bank and a warrant to purchase common stock executed in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income (loss) available (allocable) to common stockholders	$520	$(2,086)	$494	$(3,928)

Weighted average outstanding shares – basic	3,387	3,387	3,387	3,387
Dilutive effect of stock options and warrants	—	—	—	—

Weighted average shares – diluted	3,387	3,387	3,387	3,387

Diluted net income (loss) per share	$0.15	$(0.62)	$0.15	$(1.16)

For the three and nine months ended September 30, 2011 and 2010, there were stock options and warrants covering 507,712 and 541,158 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount for the first nine months of 2011 and 2010 was $272,000 and $251,000, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

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

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,160,000 and $9,104,000 at September 30, 2011 and December 31, 2010, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have three principal business segments in 2011 and 2010, the Commercial/Retail Bank, the Mortgage division, and the Holding Company. The Mortgage division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2010. Financial performance, reflective of inter-company eliminations, for the three and nine months ended September 30, 2011 and 2010, and selected balance sheet information, reflective of inter-company eliminations, at September 30, 2011 and 2010 for each segment is as follows:

	Three months ending September 30, 2011				Three months ending September 30, 2010
	Commercial/Retail Bank	Mortgage Division	Holding Company	Total	Commercial/Retail Bank	Mortgage Division	Holding Company	Total
	(in thousands)				(in thousands)
Interest income	$7,123	$503	$6	$7,632	$7,692	$654	$2	$8,348
Interest expense	1,078	500	63	1,641	1,659	656	52	2,367

Net interest income	6,045	3	(57)	5,991	6,033	(2)	(50)	5,981
Provision for loan losses	1,800	—	—	1,800	6,620	—	—	6,620

Net interest income after provision for loan losses	4,245	3	(57)	4,191	(587)	(2)	(50)	(639)
Non-interest income	220	2,964	—	3,184	998	3,032	—	4,030
Non-interest expense	4,303	2,038	21	6,362	4,626	1,769	26	6,421

Income (loss) before income taxes	162	929	(78)	1,013	(4,215)	1,261	(76)	(3,030)
Income tax (benefit) expense	(137)	365	(27)	201	(1,707)	507	(26)	(1,226)

Net income (loss)	$299	$564	$(51)	$812	$(2,508)	$754	$(50)	$(1,804)

Total Assets	$587,915	$73,454	$415	$661,784	$633,443	$66,444	$347	$700,234
Net loans	477,733	71,972	—	549,705	507,548	65,330	—	572,878
Equity	579	947	44,170	45,696	(4,609)	1,684	47,432	44,507

	Nine months ending September 30, 2011				Nine months ending September 30, 2010
	Commercial/Retail Bank	Mortgage Division	Holding Company	Total	Commercial/Retail Bank	Mortgage Division	Holding Company	Total
	(in thousands)				(in thousands)
Interest income	$21,733	$1,056	$10	$22,799	$23,191	$1,422	$6	$24,619
Interest expense	3,937	1,031	178	5,146	5,888	1,424	136	7,448

Net interest income	17,796	25	(168)	17,653	17,303	(2)	(130)	17,171
Provision for loan losses	5,150	—	—	5,150	13,308	—	—	13,308

Net interest income after provision for loan losses	12,646	25	(168)	12,503	3,995	(2)	(130)	3,863
Non-interest income	1,246	6,668	—	7,914	1,804	6,861	—	8,665
Non-interest expense	13,657	5,124	73	18,854	13,731	4,046	94	17,871

Income (loss) before income taxes	235	1,569	(241)	1,563	(7,932)	2,813	(224)	(5,343)
Income tax (benefit) expense	(343)	622	(82)	197	(3,323)	1,129	(76)	(2,270)

Net income (loss)	$578	$947	$(159)	$1,366	$(4,609)	$1,684	$(148)	$(3,073)

Total Assets	$587,915	$73,454	$415	$661,784	$633,443	$66,444	$347	$700,234
Net loans	477,733	71,972	—	549,705	507,548	65,330	—	572,878
Equity	579	947	44,170	45,696	(4,609)	1,684	47,432	44,507

The Mortgage Division experienced strong growth in originations and related fee income during 2010 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Originations and related fee income declined slightly in the first nine months of 2011 due to higher interest rates and slowing refinancing by borrowers in the first four months of 2011. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by in-house underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty expenses and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $116,000 for the three months ending September 30, 2011 and 2010 and were $323,000 and $264,000 for the nine months ending September 30, 2011 and 2010, respectively. The warranty liability, which is available to fund future warranty claims, was $715,000 and $428,000 at September 30, 2011 and December 31, 2010, respectively. Four warranty claims totaling

$382,000 have been paid since establishment of the mortgage division in 2007. In addition, three loans with a total current principal balance of $487,000 and fair value of $ 430,000 have been repurchased and are included in loans held for sale at fair value.

Note J – Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
September 30, 2011

Available for sale
Municipal securities	$15,606	$898	$—	$16,504
FNMA, FHLMC, and GNMA mortgage-backed securities	17,171	1,272	—	18,443
Corporate securities	10,164	7	487	9,684
Unrestricted stock	266	6	—	272

	$43,207	$2,183	$487	$44,903

Held to maturity
FNMA and GNMA mortgage-backed securities	452	32	—	484

	$452	$32	$—	$484

December 31, 2010

Available for sale
U.S. agency obligations	$1,000	$11	$—	$1,011
Municipal securities	19,685	74	488	19,271
FNMA, FHLMC, and GNMA mortgage-backed securities	15,275	998	—	16,273
Corporate securities	5,536	20	7	5,549
Unrestricted stock	533	148	—	681

	$42,029	$1,251	$495	$42,785

Held to maturity
FNMA and GNMA mortgage-backed securities	563	33	—	596

	$563	$33	$—	$596

Investments are periodically evaluated for any impairment which would be deemed other than temporary. Based upon these evaluations, the Company did not deem any debt securities to be impaired during 2010 or the first nine months of 2011. The deterioration in value is primarily attributable to changes in market demand for corporate securities, not changes in the credit risk of the corporate issuers, and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. Information pertaining to temporarily impaired securities with gross unrealized losses at September 30, 2011 and December 31, 2010, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2011:
Corporate securities	$8,228	$487	$—	$—	$8,228	$487

Total	$8,228	$487	$—	$—	$8,228	$487

December 31, 2010:
Municipal securities	$14,613	$488	$—	$—	$14,613	$488
Corporate securities	1,020	7	—	—	1,020	7

Total	$15,633	$495	$—	$—	$15,633	$495

Note K – Loans and allowance for loan losses

The activity in the allowance for loan losses for the first nine months of 2011 and 2010 and related asset balances at September 30, 2011 and December 31, 2010 is summarized as follows:

	Construction & Development	Commercial Real Estate	Home Equity Lines	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2011
Beginning of year balance	$4,478	$3,364	$818	$846	$2,746	$79	$28	$12,359
Provision for loan losses	3,214	163	503	860	382	22	6	5,150
Charge-offs	(4,273)	(569)	(393)	(404)	(561)	(6)	—	(6,206)
Recoveries	163	477	15	—	90	1	—	746

Balance at September 30,	$3,582	$3,435	$943	$1,302	$2,657	$96	$34	$12,049

2010
Beginning of year balance	$2,993	$2,961	$903	$856	$2,025	$333	$10	$10,081
Provision for loan losses	4,735	4,776	141	982	2,654	16	4	13,308
Charge-offs	(3,743)	(4,338)	(352)	(886)	(2,310)	(226)	—	(11,855)
Recoveries	17	4	—	12	61	1	—	95

Balance at September 30,	$4,002	$3,403	$692	$964	$2,430	$124	$14	$11,629

Balances at September 30, 2011
Allowance for loan losses:
Ending balance individually evaluated for impairment	$801	$787	$402	$522	$1,237	$—	$—	$3,749

Ending balance collectively evaluated for impairment	$2,781	$2,648	$541	$780	$1,420	$96	$34	$8,300

Loans Outstanding:
Balance at September 30,	$52,450	$246,976	$64,881	$57,142	$61,656	$6,677	$—	$489,782

Ending balance individually evaluated for impairment	$5,672	$29,398	$1,551	$7,872	$5,269	$5	$—	$49,767

Ending balance collectively evaluated for impairment	$46,778	$217,578	$63,330	$49,270	$56,387	$6,672	$—	$440,015

Balances at December 31, 2010
Allowance for loan losses:
Ending balance individually evaluated for impairment	$2,122	$648	$106	$134	$1,125	$7	$—	$4,142

Ending balance collectively evaluated for impairment	$2,356	$2,716	$712	$712	$1,621	$72	$28	$8,217

Loans Outstanding:
Balance at December 31,	$113,564	$198,985	$63,312	$56,993	$72,956	$8,219	$—	$514,029

Ending balance individually evaluated for impairment	$23,576	$5,187	$833	$1,660	$2,625	$20	$—	$33,901

Ending balance collectively evaluated for impairment	$89,988	$193,798	$62,479	$55,333	$70,331	$8,198	$—	$480,127

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

	Number of Days Past Due				Current	Total Loans	Loans Past Due 90 Days or More & Accruing
	30-59 Days	60-89 Days	90 Days or More	Total Past Due
	(in thousands)
At September 30, 2011
Real Estate Loans:
Construction & development	$—	$—	$5,104	$5,104	$47,346	$52,450	$—
Commercial real estate	188	—	12,525	12,713	234,263	246,976	—
Home equity lines	—	—	775	775	64,106	64,881	—
Residential real estate	31	57	4,300	4,388	52,754	57,142	—

Total real estate	219	57	22,704	22,980	398,469	421,449	—
Commercial & industrial	170	—	1,720	1,890	59,766	61,656	—
Consumer & other	—	—	5	5	6,672	6,677	—

Total loans	$389	$57	$24,429	$24,875	$464,907	$489,782	$—

At December 31, 2010
Real Estate Loans:
Construction & development	$—	$—	$11,983	$11,983	$101,581	$113,564	$—
Commercial real estate	783	—	12,682	13,465	185,520	198,985	2,326
Home equity lines	245	—	832	1,077	62,235	63,312	—
Residential real estate	1,038	290	2,060	3,388	53,605	56,993	—

Total real estate	2,066	290	27,557	29,913	402,941	432,854	2,326
Commercial & industrial	71	3	2,462	2,536	70,420	72,956	—
Consumer & other	—	—	20	20	8,199	8,219	—

Total loans	$2,137	$293	$30,039	$32,469	$481,560	$514,029	$2,326

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At September 30, 2011 and December 31, 2010, the total recorded investment in impaired loans amounted to approximately $49,767,000 and $33,901,000, respectively. Of these impaired loans, $24,429,000 and $27,713,000 were on non-accrual at September 30, 2011 and December 31, 2010, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended*
	Recorded Investment	Unpaid Principal Balance	Related Loan Loss Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2011
With no related allowance recorded
Real Estate Loans:
Construction & development	$3,423	$3,547	$—	$3,586	$45
Commercial real estate	21,496	21,931	—	21,851	595
Home equity lines	388	405	—	395	14
Residential real estate	5,195	5,467	—	5,964	135

Total real estate	30,502	31,350	—	31,796	789
Commercial & industrial	3,941	3,972	—	4,177	131
Consumer & other	5	5	—	7	1

Total loans	$34,448	$35,327	$—	$35,980	$921

With an allowance recorded
Real Estate Loans:
Construction & development	$2,249	$2,300	$801	$2,391	$36
Commercial real estate	7,902	8,038	787	8,018	275
Home equity lines	1,163	1,174	402	1,169	43
Residential real estate	2,677	2,691	522	2,095	87

Total real estate	13,991	14,203	2,512	13,673	441
Commercial & industrial	1,328	1,338	1,237	1,358	49
Consumer & other	—	—	—	—	—

Total loans	$15,319	$15,541	$3,749	$15,031	$490

December 31, 2010
With no related allowance recorded
Real Estate Loans:
Construction & development	$7,233	$7,474	$—	$7,712	$207
Commercial real estate	3,141	4,032	—	3,651	83
Home equity lines	692	835	—	761	12
Residential real estate	996	1,207	—	1,163	25

Total real estate	12,062	13,548	—	13,287	327
Commercial & industrial	1,061	1,061	—	1,113	20
Consumer & other	—	—	—	—	—

Total loans	$13,123	$14,609	$—	$14,400	$347

With an allowance recorded
Real Estate Loans:
Construction & development	$16,343	$19,880	$2,122	$20,166	$398
Commercial real estate	2,046	2,060	648	2,057	82
Home equity lines	141	180	106	160	—
Residential real estate	664	671	134	686	27

Total real estate	19,194	22,791	3,010	23,069	507
Commercial & industrial	1,564	1,719	1,125	1,771	66
Consumer & other	20	21	7	25	2

Total loans	$20,778	$24,531	$4,142	$24,865	$575

*	period ended September 30, 2011 includes 9 months and period ended December 31, 2010 includes 12 months

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Real Estate Loans:
Construction & development	$5,104	$11,983
Commercial real estate	12,525	10,356
Home equity lines	775	832
Residential real estate	4,300	2,060

Total real estate	22,704	25,231
Commercial & industrial	1,720	2,462
Consumer & other	5	20

Total loans	$24,429	$27,713

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass – Acceptable loans

•	Special Mention – Loans with potential identified weaknesses in administration or servicing.

•	Criticized – Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at September 30, 2011 and December 31, 2010
	Construction & Development		Commercial Real Estate		Home Equity Lines of Credit
	2011	2010	2011	2010	2011	2010
	(in thousands)
Pass	$37,436	$83,697	$206,217	$169,845	$62,892	$60,002
Special Mention	1,158	—	8,223	3,602	320	1,683
Criticized	13,856	29,867	32,536	25,538	1,669	1,627

TOTAL	$52,450	$113,564	$246,976	$198,985	$64,881	$63,312

	Residential Real Estate		Commercial & Industrial		Consumer & Other
	2011	2010	2011	2010	2011	2010
	(in thousands)
Pass	$47,558	$52,804	$55,962	$68,077	$6,753	$8,183
Special Mention	295	326	260	251	14	16
Criticized	9,289	3,863	5,434	4,628	10	20

TOTAL	$57,142	$56,993	$61,656	$72,956	$6,777	$8,219

During 2011 and 2010, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings. The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the current period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company did not identify as troubled debt restructurings any receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

•	Rate Modification – A modification in which the interest rate is changed.

•	Term Modification – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

•	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification – Any other type of modification, including the use of multiple categories above.

Available commitments for troubled debt restructurings outstanding as of September 30, 2011 totaled $682,000.

The following tables present troubled debt restructurings as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Accrual Status		Non-Accrual Status		Total Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	4	$708	8	$3,758	12	$4,466
Commercial real estate	15	14,120	18	4,519	33	18,639
Home equity lines	0	—	1	150	1	150
Residential real estate	0	—	0	—	0	—

Total real estate	19	14,828	27	8,427	46	23,255
Commercial & industrial	7	3,333	6	784	13	4,117
Consumer & other	1	7	0	—	1	7

Total loans	27	$18,168	33	$9,211	60	$27,379

	December 31, 2010
	Accrual Status		Non-Accrual Status		Total Modifications
	#	Amount	#	Amount	#	Amount
	(in thousands)
Real Estate Loans:
Construction & development	0	$—	4	$4,090	4	$4,090
Commercial real estate	1	700	0	—	1	700
Home equity lines	0	—	0	—	0	—
Residential real estate	0	—	0	—	0	—

Total real estate	1	700	4	4,090	5	4,790
Commercial & industrial	0	—	5	356	5	356
Consumer & other	0	—	0	—	0	—

Total loans	1	$700	9	$4,446	10	$5,146

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

Troubled debt restructurings are classified as impaired loans when modified, and fair value calculations are performed to determine the specific reserves required in the allowance for loan losses related to these loans. Troubled debt restructurings can be removed from such status and returned to non-impaired status in years subsequent to restructure if the interest rate charged at restructure was greater than or equal to the rate charged for a new extension of credit with comparable risk and if the loan is performing and there is no available information to indicated that performance will not continue.

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011 and 2010, respectively:

	New Troubled Debt Restructurings
	Three Months Ended September 30, 2011
	Rate Modifications		Term Modifications		Payment Modifications		Combination Modifications		Total Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	—	$—	—	$—	12	$4,496	—	$—	12	$4,496
Commercial real estate	—	—	—	—	2	1,155	1	172	3	$1,327
Home equity lines	—	—	—	—	1	150	—	—	1	$150
Residential real estate	—	—	—	—	—	—	—	—	—	$—

Total real estate	—	—	—	—	15	5,801	1	172	16	5,973
Commercial & industrial	—	—	—	—	—	—	1	423	1	$423
Consumer & other	—	—	—	—	—	—	—	—	—	$—

Total loans	—	$—	—	$—	15	$5,801	2	$595	17	$6,396

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	—	$—	—	$—	12	$4,466	—	$—	12	$4,466
Commercial real estate	—	—	—	—	2	859	1	172	3	1,031
Home equity lines	—	—	—	—	1	150	—	—	1	150
Residential real estate	—	—	—	—	—	—	—	—	—	—

Total real estate	—	—	—	—	15	5,475	1	172	16	5,647
Commercial & industrial	—	—	—	—	—	—	1	423	1	423
Consumer & other	—	—	—	—	—	—	—	—	—	—

Total loans	—	$—	—	$—	15	$5,475	2	$595	17	$6,070

	Three Months Ended September 30, 2010
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	1	700	1	700
Home equity lines	—	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—	—

Total real estate	—	—	—	—	—	—	1	700	1	700
Commercial & industrial	—	—	—	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—	—	—	—

Total loans	—	$—	—	$—	—	$—	1	$700	1	$700

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	1	700	1	700
Home equity lines	—	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—	—

Total real estate	—	—	—	—	—	—	1	700	1	700
Commercial & industrial	—	—	—	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—	—	—	—

Total loans	—	$—	—	$—	—	$—	1	$700	1	$700

	New Troubled Debt Restructurings
	Nine Months Ended September 30, 2011
	Rate Modifications		Term Modifications		Payment Modifications		Combination Modifications		Total Modifications

	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	—	$—	—	$—	12	$4,496	—	$—	12	$4,496
Commercial real estate	—	—	—	—	4	1,346	26	13,660	30	$15,006
Home equity lines	—	—	—	—	1	150	—	—	1	$150
Residential real estate	—	—	—	—	—	—	—	—	—	$—

Total real estate	—	—	—	—	17	5,992	26	13,660	43	19,652
Commercial & industrial	—	—	1	441	5	3,174	2	491	8	4,106
Consumer & other	—	—	—	—	1	10	—	—	1	10

Total loans	—	$—	1	$441	23	$9,176	28	$14,151	52	$23,768

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	—	$—	—	$—	12	$4,466	—	$—	12	$4,466
Commercial real estate	—	—	—	—	4	1,046	26	13,435	30	14,481
Home equity lines	—	—	—	—	1	150	—	—	1	150
Residential real estate	—	—	—	—	—	—	—	—	—	—

Total real estate	—	—	—	—	17	5,662	26	13,435	43	19,097
Commercial & industrial	—	—	1	437	5	2,897	2	488	8	3,822
Consumer & other	—	—	—	—	1	7	—	—	1	7

Total loans	—	$—	1	$437	23	$8,566	28	$13,923	52	$22,926

	Nine Months Ended September 30, 2010
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	1	700	1	700
Home equity lines	—	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—	—

Total real estate	—	—	—	—	—	—	1	700	1	700
Commercial & industrial	—	—	—	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—	—	—	—

Total loans	—	$—	—	$—	—	$—	1	$700	1	$700

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	1	700	1	700
Home equity lines	—	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—	—

Total real estate	—	—	—	—	—	—	1	700	1	700
Commercial & industrial	—	—	—	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—	—	—	—

Total loans	—	$—	—	$—	—	$—	1	$700	1	$700

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine month periods ended September 30, 2011 and 2010, respectively:

TDRs with a payment default occurring within 12 months of restructure

During the three months ended
	September 30, 2011		September 30, 2010
	#	Amount	#	Amount
($ in thousands)
Real Estate Loans:
Construction & development	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity lines	—	—	—	—
Residential real estate	—	—	—	—

Total real estate	—	—	—	—
Commercial & industrial	—	—	—	—
Consumer & other	—	—	—	—

Total loans	—	$—	—	$—

During the nine months ended
	September 30, 2011		September 30, 2010
	#	Amount	#	Amount
($ in thousands)
Real Estate Loans:
Construction & development	—	$—	—	$—
Commercial real estate	14	3,419	—	—
Home equity lines	—	—	—	—
Residential real estate	—	—	—	—

Total real estate	14	3,419	—	—
Commercial & industrial	—	—	—	—
Consumer & other	—	—	—	—

Total loans	14	$3,419	—	$—

Troubled debt restructuring defaults can result in a higher allowance for loan losses and a corresponding higher provision for loan losses because defaults generally negatively impact the timing of and expected collections from these impaired loans. Impaired loans, which include troubled debt restructurings, are evaluated for specific additions to the allowance for loan losses by subtracting the recorded investment in these impaired loans from their fair values. Fair value is generally determined by the present value of future cash flows, collateral value, or liquidation value. Defaults generally reduce the present value of the future cash flows and can negatively impact the collateral values if declining real estate values are impacting the sale of collateral.

Note L – Fair value measurements

The Company has adopted the accounting standards within FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures”, which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company has not elected the fair value option to value liabilities. Securities available-for-sale and loans held for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans Held for Sale

The Company opted to account for loans held for sale at fair value which is measured based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2 valuation.

Assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are summarized below:

Description	Assets Measured at Fair Value	Fair Value Measured Using
		Level 1	Level 2	Level 3
			(in thousands)
At September 30, 2011:
Loans held for sale	$71,972	$—	$71,972	$—
Securities available-for-sale	$44,903	$272	$44,631	$—

At December 31, 2010:
Loans held for sale	$53,961	$—	$53,961	$—
Securities available-for-sale	$42,785	$681	$42,104	$—

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011 and December 31, 2010, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2 valuation. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as Level 3 valuation.

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

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At September 30, 2011, there were no fair value adjustments related to $452,000 of securities held to maturity.

Assets measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010 are summarized below:

Description	Assets Measured at Fair Value	Fair Value Measured Using
		Level 1	Level 2	Level 3
		(in thousands)
At September 30, 2011:
Impaired loans	$46,018	$—	$—	$46,018
Other real estate owned	$8,972	$—	$—	$8,972

At December 31, 2010:
Impaired loans	$29,759	$—	$—	$29,759
Other real estate owned	$9,848	$—	$—	$9,848

The following represents the estimated fair values and carrying amounts of financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$8,061	$8,061	$5,116	$5,116
Interest-bearing deposits with banks	5,693	5,693	17,710	17,710
Securities available for sale	44,903	44,903	42,785	42,785
Securities held to maturity	452	484	563	596
Net loans held for sale	71,972	71,972	53,961	53,961
Net loans held for investment	477,733	478,571	501,670	500,915
Accrued interest receivable	1,881	1,881	2,063	2,063

Financial Liabilities:
Demand and savings deposits	374,915	374,915	346,767	346,767
Time deposits	210,269	211,769	257,800	259,510
Federal Home Loan Bank advances	3,099	3,099	3,165	3,165
Securities sold under agreements to repurchase	2,835	2,835	432	432
Subordinated debt	9,160	9,160	9,104	9,104
Trust preferred debt	10,310	7,415	10,310	7,403
Accrued interest payable	383	383	693	693

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

The table below provides the carrying values of derivative instruments at September 30, 2011 and December 31, 2010:

Derivatives designated as	Carrying Value of Assets	Carrying Value of Liabilities	Gain (Loss) in Income	Notional Amount of Derivative
hedging instruments:	(in thousands)

At September 30, 2011:
Mortgage loan rate lock commitments	$431	$—	$431	$—
Mortgage backed securities forward sales	$—	$462	$(462)	$28,000

At December 31, 2010:
Mortgage loan rate lock commitments	$138	$—	$138	$—
Mortgage backed securities forward sales	$—	$55	$(55)	$12,500

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

Note N – Impact of recently adopted accounting standards

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this amendment has resulted in expanded narrative and tabular disclosures surrounding TDRs in the consolidated financial statements, as reflected in Note K.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. This amendment is effective for fiscal and interim periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to September 30, 2011. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Note O – Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2011 and December 31, 2010, pre-approved but unused lines of credit for loans totaled approximately $137,298,000 and $109,728,000, respectively. In addition, we had $7,382,000 and $9,370,000 in standby letters of credit at September 30, 2011 and December 31, 2010, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem, and a mortgage loan office in Burlington. Aggregate minimum lease payments over the next five years are $1,739,000 and $2,997,000 thereafter.

Note P – Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation; however, such reclassifications did not have an impact on net income.

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

Comparison of Financial Condition

Assets. Our total assets decreased by $14.9 million, or 2.2%, from $676.7 million at December 31, 2010, to $661.8 million at September 30, 2011. During the nine months ended September 30, 2011, cash and due from banks and interest-bearing deposits with banks decreased by $9.1 million while loans held for sale increased by $18.0 million, or 33.4%, and loans held for investment decreased $24.2 million, or 4.7%. The increase in loans held for sale resulted from strong originations of mortgage loans in September 2011 which had been sold but not yet delivered to investors. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in the first nine months of 2011 in addition to the slow demand experienced in 2010. The slowing demand complimented our planned asset reduction strategy to improve our capital ratios.

Liabilities. Total deposits decreased by $19.4 million, or 3.2%, from $604.6 million at December 31, 2010, to $585.2 million at September 30, 2011. Time deposits decreased $47.5 million, noninterest-bearing demand accounts increased by $10.4 million, and interest-bearing transaction accounts increased $17.8 million during the first nine months of 2011. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB’) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements increased $2.4 million and FHLB advances were down slightly during the first nine months of 2011. We had approximately $23.6 million in out-of-market time deposits from other institutions and $30.2 million in brokered deposits at September 30, 2011, a decrease of $12.2 million in these two types of accounts from December 31, 2010.

Stockholders’ Equity. Total stockholders’ equity increased $1.4 million at September 30, 2011 to $45.7 million from $44.3 million at December 31, 2010, due to retained net income and an increase in accumulated other comprehensive income from appreciation of investment securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and 2010

General. Net income (loss) was $812,000 and ($1,804,000) for the third quarter of 2011 and 2010, respectively. Net income (loss) available (allocable) to common stockholders was $520,000, or $0.15 per diluted share, for the three months ended September 30, 2011 compared to ($2,086,000), or ($0.62) per diluted share, for the three months ended September 30, 2010. Net income (loss) available (allocable) to common stockholders represents net income (loss) less preferred stock dividends and related discount accretion. Higher net income in 2011 resulted primarily from a lower provision for loan losses. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2010 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. While economic conditions have not improved substantially in 2011 in our primary markets, loan charge-offs have declined and the risk in the loan portfolio has declined as evidenced by a decrease in construction and development loans.

Net interest income. Net interest income of $5,991,000 for the three months ended September 30, 2011 was basically unchanged from the third quarter of 2010. An increase in the net yield on interest earning assets of 19 basis points in 2011 was offset by a planned decline in average interest-earning assets by $32.2 million. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.89% in the third quarter of 2011 from 3.70% in the third quarter of 2010. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2011 and 2010.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended September 30,
	2011			2010
	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost	Average Balance (1.)	Interest Inc./Exp.	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$30,387	$22	0.29%	$22,706	$16	0.28%
Non-taxable investments (2.)	13,359	184	5.46%	16,572	247	5.91%
Taxable investments	33,312	333	3.97%	30,502	393	5.11%
Loans held for sale	46,125	503	4.33%	56,574	654	4.59%
Loans (3.)	494,669	6,650	5.33%	523,714	7,117	5.39%

Interest-earning assets	617,852	7,692		650,068	8,427
Interest-earning assets			4.94%			5.14%

Non interest-earning assets	46,521			48,038

Total assets	$664,373			$698,106

Interest-bearing liabilities
Interest checking	$34,097	$26	0.30%	$31,692	$31	0.39%
Money market and savings	281,128	604	0.85%	262,395	826	1.25%
Time certificates and IRAs	218,915	822	1.49%	285,997	1,309	1.82%
Other borrowings	26,359	189	2.84%	24,875	201	3.21%

Total interest-bearing liabilities	560,499	1,641		604,959	2,367
Cost on average
Interest-bearing liabilities			1.16%			1.55%

Non-interest-bearing liabilities
Demand deposits	54,995			43,069
Other liabilities	3,499			3,828

Total non-interest-bearing liabilities	58,494			46,897

Total liabilities	618,993			651,856
Stockholders’ equity	45,380			46,250

Total liabilities and equity	$664,373			$698,106
Net interest income		$6,051			$6,060

Net yield on average interest-earning assets			3.89%			3.70%

Interest rate spread			3.78%			3.59%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $1,800,000 and $6,620,000 for the three months ended September 30, 2011 and 2010, respectively. The amount of the provision for loan losses decreased in 2011 primarily because of a decline in loans outstanding, a decrease in net loan charge-offs, fewer allowances for loan losses on impaired loans, and a change in the loan mix in 2011 with a material decline in construction and development loans. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $3,184,000 for the three months ended September 30, 2011, as compared to $4,030,000 for the three months ended September 30, 2010. Service charges increased while mortgage banking income and gain on sale of investments declined in the 2011 period. Loss on sale of real estate owned was $217,000 in the third quarter of 2011 compared to a gain of $14,000 in the third quarter of 2010.

Non-interest expense. Total non-interest expense amounted to $6,362,000 and $6,421,000 for the three months ended September 30, 2011 and 2010, respectively. Impairment of other real estate owned was $576,000 and $443,000 in the third quarter of 2011 and 2010, respectively, as real estate values in our lending markets have declined in 2010 and 2011. Lower expenses were incurred in the third quarter of 2011 in the areas of professional fees, outside data processing, FDIC insurance and advertising.

Income taxes. Income tax expense (benefit) was $201,000, or 19.8% of net income before income taxes, for the three month period ended September 30, 2011, as compared to ($1,226,000), or 40.5% of net loss before income taxes for the three month period ended September 30, 2010. Non-taxable income and income tax credits represented a larger percentage of net income (loss) before taxes in the third quarter of 2011 which resulted in the lower income tax rate in the 2011 period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 and 2010

General. Net income (loss) for the nine months ended September 30, 2011 and 2010, amounted to $1,366,000 and $(3,073,000), respectively. Net income (loss) available (allocable) to common stockholders for the nine months ended September 30, 2011 and 2010 amounted to $494,000, or $0.15 per diluted share, and $(3,928,000), or $(1.16) per diluted share, respectively. The increase in net income in 2011 was primarily due to a lower provision for loan losses and higher net interest income.

Net interest income. Net interest income increased 2.8% to $17,653,000 for the nine months ended September 30, 2011, from $17,171,000 for the nine months ended September 30, 2010. An increase in the net yield on interest earning assets accounted for the higher net interest income in 2011 as average interest-earning assets declined in 2011. The net yield on average interest earning assets increased in 2011 due to additional focus in pricing loans and interest-bearing deposits.

Provision for loan losses. The provision for loan losses amounted to $5,150,000 for the nine months ended September 30, 2011 compared to $13,308,000 for the nine months ended September 30, 2010, a decrease of 61.3%. The amount of the provision for loan losses decreased in 2011 because of lower loan charge-offs during 2011, a decrease in loans outstanding, and a change in the loan mix in 2011 with a material decline in construction and development loans. A change in the methodology of charging off impaired real estate loans when appraisals were obtained rather than when loans were deemed uncollectible was implemented in 2010 which also resulted in a higher provision for loan losses in the first nine months of 2010. We believe the allowance for loan losses is adequate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $7,914,000 for the nine months ended September 30, 2011, as compared to $8,665,000 for the nine months ended September 30, 2010. The decrease in 2011 was primarily attributable to lower mortgage banking income and less gain on sale of investment securities in 2011. Mortgage banking income declined $526,000, or 7.3%, in the first nine months of 2011 to $6,668,000 due to reduced mortgage refinancing by consumers in 2011.

Non-interest expense. Total non-interest expense amounted to $18,854,000 for the nine months ended September 30, 2011, as compared to $17,871,000 for the nine months ended September 30, 2010, an increase of 5.5%. Salaries and employee benefits increased $970,000, or 11.2%, in 2011 to $9,607,000 due to an increase in the number of full-time equivalent employees to 167 from 153 a year ago. The majority of the increased compensation resulted from the expansion of the mortgage division which added a retail loan production office on July 1, 2010 and has since expanded into a number of our banking offices. Impairment of other real estate owned was $1,999,000 and $1,912,000 for the nine months ended September 30, 2011 and 2010, respectively, as real estate prices continued to weaken in 2011 after declining in 2010. Warranty expense related to the sale of mortgage loans and included in other expenses was $323,000 and $264,000 for the first nine months of 2011 and 2010, respectively.

Income taxes. Income tax expense (benefit) was $197,000, or 12.6% of net income before income taxes, for the nine months ended September 30, 2011, as compared to ($2,270,000), or 42.5% of net loss before income taxes for the nine months ended September 30, 2010. Non-taxable income and income tax credits represented a larger percentage of net income (loss) before taxes in 2011 which resulted in the lower income tax rate in the 2011 period.

Asset Quality

Non-performing assets, composed of other real estate owned, other foreclosed assets, and non-accrual loans, totaled $33,473,000 at September 30, 2011, compared to $37,576,000 at December 31, 2010. Non-performing assets, as a percentage of total assets, was 5.06% at September 30, 2011, compared to 5.55% at December 31, 2010. There were $0 and $2,326,000 loans 90 days or more past due and still accruing interest at September 30, 2011 and December 31, 2010, respectively. Other real estate owned and other foreclosed assets were $9,044,000 at September 30, 2011 and $9,863,000 at December 31, 2010. The elevated level of non-performing assets at September 30, 2011 and December 31, 2010 is related to the decline in economic conditions in our lending markets. The seasonally adjusted unemployment rate in North Carolina increased to 10.5% in September 2011 from 9.8% in December 2010 but decreased from 10.9% at December 2009. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to the slow economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. We adopted a more conservative loan loss methodology in the second quarter of 2010 which resulted in higher allowances for loan losses in the second and third quarters of 2010. The specific portion of our allowance for loan losses, which relates to impaired loans, decreased to $3,749,000 at September 30, 2011 from $4,142,000 at December 31, 2010 and impaired loans increased to $49,767,000 at September 30, 2011 from $33,901,000 at December 31, 2010. There were several impaired loans with large specific allowances at December 31, 2010 which have been charged-off in 2011 which accounted for the higher amount of specific allowances at December 31, 2010. Net loan charge-offs amounted to $5,460,000 and $11,760,000 for the nine months ending September 30, 2011 and 2010, respectively. The general portion of our allowance for loan losses increased to $8,300,000 on non-impaired loans of $440,014,000 at September 30, 2011 from $8,217,000 on non-impaired loans of $480,127,000 at December 31, 2010. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.41% on loans secured by multi-family properties to 10.97% on unsecured consumer revolving loans, to categories of non-impaired loans at each period end. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as the changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The general section of our allowance for loan losses increased $83,000 from December 31, 2010 to September 30, 2011 because of an increase in qualitative factors by and to $1,091,000 which was primarily offset by a change in the mix of our loans with a decrease in construction and development loans and an increase in commercial real estate loans. Regulators recommended that the qualitative factors in our general section be re-emphasized in 2011 after a recommendation to de-emphasize these factors in 2010.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $5,460,000 for the nine months ended September 30, 2011 compared to $11,760,000 for the same period in 2010.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first nine months of 2011, we decreased our levels of short-term liquidity due to an increase in our loans held for sale and a planned decrease in our deposits, primarily out-of-market time deposits. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, decreased to $13.8 million at September 30, 2011 from $22.8 million at December 31, 2010. We also have substantial secondary sources of liquidity in the form of unused secured lines of credit from the FHLB and the Federal Reserve of approximately $127 million at September 30, 2011.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2011 and December 31, 2010, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank met its goal of increasing Tier 1 capital to average assets to 8% in 2011 through earnings and moderate asset growth in response to regulatory requests in January 2011. Tier 1 capital to average assets for Carolina Bank was 8.15% at September 30, 2011 compared to 7.59% at December 31, 2010. Carolina Bank Holdings, Inc. also agreed to seek regulatory approval to pay dividends on its preferred stock and interest on its trust preferred securities in 2011 which was granted through July 2011 but denied for the August preferred stock dividend and denied for the third quarter trust preferred interest payment.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2011. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2011. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Carolina Bank Holdings, Inc.

Date: November 10, 2011	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 10, 2011	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.