Form 10-K
period 2011-12-31
CAROLINA BANK HOLDINGS INC
filed 2012-03-22
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 000-31877

Carolina Bank Holdings, Inc.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2215437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 NORTH SPRING STREET
Greensboro, North Carolina	27401
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $7,419,072

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 3,387,045 shares of common stock outstanding as of March 20, 2012.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

At December 31, 2011, we had 174 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending to small-to-medium sized businesses located primarily in its market area, construction and development loans and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank started a mortgage loan division in 2007 to originate residential loans through third-party brokers and banks and to sell these loans at a profit to institutional investors. A retail loan production office was added to the mortgage loan division in 2010 and was expanded in 2011. The mortgage division originated approximately $780 million in loans held for sale during 2011.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro, High Point, Burlington, Winston-Salem and Asheboro, North Carolina and the areas immediately surrounding Greensboro, High Point, Burlington, Winston-Salem and Asheboro, all of which are located in Guilford, Alamance, Forsyth and Randolph Counties, North Carolina.

Competition

Commercial banking in the bank’s primary service area and in North Carolina as a whole is extremely competitive due to the early adoption of state laws permitting state-wide and interstate branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 22 commercial banks operate 147 full service offices, including all of the largest banks in North Carolina. In Alamance County, 16 commercial banks operate 49 full service branch offices. In Randolph County, 16 commercial banks operate 43 full service branch offices. In Forsyth County, 19 commercial banks operate 101 full service offices, including all of the largest banks in North Carolina.

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

Employees

Carolina Bank employed 174 full-time equivalent employees at December 31, 2011. We do not have any officers or employees who are not also officers or employees of the Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

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

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like the Registrant, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. On October 11, 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed on February 13, 2012. The proposal has been criticized and there is no consensus as to what the provisions will ultimately include. The Registrant will be reviewing the implications of the interagency rules on its investments once those rules are issued and will plan for any adjustments of its activities or its holdings in order to be in compliance by the announced compliance date.

A number of other provisions under the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Deposit Insurance. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (“DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the reserve ratio at 2.0%.

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

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation was effective April 1, 2011.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2011, the Registrant was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 9.63% and 12.53%, respectively. Also, as of December 31, 2011, the Bank was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 9.60% and 12.50%, respectively.

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

During 2011, the Bank agreed to increase its Tier 1 capital to average assets to 8% and to not pay any cash dividends or bonuses without the prior written consent of the supervisory authorities. The Bank met all of the aforementioned requirements during 2011.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

-	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

-	the establishment of uniform accounting standards by federal banking agencies,

-	the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

-	additional grounds for the appointment of a conservator or receiver, and

-	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $1.8 million at December 31, 2011. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $10.7 million up to $55.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2011, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 24.1% of total deposits and short-term borrowings at December 31, 2011, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. In addition, under North Carolina law, the Bank may declare and pay dividends only out of retained earnings. The FDIC and the Commissioner have the power to further restrict the payment of dividends by the Bank. During 2011, the Bank agreed to increase its Tier 1 capital to average assets to 8% and to not pay any cash dividends or bonuses without the prior written consent of the supervisory authorities. The Company also agreed during 2011 to obtain the written approval of the Federal Reserve before declaring or paying any dividend, common or preferred, or making any payments on trust preferred securities. Carolina Bank Holdings, Inc. paid approximately 50% and deferred approximately 50% of its preferred stock dividends and trust preferred security interest payments during 2011. No common stock dividends are anticipated in the near future.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $10.5 million at December 31, 2011. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

- making or servicing loans;

- performing certain data processing services;

- providing discount brokerage services;

- acting as fiduciary, investment or financial advisor;

- leasing personal or real property;

- making investments in corporations or projects designed primarily to promote community welfare; and

- acquiring a savings and loan association.

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

For additional information about this transaction and the Company’s participation in the Capital Purchase Program, please see Note 9 to the company’s audited consolidated financial statements included with this report and the company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2009.

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

The Company agreed during 2011 to obtain the written approval of the Federal Reserve before declaring or paying any dividend, common or preferred, or making any payments on trust preferred securities. Carolina Bank Holdings, Inc. paid approximately 50% and deferred approximately 50% of its preferred stock dividends and trust preferred securities payments during 2011. No common stock dividends are anticipated in the near future.

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

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Registrant and the Bank to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published.

Future Legislation

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

ITEM 1A. Risk Factors.

Item not applicable to smaller reporting companies.

ITEM 1B. Unresolved Staff Comments.

Item not applicable to smaller reporting companies.

ITEM 2. Properties.

The following table sets forth certain information regarding our properties:

		APPROX.
	YEAR	SQUARE
OFFICE LOCATION	OPENED	FOOTAGE	OWN/LEASE

Main Office
Corporate Office	2008	43,000	Land lease
101 North Spring Street
Greensboro, NC 27401

Lawndale Office
2604 Lawndale Drive	2000	12,000	Own
Greensboro, NC

Friendly Center Office
3124 Friendly Avenue	1996	5,300	Lease
Greensboro, NC

Jefferson Village Office
1601 Highwoods Blvd.	2001	3,000	Own
Greensboro, NC

Asheboro Office	2003	5,800	Own
335 S. Fayetteville Street
Asheboro, NC

High Point Office	2007	4,500	Own
4010 Brian Jordan Blvd.
High Point, NC

Burlington Office	2007	5,800	Own
3214 South Church Street
Burlington, NC

Winston-Salem Office
1590 Westbrook Plaza Drive	2008	1,500	Lease
Suite 103
Winston-Salem, NC

Burlington Loan	2010	2,500	Lease
Production Office
411-B Alamance Road
Burlington, NC 27215

ITEM 3. Legal Proceedings.

As of December 31, 2011, there were no pending material legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Summary

Our common stock is listed for quotation on the Nasdaq Global Market under the symbol “CLBH.” As of March 15, 2012, we had issued and outstanding 3,387,045 shares of common stock which were held by approximately 1,150 shareholders.

No cash dividends were declared or paid on shares of our common stock in 2011 or 2010.

Market for the Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “CLBH.” The following table gives the high and low sale prices for the calendar quarters indicated.

	Sales Prices
	High	Low

2011
First Quarter	$5.00	$3.10
Second Quarter	4.00	2.53
Third Quarter	2.91	2.25
Fourth Quarter	3.10	2.27

2010
First Quarter	$4.14	$3.00
Second Quarter	5.84	3.24
Third Quarter	3.90	2.86
Fourth Quarter	3.35	2.47

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6. Selected Financial Data.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial condition and results of operations. Because we have no material operations and conduct no business on our own other than owning our subsidiaries, Carolina Bank and Carolina Capital Trust, and because Carolina Capital Trust has no operations other than the issuance of its trust preferred securities, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of Carolina Bank. Carolina Bank also owns two limited liability companies for the purpose of holding foreclosed real estate, the assets and operations of which are consolidated into Carolina Bank and included herein. For ease of reading and because the financial statements are presented on a consolidated basis, Carolina Bank Holdings, Inc. and Carolina Bank are collectively referred to herein as “we”, “our”, or “us”, unless otherwise noted.

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

Securities available for sale, certain mortgage loans held for sale, derivative assets, and derivative liabilities are recorded at fair value on a recurring basis. From time to time, certain assets, consisting primarily of other real estate owned and impaired loans, may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. Management believes this is a critical accounting policy because the estimation of fair value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Comparison of Financial Condition

Assets. Our total assets decreased by $3.4 million or 0.5% from $676.7 million at December 31, 2010, to $673.3 million at December 31, 2011. During 2011, interest-bearing deposits with banks decreased $10.1 million, and loans held for sale increased by $38.0 million due to strong originations by our mortgage loan division and slower funding of loan sales by investors during the fourth quarter of 2011. Loans held for investment decreased by $27.0 million or 5.3% during 2011, from declining loan originations, primarily construction and development loans, loan charge-offs, and repossessions. Carolina Bank, which makes both commercial and retail loans, experienced slow loan demand in 2010 and 2011 due to declining economic conditions in its primary lending markets, Guilford, Randolph, Alamance, and Forsyth Counties, North Carolina. Our compounded annual growth rate for the five years ending December 31, 2011 for loans held for investment and assets was 9.1% and 10.3%, respectively.

Liabilities. Total liabilities decreased by $5.7 million or 0.9% from $632.4 million at December 31, 2010, to $626.8 million at December 31, 2011. Deposits decreased by $7.9 million, or 1.3%, during 2011 as non-interest bearing demand and savings deposits increased while time deposits declined. The decline in deposits in 2011 was a result of pricing and the lack of asset growth which would require additional liquidity. The compounded annual growth rate for the five years ending December 31, 2011 for deposits was 10.6%. Over the long term, we plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances decreased slightly during 2011.

Stockholders’ equity. Our total stockholders’ equity increased $2.3 million at December 31, 2011 to $46.6 million from $44.3 million at December 31, 2010, primarily from net income available to common shareholders of $1.2 million realized in 2011 and from an increase in accumulated other comprehensive income of $0.7 million primarily related to unrealized gains on our available for sale securities portfolio.

Asset Quality

Our non-performing assets, composed of foreclosed real estate and other repossessed assets, non-accrual loans and non-performing restructured loans, totaled $29.6 million at December 31, 2011, compared to $37.6 million at December 31, 2010. Non-performing assets, as a percentage of total assets, were 4.40% and 5.55% at December 31, 2011 and 2010, respectively. There were $0 million and $2.3 million in loans 90 days or more past due and still accruing interest at December 31, 2011 and 2010, respectively. Foreclosed real estate and other repossessed assets was $6.7 million and $9.8 million at December 31, 2011 and 2010, respectively. Net loan charge-offs totaled $7.4 million and $12.9 million for the years ended December 31, 2011 and 2010, respectively. Impaired but still performing loans increased to $22.6 million at December 31, 2011 from $6.2 million at December 31, 2010. In general, loans are impaired when, based on current information and events, collection of all contractual amounts due is not probable.

The decrease in non-performing assets in 2011 from 2010 resulted from success in disposing of problem loans and real estate and from a more accommodative approach toward struggling borrowers as evidenced by the sharp increase in performing troubled debt restructurings to $18.5 million at December 31, 2011 from $5.0 million at December 31, 2010. The economic conditions in our primary markets in North Carolina continued to be stressed during 2011 and 2010. The seasonally adjusted unemployment rate in North Carolina was 9.9% in December 2011 and 9.8% in December 2010. Our primary lending market in the Piedmont Triad experienced slightly higher unemployment rates than the North Carolina average in the past two years. The deteriorating economic conditions in our markets have negatively impacted our borrowers, particularly real estate developers and builders.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits with banks, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2011, we decreased our levels of short-term liquidity and investment securities to fund the increased volume of residential mortgage loans that are held for sale. Since December 31, 2011, short-term liquidity has increased as loans held for sale have declined. We have also increased our secondary sources of liquidity during 2010 and 2011 as our credit availability for additional advances from the Federal Home Loan Bank and available discount borrowings from the Federal Reserve exceeded $121 million at December 31, 2011.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of December 31, 2011 and 2010, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank increased Tier 1 capital to average assets to 8.02% in 2011 through earnings and moderate asset growth in response to regulatory requests. Tier 1 capital to average assets was 7.59% for Carolina Bank at December 31, 2010.

Due to our growth in recent years, the recent difficult economic environment, increased regulatory capital requirements, and our anticipation of continued growth, we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase Program in January 2009 to increase our capital which could further support future growth and assist us in meeting future regulatory capital requirements.

Results of Operations for the Years ended December 31, 2011 and 2010

General. We had net income of $2.4 million and a net loss of $2.4 million for the years ended December 31, 2011 and December 31, 2010, respectively. Net income available to common stockholders was $1.2 million or $0.36 per diluted share, for 2011 compared to a net loss allocable to common stockholders of $3.5 million, or $(1.04) per diluted share, in 2010. Net income (loss) available (allocable) to common stockholders represents net income (loss) less the preferred stock dividends and related discount accretion. The increase in net income in 2011 was primarily due to a lower provision for loan losses and a decline in impairments of other real estate owned. Net interest income, the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, was $24.1 million in 2011 compared to $23.3 million in 2010, an increase of 3.2%. Non-interest income, principally service charges and fees, mortgage banking income, increase in cash value of life insurance, plus gain on sale of investments amounted to $11.3 million in 2011 and $13.4 million in 2010. Mortgage banking income declined approximately $1.8 million, or 15.0%, during 2011 due to higher interest rates and fewer originations in early 2011. Our provision for loan losses was $6.9 million and $15.1 million in 2011 and 2010, respectively. Lower loan charge-offs, decreased reserves on impaired loans, and a change in the mix of loans resulted in a decrease in the provision for loan losses in 2011. We incurred non-interest expense of $25.6 million in 2011 and $26.1 million in 2010. The decrease in non-interest expense of $0.5 million or 1.7% was largely the result of decreased impairments of other real estate owned. Income tax expense of $0.6 million in 2011 compared to an income tax benefit of $2.1 million in 2010 was due to net income in 2011 compared to a net loss in 2010.

The commercial/retail bank segment reported 2011 net income of $1.1 million compared to a $5.1 million loss in 2010, primarily due to higher provisions for loan losses and higher impairments in the 2010 period. Our mortgage division reported net income of $1.5 million in 2011 compared to net income of $2.9 million in 2010 due to declining mortgage originations, increased regulatory costs, and lower profit margins on loans sold during 2011.

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

For the year ended December 31, 2011, net interest income increased by $0.8 million or 3.2% to $24.1 million from $23.3 million for the year ended December 31, 2010. The increase in net interest income was attributable to a higher net yield on interest earning assets which was partially offset by a decline in average interest-earning assets. Average interest-earning assets were approximately $621.9 million in 2011 compared to $650.9 million in 2010, a decrease of $29.0 million or 4.5%. The decrease in average interest-earning assets and interest-bearing liabilities was due to decreased loan demand and was partially planned in order to improve capital ratios.

The net yield on average interest-earning assets was 3.92% in 2011 and 3.63% in 2010. The interest rate spread was 3.82% in 2011 and 3.52% in 2010. The increase in the net yield on interest-earning assets and the interest rate spread in 2011 resulted from a greater drop in the cost of deposits and other borrowings than the drop in rates earned on interest-earning assets.

The table below provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2011 and 2010.

Net Interest Income and Average Balance Analysis

	For the Years Ended December 31,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	($ in thousands)
Interest-earning assets
Interest bearing deposits	$31,890	$77	0.24%	$28,190	$78	0.28%
Taxable investments	34,001	1,419	4.17%	32,466	1,637	5.04%
Non taxable investments (2.)	14,353	820	5.71%	15,870	962	6.06%
Loans held for sale	42,961	1,853	4.31%	44,985	2,063	4.59%
Loans (3.)	498,683	26,890	5.39%	529,415	28,486	5.38%
Interest-earning assets	621,888	31,059		650,926	33,226
Interest-earning assets			4.99%			5.10%

Non interest-earning assets	46,865			44,921

Total assets	$668,753			$695,847

Interest-bearing liabilities
Interest checking	$33,889	101	0.30%	$32,070	130	0.41%
Money market and savings	280,001	2,425	0.87%	270,216	3,375	1.25%
Time certificates and IRAs	228,512	3,411	1.49%	276,529	5,223	1.89%
Other borrowings	25,413	758	2.98%	25,334	845	3.34%
Total interest-bearing liabilities	567,815	6,695		604,149	9,573
Cost on average
Interest-bearing liabilities			1.18%			1.58%
Non-interest-bearing liabilities
Demand deposits	51,566			41,224
Other liabilities	4,039			3,910
Total non-interest-bearing liabilities	55,605			45,134
Total liabilities	623,420			649,283
Stockholders' equity	45,333			46,564
Total liabilities and equity	$668,753			$695,847
Net interest income		$24,364			$23,653
Net yield on average interest-earning assets			3.92%			3.63%
Interest rate spread			3.82%			3.52%

(1.)	Average balances are computed on a daily basis
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.

(3.)	Nonaccrual loans are included in the average loan balance.

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

Rate / Volume Variance Analysis

		Year Ended
	December 31, 2011 vs. 2010
	Interest	Increase (Decrease)
	Increase	Due To Change in
	(Decrease)	Volume	Rate
	($ in thousands)
Interest-earning assets:
Interest-earning deposits/Fed funds sold	$(1)	$10	$(11)
Taxable investments	(218)	74	(292)
Non taxable investments	(142)	(89)	(53)
Loans held for sale	(210)	(90)	(120)
Loans	(1,596)	(1,657)	61
Total interest-earning assets	(2,167)	(1,752)	(415)

Interest-bearing liabilities:
Interest checking	$(29)	$7	$(36)
Money market and savings	(950)	119	(1,069)
Time certificates and IRAs	(1,812)	(821)	(991)
Other borrowings	(87)	2	(89)
Total interest-bearing liabilities	(2,878)	(693)	(2,185)

Net interest income	$711	$(1,059)	$1,770

The improvement in net interest income in 2011 over 2010 was the result of greater reduction in rates paid on interest-bearing liabilities than rates earned on interest-bearing assets. The increase of $10.3 million in average non-interest-bearing demand deposits in 2011 also had a positive impact on net interest income in 2011.

Provision for loan losses. The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for known and expected loan losses in our loan portfolio. The provision for loan losses decreased in 2011 to $6.9 million from $15.1 million in 2010, primarily because of lower specific allowances required on impaired loans and fewer charge-offs in 2011. Declining real estate values and tepid demand for new real estate negatively impacted the ability of many of our borrowers to make loan payments in 2011 and 2010 resulting in significant increases in loan charge-offs, non-performing loans, and impaired loans. The level of the allowance for loan losses is based on our estimate as to the amount required to maintain an allowance adequate enough to provide for known and expected losses. We consider, among other things, nonperforming loans, impaired loans, delinquencies, collateral values, loss trends, and general economic conditions when assessing the adequacy of the allowance. The allowance for loan losses was $11.8 million or 2.42% of loans and $12.4 million or 2.40% of loans at December 31, 2011 and 2010, respectively. The increased provision for loan losses in 2010 primarily resulted from higher charge-offs of impaired loans and the impact of the higher charge-offs on the loss trends that are used to calculate the allowance on the non-impaired loans. Charge-offs, net of recoveries, were $7.4 million and $12.9 million during 2011 and 2010, respectively.

The following table describes the activity relating to our allowance for loan losses for the years indicated:

Analysis of the Allowance for Loan Losses

	At or for the Year
	Ended December 31
	2011	2010
	($ in thousands)
Beginning Balance	$12,359	$10,081
Provision for loan losses	6,850	15,133
Charge-Offs:
Commercial	(569)	(2,727)
Real Estate	(7,617)	(10,005)
Consumer	(6)	(237)
Total	(8,192)	(12,969)
Recoveries:
Commercial	100	64
Real Estate	674	47
Consumer	2	3
Ending Balance	$11,793	$12,359

Non-interest income. Non-interest income consists principally of service charges and fees, mortgage banking income, investment services income, increase in cash value of life insurance, gain on sale of investments, and repossessed asset gains (losses). Non-interest income was $11.3 million and $13.4 million in 2011 and 2010, respectively. Service charges increased 8.4% in 2011 to $1.0 million, primarily from an increase in commercial services and increased non-sufficient funds fees. Mortgage banking income, which represents fees earned from the origination and sale of mortgage loans, declined to $9.9 million in 2011 from $11.7 million in 2010 due to a decrease in the profit margin on loan sales and a small decrease in originations. The mortgage division originates loans through other banks and brokers in addition to its own retail loan officers and sells the loans to investors. Approximately 30% of the mortgage banking income in 2011 was generated by our retail mortgage loan officers. Other non-interest income included $0.4 million from the increase in cash value of life insurance in both 2011 and 2010. Gains on the sale of investments of $0.2 million in 2011 and $0.5 million in 2010 and repossessed asset losses of $0.3 million in 2011 and 2010 are also included in non-interest income.

Non-interest expenses. Non-interest expenses were $25.6 million in 2011 compared to $26.1 million in 2010, a decrease of $0.5 million or 1.7%. Salaries and employee benefits increased 7.3% to $13.1 million in 2011 from $12.2 million in 2010, primarily from expansion of our mortgage division and from increased benefit costs. The number of full time equivalent employees rose to 174 at December 31, 2011 from 155 at the end of 2010. Impairment charges on repossessed assets decreased to $2.4 million in 2011 from $3.4 million in 2010 because real estate prices values declined less in 2011 than in 2010. Repossessed asset expenses were $1.1 million in 2011 and $1.0 million in 2010, reflecting an elevated level of investment in repossessed property due to the declining real estate market experienced in recent years. Other non-interest expense includes warranty expenses of $0.4 million in 2011 and $0.6 million in 2010, related to providing for claims, both real and estimated, that might arise from borrower fraud or underwriting errors in our mortgage division. Four warranty claims totaling $0.4 million have been incurred since establishment of the mortgage division in 2007, and the current liability to fund future claims is $0.8 million at December 31, 2011. In addition, four loans with principal balances of $0.6 million have been repurchased and marked to market of $0.5 million through a charge against income.

Income taxes. Income tax expense of $0.6 million, or 18.9% of income before income taxes in 2011, compared to an income tax benefit of $2.1 million, or 46.5% of loss before income taxes in 2010. The more favorable tax rate in 2011 is primarily due to a higher percentage of non taxable income from municipal securities and from the increase in cash value of life insurance as a percentage of net income before income taxes and from larger tax credits in 2011.

Financial condition. Total assets were $673.3 million at December 31, 2011, a decrease of 0.5% from total assets of $676.7 million at December 31, 2010. Most categories of assets decreased in 2011 except loans held for sale which increased 70.4% due to increased lending and slower processing of loans sold in the fourth quarter of 2011. Deposits declined as we adjusted our pricing to match our asset funding needs. We periodically utilize wholesale deposit sources such as broker deposits and deposits from other depository institutions on a limited basis to meet specific asset/liability management needs or to realize substantially lower funding costs. We had approximately $29.7 million and $23.8 million in deposits from other depository institutions and $29.0 million and $42.2 million of brokered deposits at December 31, 2011 and December 31, 2010, respectively. The decrease in these sources of deposits in 2011 was planned in an effort to better match our liquidity needs and to improve our capital ratios through asset reduction.

Much of our asset decline in 2011 occurred in loans held for investment and interest-bearing deposits with banks which together funded much of the $38.0 million increase in loans held for sale. Interest-bearing deposits with banks of $7.6 million primarily represent overnight deposits with the Federal Reserve and Federal Home Loan Bank and declined $10.1 million in 2011. Investment securities declined $0.7 million. Loans held for investment decreased $27.0 million, or 5.3%, to $487.0 million at December 31, 2011, due to loan pay-offs, loan charge-offs, and repossessions of assets from non-performing loans. Prior to 2010, we experienced double digit growth in loans held for investment, but commercial and construction loan demand weakened in 2010 and 2011 as a result of declining real estate prices and weak economic growth. We believe our targeted marketing efforts, experienced lenders, local decision making, and emphasis on personal relationships and superior customer service have been key drivers of our loan growth in prior years; however, our emphasis on stronger risk management practices and a weak economy limited growth in 2010 and 2011. Approximately 86.3% of our loans at December 31, 2011 were secured by some form of real estate. At December 31, 2011, loans secured by residential properties in the form of home equity lines and closed end loans comprised 24.2% of our loan portfolio while construction & development loans and commercial real estate loans comprised 10.6% and 51.5% of our loan portfolio, respectively. Another 12.5% of our loan portfolio were commercial and industrial loans with the balance in consumer and other loans.

Asset quality is a primary concern of our credit administration. A thorough credit analysis is made of most loans before origination. Experienced lenders and a credit administrator review the loans’ structure including terms, rate, collateral and repayment sources in addition to adherence to our lending policy. On an ongoing basis, a risk rating program and other credit administration tools are utilized to monitor loans and overall asset quality. Non-performing loans amounted to approximately $22.9 million, or 4.71% of loans outstanding, and $27.7 million, or 5.39% of loans outstanding, at December 31, 2011 and 2010, respectively. Our allowance for loan losses was 2.42% and 2.40% of loans outstanding at December 31, 2011 and 2010, respectively. Net loan charge-offs were 1.49% and 2.43% of average loans during 2011 and 2010, respectively.

Investment securities declined to $42.6 million at December 31, 2011 from $43.3 million at December 31, 2010, a decrease of 1.6%. Approximately $9.7 million in investment securities were sold in 2011 to reduce risk in municipal securities and to minimize additional FDIC insurance assessments related to corporate securities. Our investment securities portfolio consists primarily of mortgage-backed securities issued by the U.S. government and government sponsored entities, municipal securities, and corporate securities. Approximately 99.1% of the investment securities at December 31, 2011 were classified as available-for-sale and were recorded at market value. Changes in market value are reflected as a separate component of stockholders’ equity. We do not engage in the practice of trading securities.

Other real estate owned which consists of foreclosed real estate declined $3.1 million, or 31.7% to $6.7 million at December 31, 2011 from $9.8 million at December 31, 2010 as we have more aggressively marketed properties during 2011.

We opened for business in November 1996 and have not paid any cash dividends to our stockholders. Stock dividends were paid in 2007, 2005, 2004, 2001, and 2000. Certain reclassifications were made to common stock from other equity accounts to record the stock dividends.

Investment Portfolio. At December 31, 2011 and 2010, our investment portfolio comprised approximately 6.3% and 6.4% of total assets, respectively.

The following table summarizes the carrying value amounts of securities at the dates indicated. Available-for-sale securities are reported at estimated fair value and held to maturity securities are reported at amortized cost.

Analysis of Investment Securities

Amortized Cost and Market Values

	At December 31,
	2011		2010
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	($ in thousands)
Available for Sale
US agency securities	$-	$-	$1,000	$1,011
Mortgage-backed securities	13,489	14,494	15,275	16,273
Municipal securities	16,531	17,767	19,685	19,271
Corporate securities	10,179	9,606	5,536	5,549
Unrestricted stock	266	341	533	681
	40,465	42,208	42,029	42,785

Held to Maturity
Mortgage-backed securities	392	420	563	596

Total	$40,857	$42,628	$42,592	$43,381

The following table presents maturities and weighted average yields of debt securities at the date indicated.

Analysis of Investment Securities
	At December 31, 2011
	Due One	One Year	Five Years	Due
	Year or	Through	Through	After		Market
	Less	Five Years	Ten Years	Ten Years	Total	Value
	($ in thousands)
Investment Securities
Mortgage-backed securities	$98	$343	$4,234	$9,206	$13,881	$14,914
Municipal securities	-	-	2,266	2,848	5,114	5,409
Tax-free municipal securities	-	-	1,008	10,409	11,417	12,358
Corporate securities	-	6,753	1,426	2,000	10,179	9,606
Total	$98	$7,096	$8,934	$24,463	$40,591	$42,287

Weighted Average Yields
Mortgage-backed securities	4.87%	4.21%	4.81%	3.92%	4.21%
Municipal securities	-	-	4.80%	4.21%	4.47%
Tax-free municipal securities	-	-	4.25%	5.91%	5.76%
Corporate securities	-	1.68%	2.56%	7.83%	3.01%
	4.87%	1.80%	4.38%	5.12%	4.38%

Loan Portfolio. Our loan portfolio is concentrated in real estate loans. Construction and development loans, which carry more risk during recessions and periods of falling real estate prices, represented 10.6% of the loan portfolio. Commercial real estate loans, secured by nonfarm nonresidential and multifamily properties, represent 51.5% of the loan portfolio and have experienced higher levels of charge-offs in the past two years. There are no foreign loans. The following table presents, at the dates indicated, the composition of our loan portfolio by loan type:

Analysis of Loans
	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans Secured by Real Estate:
Construction & development	$51,383	10.55%	$113,564	22.09%
Commercial real estate	251,015	51.54%	198,985	38.71%
Home equity lines	66,172	13.59%	63,312	12.32%
Residential real esate	51,499	10.57%	56,993	11.09%
Total Loans Secured by Real Estate	420,069	86.25%	432,854	84.21%

Commercial and industrial	60,863	12.50%	72,956	14.19%
Consumer & other	6,099	1.25%	8,219	1.60%

Total Loans Held for Investment	$487,031	100.00%	$514,029	100.00%

The table that follows shows the loan portfolio at December 31, 2011 by loan type, maturity and whether the interest rate is fixed or variable. Loans on non-accrual have been excluded.

Analysis of Certain Loan Maturities
As of December 31, 2011

	Real Estate		Commercial		Consumer & Other		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Due within one year:	$81,150	20.35%	$30,212	50.95%	$1,164	19.41%	$112,526	24.25%

Due after one year through five years:
Fixed Rate	95,580	23.97%	10,915	18.41%	1,464	24.41%	107,959	23.26%
Variable Rate	110,217	27.64%	16,746	28.24%	3,186	53.13%	130,149	28.04%
	205,797	51.60%	27,661	46.65%	4,650	77.54%	238,108	51.30%

Due after five years:
Fixed Rate	29,085	7.29%	707	1.19%	183	3.05%	29,975	6.46%
Variable Rate	82,795	20.76%	712	1.20%	-	0.00%	83,507	17.99%
	111,880	28.05%	1,419	2.39%	183	3.05%	113,482	24.45%

	$398,827	100.00%	$59,292	100.00%	$5,997	100.00%	$464,116	100.00%

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

Loans secured by real estate mortgages comprised 86.3% and 84.2% of our loan portfolio at December 31, 2011 and 2010, respectively. Residential real estate loans consist mainly of first and second mortgages on single-family homes. Loan-to-value ratios for these loans are generally limited to 90% for second mortgages and 85% for first mortgages, unless private mortgage insurance is obtained. Commercial real estate loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and commercial real estate loans is dependent primarily on the income and cash flows of the borrowers with the real estate serving as a secondary source of repayment. Real estate construction loans generally consist of financing of commercial real estate projects and some one-to-four family dwellings. Usually the loan-to-cost ratios are limited to 80%, and permanent financing commitments are generally required prior to advancing loan proceeds.

Commercial and industrial loans primarily represent loans to businesses and may be made on either a secured or unsecured basis. Commercial lending involves risk because repayment usually depends on the cash flows generated by a borrower’s business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions. To manage this risk, initial and continuing financial analysis of a borrower’s financial information is generally required.

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

Our allowance for loan losses is composed of two parts, a specific portion related to impaired loans and a general section related to loans that are not impaired. Loans are impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms will not be collected. Our impaired loans increased to $45.5 million at December 31, 2011 from $33.9 million at December 31, 2010. Impaired loans primarily increased in 2011 because performing troubled debt restructurings increased $13.5 million from $5.0 million at December 31, 2010 to $18.5 million at December 31, 2011. Most of these new troubled debt restructurings did not require any specific allowances for loan losses. The specific portion of our allowance for loan losses, which relates to impaired loans, decreased to $2.7 million at December 31, 2011 from $4.1 million at December 31, 2010. The decline in the specific portion of our allowance relates to the timing of write-offs on real estate loans. At December 31, 2010, there were $3.0 million allowances on impaired real estate loans that were later charged-off in 2011 while there were only $1.3 million of allowances on impaired real estate loans at December 31, 2011. The general allowance, the difference between our allowance for loan losses and the specific portion of the allowance for loan losses, increased to $9.1 million at December 31, 2011 from $8.2 million at December 31, 2010. These allowances apply to performing loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from .41% on multifamily loans to 4.79% on construction and development loans, to categories of performing loans at each period end. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as the changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. Qualitative factors increased by and to $1.6 million at December 31, 2011 as regulators recommended that qualitative factors be re-emphasized in 2011 after a recommendation to de-emphasize qualitative factors in 2010.

The following table presents the allocation of the allowance for loan losses at December 31, 2011 and 2010, compared with the percent of loans in the applicable categories of total loans.

Allocation of the Allowance for Loan Losses

	At December 31,
	2011		2010
		% Loans		% Loans
		in Each		in Each
	Amount	Category	Amount	Category
	($ in thousands)
Balance at end of period applicable to:

Real Estate Loans
Construction & development	$2,948	10.55%	$4,478	22.09%
Commercial real estate	3,690	51.54%	3,364	38.71%
Home equity lines of credit	1,126	13.59%	818	12.32%
Residential real estate	994	10.57%	846	11.09%
	8,758	86.25%	9,506	84.21%
Commercial and Consumer Loans
Commercial & industrial	2,985	12.50%	2,746	14.19%
Consumer and other	46	1.25%	79	1.60%

Unallocated	4		28

Total	$11,793	100.00%	$12,359	100.00%

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

Non-Performing Assets
	At December 31,
	2011	2010
	($ in thousands)
Nonaccrual loans	$13,855	$27,357
Restructured loans	9,060	356
Total nonperforming loans	22,915	27,713
Real estate owned	6,728	9,848
Other repossessed assets	-	15
Total nonperforming assets	$29,643	$37,576

Accruing loans past due 90 days or more	$-	$2,326
Performing restructured loans	18,502	4,972
Allowance for loan losses	11,793	12,359
Nonperforming loans to period end loans held for investment	4.71%	5.39%
Allowance for loan losses to nonperforming loans	51.46%	44.60%
Nonperforming assets to total assets	4.40%	5.55%

The elevated level of non-performing assets at December 31, 2011 and 2010 is related to the declining economic conditions in our lending markets. Construction and land development loans have been particularly affected by the economic downturn as demand for new housing or developed property has declined from prior years. Our construction and land development loans had the highest level of charge-offs in 2011 and 2010 and these loans have declined substantially during 2011 due to the economic downturn. During 2011, we increased our restructuring of loans to borrowers experiencing financial difficulty to improve the likelihood of repayment in full under the modified terms. Performing restructured loans increased to $18.5 million at December 31, 2011 from $5.0 million at December 31, 2010. The primary reason for the increase in our impaired loans during 2011 was that troubled debt restructured loans are classified as impaired loans under current accounting principles. The following table gives expanded disclosure of our loans outstanding and impaired loans by loan type along with specific loan loss allowances at December 31, 2011 and December 31, 2010, and net loan charge-offs in 2011 and 2010.

	At December 31, 2011
			Impaired Loans		Year to Date
	Loans Outstanding			Specific Loan	Net Loan
	Balances	Percent	Balances	Loss Allowances	Charge-offs
	($ in thousands)
Real Estate Loans:
Construction & development	$51,383	10.55%	$4,606	$23	$4,970
Commercial real estate	251,015	51.54%	27,183	595	835
Home equity lines	66,172	13.59%	1,858	556	390
Residential real estate	51,499	10.57%	5,978	165	748
Total real estate	420,069	86.25%	39,625	1,339	6,943
Commercial and industrial	60,863	12.50%	5,868	1,398	469
Consumer & other	6,099	1.25%	10	-	4
Total loans held for investment	$487,031	100.00%	$45,503	$2,737	$7,416

	At December 31, 2010
			Impaired Loans		Year to Date
	Loans Outstanding			Specific Loan	Net Loan
	Balances	Percent	Balances	Loss Allowances	Charge-offs
	($ in thousands)
Real Estate Loans:
Construction & development	$113,564	22.09%	$23,576	$2,122	$3,742
Commercial real estate	198,985	38.71%	5,187	648	4,558
Home equity lines	63,312	12.32%	833	106	525
Residential real estate	56,993	11.09%	1,660	134	1,133
Total real estate	432,854	84.21%	31,256	3,010	9,958
Commercial and industrial	72,956	14.19%	2,625	1,125	2,663
Consumer & other	8,219	1.60%	20	7	234
Total loans held for investment	$514,029	100.00%	$33,901	$4,142	$12,855

Deposits. The maturity distribution of time deposits of $100,000 or more at December 31, 2011 and 2010 is presented below. Such deposits may be more volatile and interest rate sensitive than other deposits. Our deposit focus in 2011 centered on increasing lower cost demand accounts and lowering the pricing on time deposits to improve our net interest income which resulted in a decline in time deposits.

Certificates of Deposit in Amounts of $100,000 or More

	At December 31,
Remaining maturity:	2011	2010
	($ in thousands)
Three months or less	$17,737	$45,378
Over three through six months	55,542	22,979
Over six through twelve months	26,292	24,398
Over twelve months	21,454	39,792
	$121,025	$132,547

Interest rate sensitivity. Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Prior to 2010, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2010, we set our Carolina Bank prime at 4.50% when the Wall Street Journal Prime declined to 3.25% with the expectation that the Carolina Bank prime would not rise again until the Wall Street Journal Prime exceeded 4.25%. Approximately 55% of our loans held for investment, or $267.9 million at December 31, 2011, adjust with the Carolina Bank prime. We also implemented floors on a number of our variable rate loans which benefits our loan yields in a very low rate environment. Our net yield on average interest-earning assets increased to 3.92% in 2011 from 3.63% in 2010 because deposit yields declined more than asset yields. Our simulation analysis indicates that our net interest margin will decline approximately 4.1%, if interest rates immediately rise 1% and will not begin to rise until interest rates rise between 2% and 3%. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is the major reason for the potential decline in net interest income as the Wall Street Journal Prime increases.

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

			More than
	0-90	91-365	1 Year to	Over
	Days	Days	3 Years	3 Years	Total
	(Dollars in Thousands)
Interest-earning assets
Interest-bearing deposits	$7,647	$-	$-	$-	$7,647
Investment securities	9,576	3,856	1,724	27,103	42,259
Loans held for sale	91,955	-	-	-	91,955
Loans	92,060	56,403	127,052	188,601	464,116
Total	201,238	60,259	128,776	215,704	605,977

Interest-bearing liabilities
Savings, NOW and money market	324,449	-	-	-	324,449
Time Deposits	40,820	90,977	49,696	33,222	214,715
Federal Home Loan Bank advances	23	71	197	2,784	3,075
Securities sold under agreements to repurchase	1,536	-	-	-	1,536
Subordinated debentures	19,489	-	-	-	19,489
Total	386,317	91,048	49,893	36,006	563,264

Interest sensitive gap	$(185,079)	$(30,789)	$78,883	$179,698	$42,713

Cumulative gap	$(185,079)	$(215,868)	$(136,985)	$42,713	$42,713

Ratio of interest-sensitive assets to interest-sensitive liabilities	52.09%	66.18%	258.10%	599.08%	107.58%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	52.09%	54.78%	74.02%	107.58%	107.58%

Return on equity and assets. The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), cash dividend payout ratio (cash dividends declared divided by net income), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

	For the Year
	Ended December 31,
	2011	2010

Return on Average Assets	0.36%	-0.34%
Return on Average Stockholders' Equity	5.29%	-5.14%
Dividend Payout Ratio	-	-
Average Stockholders' Equity as a Percentage of Average Assets	6.78%	6.69%

Capital resources. Carolina Bank Holdings, Inc. and Carolina Bank are subject to various regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain minimum ratios of capital to risk-weighted assets and average total assets. Carolina Bank Holdings, Inc. and Carolina Bank exceeded all minimum published capital requirements, and Carolina Bank met the requirements to be categorized as “well capitalized” at December 31, 2011 and 2010. Included in the regulatory capital of Carolina Bank Holdings, Inc. and Subsidiary is $10.0 million in junior subordinated debentures which has been primarily reinvested in the Bank. Another $9.2 million in junior subordinated debentures issued by Carolina Bank in 2008 is included in the regulatory capital of the Bank and the consolidated capital of Carolina Bank Holdings, Inc and Subsidiary. On January 9, 2009 we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase Program to help support future growth. The preferred stock is included in the consolidated capital of Carolina Bank Holdings, Inc. and Subsidiary, and $13 million of this capital, which was reinvested in the Bank, is included in the Bank’s capital. During 2011, Carolina Bank agreed to increase its Tier 1 capital to average assets to 8% and to not pay any cash dividends or bonuses without the prior written consent of the supervisory authorities. Carolina Bank believes compliance with these additional terms was met in 2011. Carolina Bank Holdings, Inc. also agreed to obtain the written approval of the Federal Reserve before declaring or paying any dividend, common or preferred, or making any payments on trust preferred securities. Carolina Bank Holdings, Inc. paid dividends on its preferred stock and interest on its trust preferred securities during the first half of 2011, but its requests to make these payments were denied in the last half of 2011. No common stock dividends are anticipated in the near future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Carolina Bank Holdings, Inc. and Subsidiary

Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Carolina Bank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Bank Holdings, Inc. and Subsidiary at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina

March 22, 2012

 CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
	(in thousands, except share data)
Assets
Cash and due from banks	$5,664	$5,116
Interest-bearing deposits with banks	7,647	17,710
Securities available-for-sale, at fair value	42,208	42,785
Securities held-to-maturity	392	563
Loans held for sale	91,955	53,961
Loans	487,031	514,029
Less allowance for loan losses	(11,793)	(12,359)
Net loans	475,238	501,670
Premises and equipment, net	17,442	18,622
Other real estate owned	6,728	9,848
Bank-owned life insurance	10,385	10,003
Other assets	15,666	16,423
Total assets	$673,325	$676,701

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$57,475	$43,564
NOW, money market and savings	324,449	303,203
Time	214,715	257,800
Total deposits	596,639	604,567

Advances from the Federal Home Loan Bank	3,075	3,165
Securities sold under agreements to repurchase	1,536	432
Subordinated debentures	19,489	19,414
Other liabilities and accrued expenses	6,028	4,841
Total liabilities	626,767	632,419

Commitments (note 11)
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares in 2011 and 2010	15,177	14,811
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 in 2011 and 2010	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,870	15,834
Retained earnings	9,132	7,910
Stock in directors' rabbi trust	(875)	(718)
Directors' deferred fees obligation	875	718
Accumulated other comprehensive income	1,151	499
Total stockholders’ equity	46,558	44,282
Total liabilities and stockholders’ equity	$673,325	$676,701

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2011 and 2010

	2011	2010
	(in thousands, except per share data)
Interest income
Loans	$28,743	$30,549
Investment securities, taxable	1,419	1,637
Investment securities, non taxable	551	650
Interest from deposits in banks	77	78
Total interest income	30,790	32,914

Interest expense
NOW, money market, savings	2,526	3,505
Time deposits	3,411	5,223
Other borrowed funds	758	845
Total interest expense	6,695	9,573

Net interest income	24,095	23,341
Provision for loan losses	6,850	15,133
Net interest income after provision for loan losses	17,245	8,208
Non-interest income
Service charges	986	910
Mortgage banking income	9,928	11,686
Gain on sale of investment securities	239	535
Loss on sale of other real estate owned	(316)	(273)
Other	503	517
Total non-interest income	11,340	13,375

Non-interest expense
Salaries and benefits	13,129	12,232
Occupancy and equipment	2,519	2,490
Professional fees	929	1,418
Outside data processing	793	948
FDIC insurance	1,026	1,109
Advertising and promotion	731	699
Stationery, printing and supplies	614	557
Impairment of other real estate owned	2,442	3,350
Other real estate owned expense	1,106	1,027
Other	2,342	2,231
Total non-interest expense	25,631	26,061

Income (loss) before income taxes	2,954	(4,478)
Income tax expense (benefit)	557	(2,084)
Net income (loss)	2,397	(2,394)
Dividends and accretion on preferred stock	1,174	1,142
Net income (loss) available (allocable) to common stockholders	$1,223	$(3,536)
Net income (loss) per common share
Basic	$0.36	$(1.04)
Diluted	$0.36	$(1.04)

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2011 and 2010

	2011	2010
	(in thousands)

Net income (loss)	$2,397	$(2,394)

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	1,227	(229)
Tax effect	(417)	78
Reclassification of gains recognized in net income	(239)	(535)
Tax effect	81	182
	652	(504)

Comprehensive income (loss)	$3,049	$(2,898)

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2011 and 2010

						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)
Balance, December 31, 2009	$14,473	$3,387	$1,841	$15,799	$11,445	$(874)	$874	$1,003	$47,948

Comprehensive income
Net loss	-	-	-	-	(2,394)	-	-	-	(2,394)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	(504)	(504)
Comprehensive income
Directors' deferred fees paid less deferrals of new fees	-	-	-	-	-	156	(156)	-	-
Stock-based compensation expense	-	-	-	35	-	-	-	-	35
Accretion of preferred stock discount	338	-	-	-	(338)	-	-	-	-
Preferred stock dividends	-	-	-	-	(803)	-	-	-	(803)

Balance, December 31, 2010	$14,811	$3,387	$1,841	$15,834	$7,910	$(718)	$718	$499	$44,282

Net income	-	-	-	-	2,397	-	-	-	2,397
Other comprehensive income, net of tax	-	-	-	-	-	-	-	652	652
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(157)	157	-	-
Stock-based compensation expense	-	-	-	36	-	-	-	-	36
Accretion of preferred stock discount	366	-	-	-	(366)	-	-	-	-
Preferred stock dividends	-	-	-	-	(809)	-	-	-	(809)

Balance, December 31, 2011	$15,177	$3,387	$1,841	$15,870	$9,132	$(875)	$875	$1,151	$46,558

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2010

	2011	2010
	(in thousands)
Cash flows from operating activities
Net income (loss)	$2,397	$(2,394)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	6,850	15,133
Depreciation	908	945
Increase in cash surrender value of bank-owned life insurance	(382)	(387)
Stock-based compensation expense	36	36
Deferred income tax benefit	(930)	(1,667)
Amortization (accretion), net	(16)	(56)
Amortization of subordinated debt discount	75	54
Loss on sale of other real estate owned	316	273
Gain on sale of investments	(239)	(535)
Impairment of other real estate owned	2,442	3,350
Increase in loans held for sale	(28,251)	(13,136)
Net gains from the sale of loans held for sale	(9,743)	(11,437)
Loss on sale of premises and equipment	107	-
(Increase) decrease in other assets	1,336	(1,104)
Increase in accrued expenses and other liabilities	781	1,030
Net cash used for operating activities	(24,313)	(9,895)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(19,686)	(7,391)
Maturities and calls of securities available-for-sale	5,113	384
Repayments from mortgage-backed securities available-for-sale	6,675	5,336
Repayments from mortgage-backed securities held-to-maturity	168	204
Reduction (origination) of loans, net of principal collected	14,091	(2,595)
Proceeds from sales of investment securities	9,722	8,322
Improvements to other real estate owned	(123)	(162)
Proceeds from sale (less purchases) of premises and equipment	165	(216)
Proceeds from sales of other real estate owned	5,990	6,957
Net cash provided by investing activities	22,115	10,839

Cash flows from financing activities
Net decrease in deposits	(7,928)	(12,904)
Net decrease in Federal Home Loan Advances	(90)	(4,618)
Increase (decrease) in securities sold under agreements to repurchase	1,104	(251)
Dividends paid	(403)	(800)
Net cash used for financing activities	(7,317)	(18,573)

Net decrease in cash and cash equivalents	(9,515)	(17,629)
Cash and cash equivalents at beginning of period	22,826	40,455
Cash and cash equivalents at end of period	$13,311	$22,826

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,818	$9,709
Cash paid during the period for income taxes	$1,265	$825
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$5,419	$6,317
Dividends declared but not paid	$406	$-
Accretion of preferred stock discount	$366	$338

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth counties of North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has four locations in Greensboro and an office in Asheboro, Burlington, High Point and Winston-Salem. A wholesale mortgage division is located at the Greensboro corporate headquarters, and a mortgage loan production office is located in Burlington. All offices are in the Piedmont Triad region of North Carolina.

The following is a description of the significant accounting and reporting policies that the Holding Company and Bank (collectively the “Company”) follows in preparing and presenting their consolidated financial statements.

(a)	Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, the Bank. Carolina Bank also owns two limited liability companies for the purpose of holding foreclosed real estate, the assets and operations of which are consolidated into Carolina Bank and included herein. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company’s financial statements are presented in accordance with Accounting Standards Codification (“ASC”) Topic 105, “The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles”, which codifies generally accepted accounting principles (GAAP) in the United States.

(b)	Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate owned.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

The Company does not engage in any securities trading activities. Gains and losses on sales of securities are recognized on a specific identification basis. Purchases and sales of investments are recorded on a trade-date basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method. An investment in the Federal Home Loan Bank of $1,786,000 and $3,216,000 at December 31, 2011 and 2010, respectively, is included in other assets and represents restricted stock which is carried at cost and is required for advances or borrowings. An investment in Pacific Coast Bankers’ Bancshares of $102,000 at December 31, 2011 and 2010 is included in other assets and carried at cost.

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

The Company uses the allowance method in providing for loan losses. The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risks of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquencies, loss trends, and other factors. Management believes that the allowance for

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 - Summary of significant accounting policies (continued)

loan losses is appropriate in light of the risk inherent in the loan portfolio. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used. The Company changed its allowance methodology during 2010 to more accurately reflect the recent higher loan loss trends by decreasing the look back period for computing historical losses to the most recent two years from five years, adjusted for certain subjective factors. Certain qualitative factors which could not be directly correlated to loss trends were also eliminated in the allowance in 2010, but additional qualitative factors with historical correlations were added to the allowance in 2011. Loan charge-offs are the basis for computing loan loss trends, and the Company changed its charge-off procedures in 2010, at the encouragement of regulators, to recording charge-offs on non-performing real estate loans when new appraisals are obtained rather than waiting until collection efforts had been exhausted. In prior periods, the Company recorded specific loan loss reserves for the decline in collateral values and recorded the charge-off at foreclosure or when collectability became doubtful.

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

(f)	Other real estate owned

Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or the new fair value less costs to sell. Fair value is generally determined by appraisal.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

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

The Company’s shareholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors (Director Plan) and two incentive stock option plans for management and employees (Employee Plans). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock have been reserved for issuance under the terms of the Omnibus Plan. No awards have been made under the Omnibus Plan since inception.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 - Summary of significant accounting policies (continued)

The Company adopted Accounting for Stock-Based Compensation in 2006 under the modified prospective application method. The fair value of options granted in 2007 under the Employee Plans was $178,000, of which $36,000 was expensed in both 2011 and 2010. As of December 31, 2011, there was $33,000 of total unrecognized compensation cost related to non-vested share-based compensation which is expected to be recognized over a weighted-average period of one year.

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

Following is a summary of stock options outstanding under both plans, adjusted for the stock splits that have occurred in prior years:

	Director Plan			Employee Plan
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value
	Shares	Price	($000s)	Shares	Price	($000s)
Balance at January 1, 2010	19,101	$4.73	$-	198,247	$9.13	$-
Issued	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(7,711)	4.73	-	(22,242)	8.30
Balance at December 31, 2010	11,390	$4.73		176,005	$9.24	$-
Issued	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(11,390)	4.73	-	(13,040)	5.78	-
Balance at December 31, 2011	-	$-	$-	162,965	$9.52	$-

Exercisable at December 31, 2011	-	$-	$-	156,501	$9.43	$-

At December 31, 2010, all options under the Director Plan were exercisable at a weighted average exercise price of $4.73. All options under the Director plan expired in 2011. Under the Employee Plans, exercisable options at 2011 and 2010 were 156,501 and 162,877, respectively, with weighted average exercise prices of $9.43 and $9.04, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 - Summary of significant accounting policies (continued)

The range of exercise prices at December 31, 2011 for the Employee Plans was $4.73 - $11.65. The weighted average remaining contractual term for the Employee Plans was 40 months.

The aggregate intrinsic value of all stock options at December 31, 2011 was $0 for all Plans. The intrinsic value of exercisable options at December 31, 2011 was $0 for all Plans.

(l)	Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

(m)	Advertising

Advertising costs are expensed as incurred.

(n)	Operating segments

ASC 280, “Segment Reporting”, provides guidance on the reporting and disclosure of information about operating segments. The Company is considered to have three principal business segments in 2011 and 2010, the Commercial/Retail bank, the Mortgage division, and the holding company. The Mortgage division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. The Mortgage Division added a retail loan production office in July 2010, and three bank retail mortgage loan officers were transferred into the Mortgage Division in October 2010. Financial performance for 2011 and 2010 and selected balance sheet information at December 31, 2011 and 2010 for each segment is shown in note 16.

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

December 31, 2011 and 2010

Note 1 - Summary of significant accounting policies (continued)

(p)	Impact of recently adopted accounting standards

In January 2010, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. This Update requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. The new accounting guidance did not have an impact on the Company’s statements of operations and financial condition, but did result in more enhanced fair value disclosures in the consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The Update requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable.  The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were effective January 1, 2011 and had no impact on the Company’s financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 - Summary of significant accounting policies (continued)

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Update amended the existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company implemented this guidance in the quarter ending September 30, 2011; the adoption of this amendment has resulted in expanded narrative and tabular disclosures surrounding TDRs in the consolidated financial statements, as reflected in Note 3.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The Update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 - Summary of significant accounting policies (continued)

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income and other comprehensive income are presented. However, as early adoption is permitted, the Company elected to implement ASU No. 2011-05 for the period ending December 31, 2011, and is presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate consecutive statements in the December 31, 2011 consolidated financial statements. The implementation of this Update affected the presentation of the consolidated financial statements, but did not change the items that are reported in other comprehensive income.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The Update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 2 – Securities

A summary of the amortized cost and estimated fair values of securities available-for-sale and held- to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
December 31, 2011

Available for sale
Municipal securities	$16,531	$1,236	$-	$17,767
FNMA, FHLMC, and GNMA mortgage-backed securities	13,489	1,005	-	14,494
Corporate securities	10,179	15	588	9,606
Unrestricted stock	266	75	-	341
	$40,465	$2,331	$588	$42,208

Held to maturity
FNMA and GNMA mortgage-backed securities	392	28	-	420
	$392	$28	$-	$420

December 31, 2010

Available for sale
U.S. agency obligations	$1,000	$11	$-	$1,011
Municipal securities	19,685	74	488	19,271
FNMA, FHLMC, and GNMA mortgage-backed securities	15,275	998	-	16,273
Corporate securities	5,536	20	7	5,549
Unrestricted stock	533	148	-	681
	$42,029	$1,251	$495	$42,785

Held to maturity
FNMA and GNMA mortgage-backed securities	563	33	-	596
	$563	$33	$-	$596

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 2 – Securities (continued)

The scheduled maturities of debt securities available-for-sale and held-to-maturity at December 31, 2011 were as follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$-	$-	$-	$-
Due from one to five years	6,753	6,448	-	-
Due from five to ten years	5,816	6,194	-	-
Over ten years	14,141	14,731	-	-
Mortgage-backed securities	13,489	14,494	392	420
	$40,199	$41,867	$392	$420

Mortgage-backed securities, municipal securities, and unrestricted stock were sold during 2011 and 2010 for gains totaling $239,000 and $535,000, respectively.

At December 31, 2011, securities with a carrying value of approximately $2,241,000 were pledged to secure public deposits and other purposes.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At December 31, 2011, six corporate debt securities with $8,142,000 in fair value had total unrealized losses of $588,000. These securities were corporate debt issued by four large U.S. based financial institutions. Values on these securities fluctuate based on changes in the values of U.S. Treasuries with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 2 – Securities (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months			12 Months or Greater		Total
	Number		Gross		Gross		Gross
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
December 31, 2011:
Corporate securities	6	$8,142	$588	$-	$-	$8,142	$588
Total	6	$8,142	$588	$-	$-	$8,142	$588

December 31, 2010:
Municipal securities	18	$14,613	$488	$-	$-	$14,613	$488
Corporate securities	1	1,020	7	-	-	1,020	7
Total	19	$15,633	$495	$-	$-	$15,633	$495

Note 3 - Loans and allowance for loan losses

The following is a description of loan categories and related risks factors:

Construction & development - The construction and development loan portfolio includes loans to construct new homes, multifamily units, retail establishments, and commercial properties as well as development loans that facilitate the final construction of the aforementioned properties. Many of the properties being constructed are pre-sold but some are for speculative purposes with repayment dependent on the sale of completed construction to the final users of the property. This portfolio has experienced the highest losses during the most recent economic downturn and generally has the highest risk of our loan portfolio.

Commercial Real Estate - Commercial real estate loans include owner-occupied commercial real estate loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. This loan portfolio also includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. Apartment buildings, office and industrial buildings, motels, nursing homes, and retail shopping centers are examples of properties financed by commercial real estate loans. Loans in this portfolio segment are sensitive to declines in real estate values and to the cash flow of commercial borrowers.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 3 - Loans and allowance for loan losses (continued)

Home equity lines – Home equity lines of credit are revolving, open-end loans secured by 1-4 family residential properties, generally junior liens at a loan to value of less than 90%. These loans are generally for a term of 15 years, require interest payments monthly, and have floating interest rates tied to the prime rate although fixed rates are also offered. Home equity lines can be sensitive to key economic measures that impact consumers such as unemployment, home prices, and the prime interest rate.

Residential real estate – Residential real estate loans are closed-end loans secured by 1-4 family residential properties, primarily first liens with a small percentage of junior liens. These loans are generally for a term of 5 to 30 years, require interest and principal payments monthly, and are primarily fixed rate. This portfolio can be sensitive to key economic measures that impact consumers such as unemployment and home values.

Commercial & industrial - The commercial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations.

Consumer & Other - The consumer & other loan portfolio segment includes direct consumer installment loans and overdrafts. These loans may be secured by vehicles, stocks, deposits or may be unsecured. Fixed and variable rates are offered. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

Loans at December 31, 2011 and 2010 were as follows:

	2011	2010
	( in thousands)
Real Estate Loans:
Construction & development	$51,383	$113,564
Commercial real estate	251,057	198,972
Home equity lines	66,172	63,312
Residential real estate	51,499	56,993
Total real estate loans	420,111	432,841
Commercial & industrial	60,863	72,956
Consumer & other	6,099	8,219
Total loans	487,073	514,016
Less:
Deferred loan fees (costs)	42	(13)
Allowance for loan losses	11,793	12,359

	$475,238	$501,670

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 3 - Loans and allowance for loan losses (continued)

The activity in the allowance for loan losses for 2011 and 2010 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2011
Beginning of year balance	$4,478	$3,364	$818	$846	$2,746	$79	$28	$12,359
Provision for loan losses	3,440	1,161	698	896	708	(29)	(24)	6,850
Charge-offs	(5,137)	(1,319)	(405)	(756)	(569)	(6)	-	(8,192)
Recoveries	167	484	15	8	100	2	-	776
Balance at December 31,	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
2010
Beginning of year balance	$2,993	$2,961	$903	$856	$2,025	$333	$10	$10,081
Provision for loan losses	5,227	4,961	440	1,123	3,384	(20)	18	15,133
Charge-offs	(3,759)	(4,576)	(525)	(1,145)	(2,727)	(237)	-	(12,969)
Recoveries	17	18	-	12	64	3	-	114
Balance at December 31,	$4,478	$3,364	$818	$846	$2,746	$79	$28	$12,359

Balances at December 31, 2011
Allowance for loan losses:
Balance at December 31,	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Ending balance individually evaluated for impairment	$23	$595	$556	$165	$1,398	$-	$-	$2,737
Ending balance collectively evaluated for impairment	$2,925	$3,095	$570	$829	$1,587	$46	$4	$9,056
Loans Outstanding:
Balance at December 31,	$51,383	$251,015	$66,172	$51,499	$60,863	$6,099	$-	$487,031
Ending balance individually evaluated for impairment	$4,606	$27,183	$1,858	$5,978	$5,868	$10	$-	$45,503
Ending balance collectively evaluated for impairment	$46,777	$223,832	$64,314	$45,521	$54,995	$6,089	$-	$441,528

Balances at December 31, 2010
Allowance for loan losses:
Balance at December 31,	$4,478	$3,364	$818	$846	$2,746	$79	$28	$12,359
Ending balance individually evaluated for impairment	$2,122	$648	$106	$134	$1,125	$7	$-	$4,142
Ending balance collectively evaluated for impairment	$2,356	$2,716	$712	$712	$1,621	$72	$28	$8,217
Loans Outstanding:
Balance at December 31,	$113,564	$198,985	$63,312	$56,993	$72,956	$8,219	$-	$514,029
Ending balance individually evaluated for impairment	$23,576	$5,187	$833	$1,660	$2,625	$20	$-	$33,901
Ending balance collectively evaluated for impairment	$89,988	$193,798	$62,479	$55,333	$70,331	$8,198	$-	$480,127

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 3 - Loans and allowance for loan losses (continued)

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At December 31, 2011
Real Estate Loans:
Construction & development	$-	$-	$4,265	$4,265	$47,118	$51,383	$-
Commercial real estate	-	-	12,513	12,513	238,502	251,015	-
Home equity lines	300	-	791	1,091	65,081	66,172	-
Residential real estate	369	3	3,770	4,142	47,357	51,499	-
Total real estate	669	3	21,339	22,011	398,058	420,069	-
Commercial & industrial	-	-	1,572	1,572	59,291	60,863	-
Consumer & other	-	-	4	4	6,095	6,099	-
Total loans	$669	$3	$22,915	$23,587	$463,444	$487,031	$-

At December 31, 2010
Real Estate Loans:
Construction & development	$-	$-	$11,983	$11,983	$101,581	$113,564	$-
Commercial real estate	783	-	12,682	13,465	185,520	198,985	2,326
Home equity lines	245	-	832	1,077	62,235	63,312	-
Residential real estate	1,038	290	2,060	3,388	53,605	56,993	-
Total real estate	2,066	290	27,557	29,913	402,941	432,854	2,326
Commercial & industrial	71	3	2,462	2,536	70,420	72,956	-
Consumer & other	-	-	20	20	8,199	8,219	-
Total loans	$2,137	$293	$30,039	$32,469	$481,560	$514,029	$2,326

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At December 31, 2011 and 2010, the total recorded investment in impaired loans amounted to approximately $45,503,000 and $33,901,000, respectively. Of these impaired loans, $22,915,000 and $27,713,000 were on non-accrual at December 31, 2011 and 2010, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 3 - Loans and allowance for loan losses (continued)

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
December 31, 2011
With no related allowance recorded
Real Estate Loans:
Construction & development	$4,479	$5,473	$-	$5,352	$81
Commercial real estate	22,967	23,551	-	23,297	846
Home equity lines	533	555	-	542	20
Residential real estate	4,929	5,448	-	5,727	173
Total real estate	32,908	35,027	-	34,918	1,120
Commercial & industrial	2,186	2,200	-	2,273	77
Consumer & other	10	11	-	13	1
Total loans	35,104	37,238	-	37,204	1,198
With an allowance recorded
Real Estate Loans:
Construction & development	127	127	23	222	2
Commercial real estate	4,216	4,226	595	4,339	246
Home equity lines	1,325	1,336	556	1,319	77
Residential real estate	1,049	1,057	165	1,070	61
Total real estate	6,717	6,746	1,339	6,950	386
Commercial & industrial	3,682	3,691	1,398	3,789	191
Consumer & other	-	-	-	-	-
Total loans	10,399	10,437	2,737	10,739	577
Total impaired loans	$45,503	$47,675	$2,737	$47,943	$1,775
December 31, 2010
With no related allowance recorded
Real Estate Loans:
Construction & development	$7,233	$7,474	$-	$7,712	$207
Commercial real estate	3,141	4,032	-	3,651	83
Home equity lines	692	835	-	761	12
Residential real estate	996	1,207	-	1,163	25
Total real estate	12,062	13,548	-	13,287	327
Commercial & industrial	1,061	1,061	-	1,113	20
Consumer & other	-	-	-	-	-
Total loans	13,123	14,609	-	14,400	347
With an allowance recorded
Real Estate Loans:
Construction & development	16,343	19,880	2,122	20,166	398
Commercial real estate	2,046	2,060	648	2,057	82
Home equity lines	141	180	106	160	-
Residential real estate	664	671	134	686	27
Total real estate	19,194	22,791	3,010	23,069	507
Commercial & industrial	1,564	1,719	1,125	1,771	66
Consumer & other	20	21	7	25	2
Total loans	20,778	24,531	4,142	24,865	575
Total impaired loans	$33,901	$39,140	$4,142	$39,265	$922

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 3 - Loans and allowance for loan losses (continued)

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at December 31, 2011 and December 31, 2010
	Construction &		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2011	2010	2011	2010	2011	2010
	(in thousands)
Pass	$36,968	$83,697	$210,356	$169,845	$64,561	$60,002
Special Mention	1,083	-	9,099	3,602	214	1,683
Criticized	13,332	29,867	31,560	25,538	1,397	1,627
TOTAL	$51,383	$113,564	$251,015	$198,985	$66,172	$63,312

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2011	2010	2011	2010	2011	2010
	(in thousands)
Pass	$41,664	$52,804	$54,947	$68,077	$6,064	$8,183
Special Mention	802	326	646	251	25	16
Criticized	9,033	3,863	5,270	4,628	10	20
TOTAL	$51,499	$56,993	$60,863	$72,956	$6,099	$8,219

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 3 - Loans and allowance for loan losses (continued)

The following is a summary of non-accrual loans at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
	(in thousands)
Real Estate Loans:
Construction & development	$4,265	$11,983
Commercial real estate	12,513	10,356
Home equity lines	791	832
Residential real estate	3,770	2,060
Total real estate	21,339	25,231
Commercial & industrial	1,572	2,462
Consumer & other	4	20
Total loans	$22,915	$27,713

During 2011 and 2010, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings. The Company adopted the amendments in Accounting Standards Update No. 2011-02 during 2011 and reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. The Company did not identify as troubled debt restructurings any receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

•	Rate Modification - A modification in which the interest rate is changed.

•	Term Modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.

•	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification – Any other type of modification, including the use of multiple categories above.

Available commitments for troubled debt restructurings outstanding as of December 31, 2011 totaled $430,000.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 3 - Loans and allowance for loan losses (continued)

The following tables present troubled debt restructurings as of December 31, 2011 and 2010:

	December 31, 2011
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	2	$349	6	$1,789	8	$2,138
Commercial real estate	11	13,912	13	5,758	24	19,670
Home equity lines	0	-	1	150	1	150
Residential real estate	10	1,949	8	870	18	2,819
Total real estate	23	16,210	28	8,567	51	24,777
Commercial & industrial	10	2,286	2	493	12	2,779
Consumer & other	1	6	0	-	1	6
Total loans	34	$18,502	30	$9,060	64	$27,562

	December 31, 2010
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	4	$4,089	0	$-	4	$4,089
Commercial real estate	1	701	2	168	3	869
Home equity lines	0	-	0	-	0	-
Residential real estate	1	182	1	17	2	199
Total real estate	6	4,972	3	185	9	5,157
Commercial & industrial			2	171	2	171
Consumer & other	0	-	0	-	0	-
Total loans	6	$4,972	5	$356	11	$5,328

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

Troubled debt restructurings are classified as impaired loans when modified, and fair value calculations are performed to determine the specific allowances for loan losses related to these loans. Troubled debt restructurings can be removed from such status and returned to non-impaired status in years subsequent to restructure if the interest rate charged at restructure was greater than or equal to the rate charged for a new extension of credit with comparable risk and if the loan is performing and there is no available information to indicated that performance will not continue.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 3 - Loans and allowance for loan losses (continued)

The following tables present newly restructured loans that occurred during 2011 and 2010:

	New Troubled Debt Restructurings
	Twelve Months Ended December 31, 2011
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	-	$-	-	$-	8	$2,011	-	$-	8	$2,011
Commercial real estate	-	-	-	-	7	8,180	14	11,233	21	19,413
Home equity lines	-	-	-	-	1	150	-	-	1	150
Residential real estate	-	-	-	-	5	471	11	2,245	16	2,716
Total real estate	-	-	-	-	21	10,812	25	13,478	46	24,290
Commercial & industrial	-	-	1	442	4	1,968	2	491	7	2,901
Consumer & other	-	-	-	-	1	10	-	-	1	10
Total loans	-	$-	1	$442	26	$12,790	27	$13,969	54	$27,201

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	-	$-	-	$-	8	$2,138	-	$-	8	$2,138
Commercial real estate	-	-	-	-	7	7,811	14	11,024	21	18,835
Home equity lines	-	-	-	-	1	150	-	-	1	150
Residential real estate	-	-	-	-	5	464	11	2,174	16	2,638
Total real estate	-	-	-	-	21	10,563	25	13,198	46	23,761
Commercial & industrial	-	-	1	433	4	1,718	2	479	7	2,630
Consumer & other	-	-	-	-	1	6	-	-	1	6
Total loans	-	$-	1	$433	26	$12,287	27	$13,677	54	$26,397

	Twelve Months Ended December 31, 2010
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	-	$-	-	$-	-	$-	4	$4,089	4	$4,089
Commercial real estate	-	-	-	-	-	-	3	869	3	869
Home equity lines	-	-	-	-	-	-	-	-	-	-
Residential real estate	-	-	-	-	1	18	1	181	2	199
Total real estate	-	-	-	-	1	18	8	5,139	9	5,157
Commercial & industrial	-	-	-	-	-	-	2	171	2	171
Consumer & other	-	-	-	-	-	-	-	-	-	-
Total loans	-	$-	-	$-	1	$18	10	$5,310	11	$5,328

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	-	$-	-	$-	-	$-	4	$4,089	4	$4,089
Commercial real estate	-	-	-	-	-	-	3	869	3	869
Home equity lines	-	-	-	-	-	-	-	-	-	-
Residential real estate	-	-	-	-	1	18	1	181	2	199
Total real estate	-	-	-	-	1	18	8	5,139	9	5,157
Commercial & industrial	-	-	-	-	-	-	2	171	2	171
Consumer & other	-	-	-	-	-	-	-	-	-	-
Total loans	-	$-	-	$-	1	$18	10	$5,310	11	$5,328

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 3 - Loans and allowance for loan losses (continued)

The following table represent financing receivables modified as troubled debt restructurings and with a payment default occurring within 12 months of the restructure date, during the years ended December 31, 2011 and 2010:

TDRs with a payment default occurring within 12 months of restructure
	During the twelve months ended
	December 31, 2011		December 31, 2010
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	4	$4,090	-	$-
Commercial real estate	14	3,370	-	-
Home equity lines	-	-	-	-
Residential real estate	-	-	-	-
Total real estate	18	7,460	-	-
Commercial & industrial	-	-	-	-
Consumer & other	-	-	-	-
Total loans	18	$7,460	-	$-

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

The Company made loans in the ordinary course of business to certain directors and executive officers of the Company and to their affiliates and associates. The total amount of such loans outstanding was $12,677,000 and $8,690,000 at December 31, 2011 and 2010, respectively. During 2011, new loans were $4,864,000 and repayments were $877,000, exclusive of retired directors. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 4 - Premises and equipment

Premises and equipment at December 31, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
Land	$3,658	$3,824
Building and improvements	6,014	6,563
Leasehold improvements	7,405	7,405
Furniture and equipment	5,154	4,942
Land improvements	1,004	1,004
	23,235	23,738
Less accumulated depreciation	(5,793)	(5,116)

Premises and equipment, net	$17,442	$18,622

No interest was capitalized in 2011 or 2010. Depreciation expense was $908,000 in 2011 and $945,000 in 2010.

Note 5 - Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $121,025,000 and $132,547,000 at December 31, 2011 and 2010, respectively.

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $3,670,000 and $4,045,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of time deposits were as follows:

(in thousands)
2012	$131,797
2013	34,217
2014	15,479
2015	22,526
2016	10,247
Thereafter	449
$214,715

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 6 - Advances from Federal Home Loan Bank of Atlanta

The Company had the following advances from the Federal Home Loan Bank outstanding at December 31, 2011 and 2010:

	2011	2010
	( in thousands)
Amortizing fixed rate advances at 1.00%	$928	$971
Amortizing fixed rate advance at 1.25%	1,284	1,311
Amortizing fixed rate advance at 0.50%	452	461
Amortizing fixed rate advance at 0.25%	315	322
Amortizing fixed rate advance at 0.00%	96	100
	$3,075	$3,165

These advances are secured by the Company’s FHLB stock and a blanket floating lien on the Company’s one-to-four family residential and commercial real estate loan portfolios. Outstanding loan balances of approximately $101 million were pledged to the Federal Home Loan Bank at December 31, 2011. The contractual maturities of these advances are as follows:

(in thousands)
2012	$94
2013	97
2014	100
2015	104
2016	108
Thereafter	2,572
$3,075

Credit availability for additional advances from the Federal Home Loan Bank was $46,122,000 at December 31, 2011. The Company had a discount borrowing line of $74,999,000 at December 31, 2011 from the Federal Reserve Bank of Richmond which is secured by land development, construction, commercial, and home equity loans. No borrowings have been conducted under the Federal Reserve line. The Federal Reserve line changes each month as pledged loan amounts and collateral values fluctuate.

Note 7 - Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to accounting standards incorporated within ASC 810, “Consolidation”. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 7 - Subordinated debentures (continued)

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

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,179,000 at December 31, 2011 and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issuance and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note 8 - Income taxes

The Company does not have an accrual for uncertain tax positions as of December 31, 2011 and 2010, as deductions taken and benefits accrued are generally widely understood administrative practices and procedures. Any potential income tax adjustments would likely result in timing differences which would transfer a tax cost or benefit from one year to another year. The Company’s income taxes were audited for 2008 and 2009, and adjustments were primarily timing differences.

The provision for income tax expense (benefit) consisted of the following for the years ended December 31:

	2011	2010
	(in thousands)
Current
Federal	$1,184	$(50)
State	303	68
	1,487	18
Deferred
Federal	(857)	(1,862)
State	(73)	(240)
	(930)	(2,102)
	$557	$(2,084)

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 8 - Income taxes (continued)

A reconciliation of reported income tax expense for the years ended December 31, 2011 and 2010 to the amount of tax expense computed by multiplying income before taxes by the statutory federal income tax rate of 34% follows:

	2011	2010
	(in thousands)
Tax provision at statutory rate	$1,004	$(1,522)
Increase (decrease) in income taxes resulting from
State income taxes net of federal benefit	135	(195)
Increase in cash value of life insurance	(130)	(132)
Non taxable securites income reduced by nondeductible interest expense	(177)	(220)
Tax credits	(199)	(116)
Other	(76)	101
	$557	$(2,084)

The primary components of deferred income taxes are as follows:

	2011	2010
	(in thousands)
Deferred tax assets
Allowance for loan losses	$4,540	$4,656
Deferred compensation expense	1,297	1,028
Impaired assets	1,695	1,051
Provision for warranty claims	321	165
Other	(1)	29
Gross deferred tax assets	7,852	6,929

Deferred tax liabilities
Depreciable basis of premises and equipment	767	744
Deferred loan costs	317	315
Prepaid assets	62	94
Unrealized gain on securities	593	257
Gross deferred tax liabilities	1,739	1,410

Net deferred tax assets	$6,113	$5,519

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 9 – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with applicable accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of discount was $366,000 and $338,000 in 2011 and 2010, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year if not called by the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). The Bank has an understanding with the FDIC to maintain its Tier 1 capital to average assets ratio at or above 8% and to maintain total capital to risk-weighted assets of at least 10%. At December 31, 2011 and 2010, management believes that the Company and the Bank have met all capital adequacy requirements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 10 - Regulatory matters (continued)

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are presented in the table that follows.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			($ in thousands)
December 31, 2011:
Total Capital
(To risk weighted assets)
Consolidated	$69,982	12.53%	44,668	≥8%	n/a	n/a
Carolina Bank	69,810	12.50%	44,667	≥8%	55,834	≥10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	53,764	9.63%	22,334	≥4%	n/a	n/a
Carolina Bank	53,592	9.60%	22,333	≥4%	33,500	≥6%
Tier 1 Capital
(To average assets)
Consolidated	53,764	8.04%	26,752	≥4%	n/a	n/a
Carolina Bank	53,592	8.02%	26,735	≥4%	33,419	≥5%

December 31, 2010:
Total Capital
(To risk weighted assets)
Consolidated	$70,255	12.02%	46,759	≥8%	n/a	n/a
Carolina Bank	69,066	11.82%	46,759	≥8%	58,448	≥10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	53,783	9.20%	23,379	≥4%	n/a	n/a
Carolina Bank	52,594	9.00%	23,379	≥4%	35,068	≥6%
Tier 1 Capital
(To average assets)
Consolidated	53,783	7.76%	27,731	≥4%	n/a	n/a
Carolina Bank	52,594	7.59%	27,717	≥4%	34,647	≥5%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 11 – Commitments and Contingencies

In the normal course of business, the Company is party to a number of lawsuits, none of which management believes could have a material adverse effect on the consolidated financial statements.

Operating leases

The Company leases land for its main office, a loan production office, and two branch facilities under operating leases. Total future minimum lease payments, excluding renewal options, at December 31, 2011, under the leases are as follows:

( in thousands)
2012	$383
2013	371
2014	382
2015	393
2016	157
Thereafter	2,958
$4,644

Total lease expense was approximately $410,000 in 2011 and $407,000 in 2010.

Loans

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 2011 and 2010, pre-approved but unused lines of credit for loans totaled approximately $133,103,000 and $109,728,000. In addition, the Company had $1,862,000 and $9,370,000 in standby letters of credit at December 31, 2011 and 2010, respectively. These commitments represent no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

Note 12 – Derivatives and financial instruments

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 12 – Derivatives and financial instruments (continued)

The Mortgage Division of the Company began hedging a portion of its governmental mortgage loans, primarily FHA and VA loans, in October 2010 by selling mortgage backed securities on a forward basis. The forward sale mortgage backed securities are later purchased or closed when mandatory loan sales are consummated for the related mortgages that are originated. The value of the estimated loan commitments and open hedges are marked to market through the income statement.

The table below provides the carrying values of derivative instruments at December 31, 2011 and 2010:

	Carrying Value	Carrying Value	Gain (Loss)	Notional Amount
Derivatives designated as	of Assets	of Liabilities	in Income	of Derivative
hedging instruments:	(in thousands)

At December 30, 2011:
Mortgage loan rate lock commitments	$47	$-	$47	$-

Mortgage backed securities forward sales	$-	$60	$(60)	$4,750

At December 31, 2010:
Mortgage loan rate lock commitments	$138	$-	$138	$-

Mortgage backed securities forward sales	$-	$55	$(55)	$12,500

Prior to October 2010, the Company sold mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans were consummated at approximately the same time that optional commitments were given to borrowers to originate the loans. Conventional loans which represent the majority of mortgage originations by the Mortgage Division are still generally sold on a best efforts basis.

Note 13 - Employee benefit plans

All employees of the Company who meet certain eligibility requirements can elect to participate in the Bank’s 401(k) plan. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code and the plan documents. The Company makes a 100% matching contribution up to a maximum of six percent of compensation, which is vested immediately. The Company’s matching expense was $426,000 in 2011 and $379,000 in 2010.

The Company has a nonqualified deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional matching contribution for monthly fees and the amounts deferred are invested solely in Company stock that is held in a rabbi trust. The matching contribution was 5% during 2011 and 2010. The Company stock held by the trust and the related deferred compensation liability are recorded at an amount equal to the original compensation deferred. Changes in the fair value of the stock are not recognized in the Company’s financial statements. At December 31, 2011, deferred directors’ fees of $875,000 had been used to purchase 175,817 shares of the Company’s stock held by the trust after distribution of shares to retiring directors. Deferred directors’ fees of $62,000 were also remitted to the trust before December 31, 2011 to purchase stock in 2012.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 13 - Employee benefit plans (continued)

In addition, the Company has a supplemental executive retirement plan for certain officers. The plan was expanded in 2009 to include new officers and directors. The future benefits of the plan will be funded primarily by life insurance policies on certain employees with the Company designated as the beneficiary. Expenses were $558,000 in 2011 and $577,000 in 2010 related to this plan. At December 31, 2011 and 2010, other liabilities include $2,645,000 and $2,091,000, respectively, for this supplemental retirement plan. The cash surrender value of the related insurance policies has been included in other assets.

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 14 - Fair value of financial statements (continued)

Loans Held for Sale

Loans held for sale are carried at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2. Loans held for sale of $92.0 million and $54.0 million included net positive fair value adjustments of $701,000 and $420,000 at December 31, 2011 and 2010, respectively.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, most of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with generally accepted accounting principles, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When an appraisal less estimated selling costs is used to determine fair value or if other means are used to estimate fair value in the absence of an appraisal, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $45.5 million at December 31, 2011. Of such loans, $10.4 million had specific loss allowances aggregating $2.7 million at that date.

Other Real Estate Owned

Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or the new fair value less estimated selling costs. When an appraisal less estimated selling costs is used to determine fair value or if other means are used to estimate fair value in the absence of an appraisal, the Company records the impaired loan as nonrecurring Level 3.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 14 - Fair value of financial statements (continued)

Assets measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below.

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(in thousands)

At December 31, 2011:
Loans held for sale	$91,955	$-	$91,955	$-
Securities available-for-sale	$42,208	$341	$41,867	$-

At December 31, 2010:
Loans held for sale	$53,961	$-	$53,961	$-
Securities available-for-sale	$42,785	$681	$42,104	$-

Assets measured at fair value on a non-recurring basis at December 31, 2011 and 2010 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(in thousands)

At December 31, 2011:
Impaired loans	$42,766	$-	$-	$42,766
Other real estate owned	$6,728	$-	$-	$6,728

At December 31, 2010:
Impaired loans	$29,759	$-	$-	$29,759
Other real estate owned	$9,848	$-	$-	$9,848

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

December 31, 2011 and 2010

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

Accrued interest receivable and payable: The carrying amount approximates fair value.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 14 - Fair value of financial statements (continued)

The following represents the estimated fair values and carrying amounts of financial instruments at December 31:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$5,664	$5,664	$5,116	$5,116
Interest-bearing deposits with banks	7,647	7,647	17,710	17,710
Securities available for sale	42,208	42,208	42,785	42,785
Securities held to maturity	392	420	563	596
Net loans held for sale	91,955	91,955	53,961	53,961
Net loans held for investment	475,238	477,271	501,670	500,915
Accrued interest receivable	2,019	2,019	2,063	2,063

Financial Liabilities:
Demand and savings deposits	381,924	381,924	346,767	346,767
Time deposits	214,715	216,418	257,800	259,510
Federal Home Loan Bank advances	3,075	3,075	3,165	3,165
Securities sold under agreements to repurchase	1,536	1,536	432	432
Subordinated debt	9,179	9,179	9,104	9,104
Trust preferred debt	10,310	7,453	10,310	7,403
Accrued interest payable	570	570	693	693

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 15 - Income (loss) per common share (EPS)

The reconciliation of the numerators and denominators of the basic (loss) per share and diluted (loss) per share computation at December 31, 2011 and 2010 follows:

			Per
	Income (Loss)	Shares	Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
2011
Basic income per share:
Net income available to common stockholders	$1,223	3,387,045	$0.36

Effect of dilutive securities Stock options	-	-	-

Diluted income per share:
Net income available to common stockholders and assumed conversions	$1,223	3,387,045	$0.36

2010
Basic (loss) per share:
Net (loss) allocable to common stockholders	$(3,536)	3,387,045	$(1.04)

Effect of dilutive securities Stock options	-	-	-

Diluted (loss) per share:
Net (loss) allocable to common stockholders and assumed conversions	$(3,536)	3,387,045	$(1.04)

There were stock options and warrants covering 514,176 shares in 2011 and 520,492 shares in 2010 that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise prices exceeded the average market prices.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 16 – Operating segments

The Company is considered to have three principal business segments in 2011 and 2010, the Commercial/Retail bank, the Mortgage division, and the holding company. The Mortgage division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. The Mortgage Division added a retail loan production office in July 2010, and three bank retail mortgage loan officers were transferred into the Mortgage Division in October 2010. Financial performance for 2011 and 2010 and selected balance sheet information at December 31, 2011 and 2010 for each segment are as follows:

	Year Ended December 31, 2011
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$28,929	$1,854	$7	$30,790
Interest expense	4,622	1,838	235	6,695
Net interest income (loss)	24,307	16	(228)	24,095
Provision for loan losses	6,850	-	-	6,850
Net interest income (loss) after provision for loan losses	17,457	16	(228)	17,245
Non-interest income	1,412	9,928	-	11,340
Non-interest expense	18,131	7,411	89	25,631
Income (loss) before income taxes	738	2,533	(317)	2,954
Income tax (benefit) expense	(341)	1,006	(108)	557
Net income (loss)	$1,079	$1,527	$(209)	$2,397

Total Assets	$579,238	$93,758	$329	$673,325
Net loans	475,238	91,955	-	567,193
Equity	1,079	1,527	43,952	46,558

	Year Ended December 31, 2010
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$30,844	$2,063	$7	$32,914
Interest expense	7,308	2,071	194	9,573
Net interest income (loss)	23,536	(8)	(187)	23,341
Provision for loan losses	15,133	-	-	15,133
Net interest income (loss) after provision for loan losses	8,403	(8)	(187)	8,208
Non-interest income	2,134	11,241	-	13,375
Non-interest expense	19,481	6,466	114	26,061
Income (loss) before income taxes	(8,944)	4,767	(301)	(4,478)
Income tax (benefit) expense	(3,884)	1,902	(102)	(2,084)
Net income (loss)	$(5,060)	$2,865	$(199)	$(2,394)

Total Assets	$621,552	$54,835	$314	$676,701
Net loans	501,670	53,961	-	555,631
Equity	(5,059)	2,865	46,476	44,282

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 17 – Condensed financial statements of parent company

Financial information pertaining to Carolina Bank Holdings, Inc. is as follows:

Condensed Balance Sheets
	December 31,
	2011	2010
	(in thousands)
Assets:
Cash	$781	$1,344
Investment in Carolina Capital Trust	310	310
Investment in Carolina Bank	56,386	53,093
Other assets	19	4
Total assets	$57,496	$54,751

Liabilities and stockholders' equity:
Accrued expenses	$628	$159
Junior subordinated debentures	10,310	10,310
Stockholders' Equity	46,558	44,282
Total liabilities and stockholders' equity	$57,496	$54,751

Condensed Statements of Operations

	Years ended December 31,
	2011	2010
	(in thousands)
Interest income	$13	$58

Interest expense	241	245
Other expense	89	114
Total expense	330	359

Income tax benefit	108	102
(Loss) before equity in undistributed earnings of subsidiaries	(209)	(199)
Equity in undistributed earnings of subsidiaries	2,606	(2,195)
Net income (loss)	$2,397	$(2,394)

Dividends and accretion on preferred stock	(1,174)	(1,142)
Net income (loss) available (allocable) to common stockholders	$1,223	$(3,536)

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Note 17 – Condensed financial statements of parent company (continued)

Condensed Statements of Cash Flows

Years ended December 31, 2011 and 2010

	2011	2010
	(in thousands)
Operating activities:
Net income (loss)	$2,397	$(2,394)
Adjustments to reconcile net income to net
cash provided by (used by) operating activities:
Equity in undistributed earnings of subsidiaries	(2,606)	2,195
Change in other assets	(15)	18
Change in accrued expenses	64	3
Net cash used by operating activites	(160)	(178)

Investing activities:
Investment in subsidiary	-	(3,000)
Net cash used by investing activities	-	(3,000)

Financing activities:
Dividends paid	(403)	(800)
Net cash used by financing activities	(403)	(800)

Net change in cash	(563)	(3,978)

Cash at beginning of year	1,344	5,322

Cash at end of year	$781	$1,344

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$179	$245

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The company's internal control over financial reporting is a process designed under the supervision of the company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the company's internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the COSO in Internal Control—Integrated Framework. Based on that assessment, management believes that, as of December 31, 2011, the company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Management of the company has evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, changes in the company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2011. In connection with such evaluation, the company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to pages 8-10 and 13-20 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to pages 3-4 of the Proxy Statement.

The following table sets forth certain information with respect to the Company’s equity compensation plans at December 31, 2011.

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding options,	(excluding securities
Plan Category	outstanding options	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	162,965	$9.52	500,000

Equity compensation plans not approved by security holders	None	N/A	None

Total	162,965	$9.52	500,000

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

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2010

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form: None

3.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Registrant(1)

3.2	Articles of Amendment of Registrant(11)

3.3	Bylaws of Registrant(2)

4.1	Form of Stock Certificate for Common Stock(2)

4.2	Indenture(3)

4.3	Warrant to Purchase Common Stock of Carolina Bank Holdings, Inc., dated January 9, 2009(11)

4.4	Form of Stock Certificate for Series A Preferred Stock(11)

10.1	Employment Agreement of Robert T. Braswell(4)

10.2	Employment Agreement of T. Allen Liles(5)

10.3	Employment Agreement of Gunnar N. R. Fromen(5)

10.4	Employment Agreement of Daniel D. Hornfeck(5)

10.5	1997 Incentive Stock Option Plan(6)

10.6	1997 Non-qualified Stock Option Plan(7)

10.7	2007 Incentive Stock Option Plan(7)

10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell(8)

10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles(9)

10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen(5)

10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck(5)

10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(9)

10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(9)

Exhibit
Number	Description

10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(9)

10.15	Carolina Bank Directors’ Deferral Plan(9)

10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett(5)

10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown(5)

10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III(5)

10.19	Director Retirement Agreement Between Carolina Bank and James E. Hooper(5)

10.20	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas(5)

10.21	Amended and Restated Declaration of Trust of Carolina Capital Trust(10)

10.22	Guarantee Agreement(10)

10.23	Form of Bonus Recovery Agreement(12)

10.24	Form of Golden Parachute Payment Waiver Agreement(12)

10.25	2009 Omnibus Stock Ownership and Long Term Incentive Plan(13)

10.26	Employment Agreement of Phillip B. Carmac (Filed herewith)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Cherry, Bekaert & Holland, L.L.P. (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

99.1	Proxy Statement for the 2012 Annual Meeting of Shareholders(14)

99.2	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

99.3	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

(1)	Incorporated by reference to Form 10-K of Carolina Bank Holdings, Inc. (Filed March 30, 2009 with the Securities and Exchange Commission).

(2)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission).

(3)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(4)	Incorporated by reference to Form 8-K/A of Carolina Bank Holdings, Inc. (Filed June 9, 2008 with the Securities and Exchange Commission).

(5)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed June 5, 2008 with the Securities and Exchange Commission).

(6)	Incorporated by reference to the registrant’s Registrant Statement on Form S-8, filed with the Securities and Exchange Commission on June 2, 2003

(7)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).

(8)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed May 27, 2008 with the Securities and Exchange Commission).

(9)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).

(10)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(11)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 13, 2009 with the Securities and Exchange Commission).

(12)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed February 5, 2010 with the Securities and Exchange Commission).

(13)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed March 5, 2010 with the Securities and Exchange Commission).

(14)	Filed with the Securities and Exchange Commission Pursuant to Rule 14a-6.
88

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.
(Registrant)

By:	/s/ Robert T. Braswell
Robert T. Braswell
President and
Chief Executive Officer

Date:	March 21, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert T. Braswell	March 21, 2012
Robert T. Braswell
President, Chief Executive Officer and Director

/s/ Susan Alt	March 21, 2012
Susan Alt
Director

/s/ Kevin J. Baker	March 21, 2012
Kevin J. Baker
Director

/s/ J. Alexander S. Barrett	March 21, 2012
J. Alexander S. Barrett
Director

/s/ Stephen K. Bright	March 21, 2012
Stephen K. Bright
Director

/s/ Gary N. Brown	March 21, 2012
Gary N. Brown
Chairman of the Board of Directors

/s/ George E. Carr	March 21, 2012
George E. Carr
Director

/s/ James E. Hooper	March 21, 2012
James E. Hooper
Director

/s/ J. Edward Kitchen	March 21, 2012
J. Edward Kitchen
Director

/s/ D. Wayne Thomas	March 21, 2012
D. Wayne Thomas
Director

/s/ T. Allen Liles	March 21, 2012
T. Allen Liles
Secretary, Treasurer and
Principal Financial and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of Registrant *
3.3	Bylaws of Registrant*
4.1	Form of Stock Certificate*
4.2	Indenture*
4.3	Warrant to Purchase Common Stock of Carolina Bank Holdings, Inc., dated January 9, 2009*
4.4	Form of Stock Certificate for Series A Preferred Stock*
10.1	Employment Agreement of Robert T. Braswell*
10.2	Employment Agreement of T. Allen Liles*
10.3	Employment Agreement of Gunnar N. R. Fromen*
10.4	Employment Agreement of Daniel D. Hornfeck*
10.5	1997 Incentive Stock Option Plan*
10.6	1997 Non-qualified Stock Option Plan*
10.7	2007 Incentive Stock Option Plan*
10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell*
10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles*
10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen*
10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck*
10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell*
10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles*
10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen*
10.15	Carolina Bank Directors’ Deferral Plan*
10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett*
10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown*
10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III*
10.19	Director Retirement Agreement Between Carolina Bank and James E. Hooper*
10.20	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas*
10.21	Amended and Restated Declaration of Trust of Carolina Capital Trust*
10.22	Guarantee Agreement*
10.23	Form of Bonus Recovery Agreement*
10.24	Form of Golden Parachute Waiver Agreement*
10.25	2009 Omnibus Stock Ownership and Long Term Incentive Plan*
10.26	Employment Agreement of Phillip B. Carmac*
21.1	Subsidiaries (Filed herewith)
23.1	Consent of Cherry, Bekaert & Holland, L.L.P. (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
99.1	Proxy Statement for 2012 Annual Meeting of shareholders**
99.2	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)
99.3	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

* Incorporated by reference.

** To be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

