Form 10-Q
period 2012-03-31
CAROLINA BANK HOLDINGS INC
filed 2012-05-14
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value, outstanding as of May 11, 2012.

CAROLINA BANK HOLDINGS, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	2

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	2

Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	3

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011	4

Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 4. (Reserved)	36

Item 6. Exhibits	36

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011*
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$6,100	$5,664
Interest-bearing deposits with banks	15,130	7,647
Securities available-for-sale, at fair value	44,929	42,208
Securities held-to-maturity	370	392
Loans held for sale	81,497	91,955
Loans	480,888	487,031
Less allowance for loan losses	(12,491)	(11,793)
Net loans	468,397	475,238
Premises and equipment, net	17,454	17,442
Other real estate owned	7,708	6,728
Bank-owned life insurance	10,480	10,385
Other assets	15,944	15,666
Total assets	$668,009	$673,325

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$57,172	$57,475
NOW, money market and savings	325,636	324,449
Time	205,692	214,715
Total deposits	588,500	596,639

Advances from the Federal Home Loan Bank	3,053	3,075
Securities sold under agreements to repurchase	1,918	1,536
Subordinated debentures	19,507	19,489
Other liabilities and accrued expenses	7,088	6,028
Total liabilities	620,066	626,767

Commitments - Note O
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares	15,273	15,177
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045 shares	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,879	15,870
Retained earnings	10,058	9,132
Stock in directors' rabbi trust	(912)	(875)
Directors' deferred fees obligation	912	875
Accumulated other comprehensive income	1,505	1,151
Total stockholders’ equity	47,943	46,558
Total liabilities and stockholders’ equity	$668,009	$673,325

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months
	Ended March 31,
	2012	2011
	(in thousands, except per share data)
Interest income
Loans	$7,085	$7,150
Investment securities, taxable	306	401
Investment securities, non taxable	107	162
Interest from deposits in banks	10	20
Total interest income	7,508	7,733

Interest expense
NOW, money market, savings	548	660
Time deposits	709	967
Other borrowed funds	202	188
Total interest expense	1,459	1,815

Net interest income	6,049	5,918
Provision for loan losses	1,460	1,700
Net interest income after provision for loan losses	4,589	4,218
Non-interest income
Service charges	283	231
Mortgage banking income	3,297	1,635
Gain on sale of securities available-for-sale	-	97
Gain on sale of other real estate owned	48	-
Other	172	147
Total non-interest income	3,800	2,110

Non-interest expense
Salaries and benefits	4,030	2,964
Occupancy and equipment	682	638
Professional fees	257	253
Outside data processing	206	219
FDIC insurance	215	385
Advertising and promotion	175	87
Stationery, printing and supplies	135	139
Impairment of other real estate owned	296	-
Other real estate owned expense	156	294
Other	539	491
Total non-interest expense	6,691	5,470

Income before income taxes	1,698	858
Income tax expense	470	246
Net income	1,228	612
Dividends and accretion on preferred stock	302	288
Net income available to common stockholders	$926	$324

Net income per common share
Basic	$0.27	$0.10
Diluted	$0.27	$0.10

See accompanying notes to consolidated financial statements.

3

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months
	Ended March 31,
	2012	2011
	(in thousands)

Net income	$1,228	$612

Other comprehensive income:
Investment securities available-for-sale:
Unrealized holding gains	537	400
Tax effect	(183)	(136)
Reclassification of gains recognized in net income	-	(97)
Tax effect	-	33
	354	200

Comprehensive income	$1,582	$812

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2011	$15,177	$3,387	$1,841	$15,870	$9,132	$(875)	$875	$1,151	$46,558

Net income	-	-	-	-	1,228	-	-	-	1,228
Other comprehensive income, net of tax	-	-	-	-	-	-	-	354	354

Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(37)	37	-	-
Stock options expensed	-	-	-	9	-	-	-	-	9
Amortization of preferred stock discount	96	-	-	-	(96)	-	-	-	-
Preferred stock dividends	-	-	-	-	(206)	-	-	-	(206)

Balance, March 31, 2012	$15,273	$3,387	$1,841	$15,879	$10,058	$(912)	$912	$1,505	$47,943

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months
	Ended March 31,
	2012	2011
Cash flows from operating activities	(in thousands)
Net income	$1,228	$612
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,460	1,700
Depreciation	219	226
Increase in cash surrender value of bank-owned life insurance	(95)	(94)
Stock-based compensation expense	9	9
Deferred income tax benefit	(202)	(36)
Amortization (accretion), net	(15)	5
Amortization of subordinated debt discount	18	19
Gain on sale of other real estate owned	(48)	-
Gain on sale of investments	-	(97)
Impairment of other real estate owned	296	-
Net decrease in loans held for sale	10,458	37,838
(Increase) decrease in other assets	(258)	669
Increase (decrease) in accrued expenses and other liabilities	854	(10)
Net cash provided by operating activities	13,924	40,841

Cash flows from investing activities
Purchases of investment securities available-for-sale	(3,778)	(11,846)
Maturities and calls of securities available-for-sale	919	2,000
Repayments from mortgage-backed securities available-for-sale	690	888
Repayments from mortgage-backed securities held-to-maturity	21	56
Reduction of loans, net of principal collected	3,419	7,844
Proceeds from sales of investment securities	-	365
Improvements to other real estate owned	(44)	-
Proceeds from sale (less purchases) of premises and equipment	(231)	(145)
Proceeds from sales of other real estate owned	778	1,249
Net cash provided by investing activities	1,774	411

Cash flows from financing activities
Net decrease in deposits	(8,139)	(15,172)
Net decrease in Federal Home Loan Advances	(22)	(21)
Increase in securities sold under agreements to repurchase	382	1,793
Net cash used for financing activities	(7,779)	(13,400)

Net increase in cash and cash equivalents	7,919	27,852
Cash and cash equivalents at beginning of period	13,311	22,826
Cash and cash equivalents at end of period	$21,230	$50,678

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,423	$1,936
Cash paid during the period for income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$1,962	$2,563
Dividends declared but not paid	$206	$200
Accretion of preferred stock discount	$96	$89
Change in unrealized gains on securities available-for-sale	$537	$400

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina and operates under the laws of North Carolina, the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has eight full-service banking locations, comprised of four in Greensboro and one in each of Asheboro, Burlington, High Point, and Winston-Salem. A wholesale mortgage division is located at the Greensboro corporate headquarters, and retail mortgage loan production offices are located in Burlington and Raleigh. The Raleigh loan production office was opened in March 2012. All offices, except the Raleigh loan production office, are in the Piedmont Triad region of North Carolina.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for annual future periods.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2011 and 2010, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the annual financial statements.

Note D - Use of estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note E - Stock compensation plans

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

There were no stock option grants in 2011 or the first three months of 2012. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $9,000 in the first three months of 2012 and 2011. At March 31, 2012, there was $27,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of 0.75 years.

Note F - Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the quarters ended March 31, 2012 and 2011, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,045.

The only potential issuances of Company stock are stock options granted to various officers of the Bank and a warrant to purchase common stock executed in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except per share data)

Net income available to common stockholders	$926	$324

Weighted average outstanding shares - basic	3,387	3,387
Dilutive effect of stock options and warrants	-	-
Weighted average shares - diluted	3,387	3,387

Diluted net income per share	$0.27	$0.10

For the three months ended March 31, 2012 and 2011, there were stock options and warrants covering 513,976 and 519,102 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount for the first three months of 2012 and 2011 was $96,000 and $89,000, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

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

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,197,000 and $9,179,000 at March 31, 2012 and December 31, 2011, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have three principal business segments in 2012 and 2011, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2010. Financial performance, reflective of inter-company eliminations, for the three months ended March 31, 2012 and 2011, and selected balance sheet information, reflective of inter-company eliminations, at March 31, 2012 and 2011 for each segment is as follows:

	Three months ended March 31, 2012
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$6,795	$711	$2	$7,508
Interest expense	680	713	66	1,459
Net interest income (loss)	6,115	(2)	(64)	6,049
Provision for loan losses	1,460	-	-	1,460
Net interest income (loss) after provision for loan losses	4,655	(2)	(64)	4,589
Non-interest income	503	3,297	-	3,800
Non-interest expense	4,436	2,234	21	6,691
Income (loss) before income taxes	722	1,061	(85)	1,698
Income tax (benefit) expense	80	419	(29)	470
Net income (loss)	$642	$642	$(56)	$1,228

Total assets	$584,438	$83,216	$355	$668,009
Net loans	468,397	81,497	-	549,894
Equity	642	642	46,659	47,943

	Three months ended March 31, 2011
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$7,431	$300	$2	$7,733
Interest expense	1,474	284	57	1,815
Net interest income (loss)	5,957	16	(55)	5,918
Provision for loan losses	1,700	-	-	1,700
Net interest income (loss) after provision for loan losses	4,257	16	(55)	4,218
Non-interest income	475	1,635	-	2,110
Non-interest expense	4,033	1,412	25	5,470
Income (loss) before income taxes	699	239	(80)	858
Income tax (benefit) expense	179	94	(27)	246
Net income (loss)	$520	$145	$(53)	$612

Total assets	$647,273	$16,476	$381	$664,130
Net loans	489,563	16,123	-	505,686
Equity	520	145	44,238	44,903

The Mortgage Division has experienced strong growth in originations since its establishment in 2007 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Originations and related fee income increased substantially in the first three months of 2012 over 2011 due to lower interest rates in 2012, continued refinancing by borrowers, and expansion of staff and overtime to manage the additional volume. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty expenses and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $128,000 and $109,000 for the three months ending March 31, 2012 and 2011, respectively. The warranty liability, which is available to fund future warranty claims, was $932,000 and $833,000 at March 31, 2012 and December 31, 2011, respectively. Five warranty claims totaling $410,000 have been paid since establishment of the mortgage division in 2007. In addition, three loans with a total current principal balance of $467,000 and fair value of $411,000 have been repurchased and are included in loans held for sale at fair value. Other real estate owned includes one residence valued at $116,000 which was repurchased due to warranty claims.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
March 31, 2012

Available for sale
Municipal securities	$15,599	$1,235	$-	$16,834
FNMA, FHLMC, and GNMA mortgage-backed securities	12,807	988	-	13,795
Corporate securities	13,977	42	72	13,947
Unrestricted stock	266	87	-	353
	$42,649	$2,352	$72	$44,929

Held to maturity
FNMA and GNMA mortgage-backed securities	$370	$28	$-	$398
	$370	$28	$-	$398

December 31, 2011

Available for sale
Municipal securities	$16,531	$1,236	$-	$17,767
FNMA, FHLMC, and GNMA mortgage-backed securities	13,489	1,005	-	14,494
Corporate securities	10,179	15	588	9,606
Unrestricted stock	266	75	-	341
	$40,465	$2,331	$588	$42,208

Held to maturity
FNMA and GNMA mortgage-backed securities	$392	$28	$-	$420
	$392	$28	$-	$420

Investments are periodically evaluated for any impairment which would be deemed other than temporary. Based upon these evaluations, the Company did not deem any debt securities to be impaired during 2011 or the first three months of 2012. The deterioration in value is primarily attributable to changes in market demand for corporate securities, not changes in the credit risk of the corporate issuers, and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity.  The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. Information pertaining to temporarily impaired securities with gross unrealized losses at March 31, 2012 and December 31, 2011, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater		Total
	Number		Gross		Gross		Gross
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(in thousands)
March 31, 2012:
Corporate securities	6	$7,604	$72	$-	$-	$7,604	$72
Total	6	$7,604	$72	$-	$-	$7,604	$72

December 31, 2011:
Corporate securities	6	$8,142	$588	$-	$-	$8,142	$588
Total	6	$8,142	$588	$-	$-	$8,142	$588

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first three months of 2012 and 2011 and related asset balances at March 31, 2012 and December 31, 2011 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2012
Beginning of year balance	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Provision for loan losses	821	559	(46)	76	(56)	95	11	1,460
Charge-offs	(146)	(354)	(163)	(76)	(28)	(17)	-	(784)
Recoveries	-	5	-	2	14	1	-	22
Balance at March 31,	$3,623	$3,900	$917	$996	$2,915	$125	$15	$12,491
2011
Beginning of year balance	$4,478	$3,364	$818	$846	$2,746	$79	$28	$12,359
Provision for loan losses	3,440	1,161	698	896	708	(29)	(24)	6,850
Charge-offs	(5,137)	(1,319)	(405)	(756)	(569)	(6)	-	(8,192)
Recoveries	167	484	15	8	100	2	-	776
Balance at December 31,	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793

Balances at March 31, 2012
Allowance for loan losses:
Balance at March 31,	$3,623	$3,900	$917	$996	$2,915	$125	$15	$12,491
Ending balance individually evaluated for impairment	$544	$1,185	$304	$207	$1,542	$-	$-	$3,782
Ending balance collectively evaluated for impairment	$3,079	$2,715	$613	$789	$1,373	$125	$15	$8,709
Loans Outstanding:
Balance at March 31,	$52,205	$242,321	$67,060	$48,860	$64,402	$6,040	$-	$480,888
Ending balance individually evaluated for impairment	$4,395	$27,965	$1,701	$5,372	$5,570	$8	$-	$45,011
Ending balance collectively evaluated for impairment	$47,810	$214,356	$65,359	$43,488	$58,832	$6,032	$-	$435,877

Balances at December 31, 2011
Allowance for loan losses:
Balance at December 31,	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Ending balance individually evaluated for impairment	$23	$595	$556	$165	$1,398	$-	$-	$2,737
Ending balance collectively evaluated for impairment	$2,925	$3,095	$570	$829	$1,587	$46	$4	$9,056
Loans Outstanding:
Balance at December 31,	$51,383	$251,015	$66,172	$51,499	$60,863	$6,099	$-	$487,031
Ending balance individually evaluated for impairment	$4,606	$27,183	$1,858	$5,978	$5,868	$10	$-	$45,503
Ending balance collectively evaluated for impairment	$46,777	$223,832	$64,314	$45,521	$54,995	$6,089	$-	$441,528

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total Loans	or More & Accruing
	(in thousands)
At March 31, 2012
Real Estate Loans:
Construction & development	$-	$-	$2,464	$2,464	$49,741	$52,205	$-
Commercial real estate	23	-	13,766	13,789	228,532	242,321	-
Home equity lines	227	-	685	912	66,148	67,060	-
Residential real estate	625	-	2,925	3,550	45,310	48,860	-
Total real estate	875	-	19,840	20,715	389,731	410,446	-
Commercial & industrial	27	-	3,344	3,371	61,031	64,402	-
Consumer & other	-	4	3	7	6,033	6,040	-
Total loans	$902	$4	$23,187	$24,093	$456,795	$480,888	$-

At December 31, 2011
Real Estate Loans:
Construction & development	$-	$-	$4,265	$4,265	$47,118	$51,383	$-
Commercial real estate	-	-	12,513	12,513	238,502	251,015	-
Home equity lines	300	-	791	1,091	65,081	66,172	-
Residential real estate	369	3	3,770	4,142	47,357	51,499	-
Total real estate	669	3	21,339	22,011	398,058	420,069	-
Commercial & industrial	-	-	1,572	1,572	59,291	60,863	-
Consumer & other	-	-	4	4	6,095	6,099	-
Total loans	$669	$3	$22,915	$23,587	$463,444	$487,031	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At March 31, 2012 and December 31, 2011, the total recorded investment in impaired loans amounted to approximately $45,011,000 and $45,503,000, respectively. Of these impaired loans, $23,187,000 and $22,915,000 were on non-accrual at March 31, 2012 and December 31, 2011, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period				For Period Ended
		Unpaid	Related		Average	Interest
	Recorded	Principal	Loan Loss		Recorded	Income
	Investment	Balance	Allowance		Investment	Recognized
	(in thousands)
March 31, 2012
With no related allowance recorded
Real Estate Loans:
Construction & development	$2,779	$2,849	$-		$2,875	$5
Commercial real estate	21,872	22,422	-		23,368	518
Home equity lines	405	426	-		539	3
Residential real estate	4,018	4,145	-		4,372	29
Total real estate	29,074	29,842	-		31,154	555
Commercial & industrial	3,616	3,629	-		3,634	20
Consumer & other	8	9	-		10	-
Total loans	32,698	33,480	-		34,798	575
With an allowance recorded
Real Estate Loans:
Construction & development	1,615	1,617	544		1,671	21
Commercial real estate	6,094	6,134	1,185		6,146	69
Home equity lines	1,296	1,314	304		1,314	16
Residential real estate	1,354	1,368	207		1,375	21
Total real estate	10,359	10,433	2,240		10,506	127
Commercial & industrial	1,954	1,960	1,542		2,147	26
Consumer & other	-	-	-		-	-
Total loans	12,313	12,393	3,782		12,653	153
Total impaired loans	$45,011	$45,873	$3,782	#	$47,451	$728
December 31, 2011
With no related allowance recorded
Real Estate Loans:
Construction & development	$4,479	$5,473	$-		$5,352	$81
Commercial real estate	22,967	23,551	-		23,297	846
Home equity lines	533	555	-		542	20
Residential real estate	4,929	5,448	-		5,727	173
Total real estate	32,908	35,027	-		34,918	1,120
Commercial & industrial	2,186	2,200	-		2,273	77
Consumer & other	10	11	-		13	1
Total loans	35,104	37,238	-		37,204	1,198
With an allowance recorded
Real Estate Loans:
Construction & development	127	127	23		222	2
Commercial real estate	4,216	4,226	595		4,339	246
Home equity lines	1,325	1,336	556		1,319	77
Residential real estate	1,049	1,057	165		1,070	61
Total real estate	6,717	6,746	1,339		6,950	386
Commercial & industrial	3,682	3,691	1,398		3,789	191
Consumer & other	-	-	-		-	-
Total loans	10,399	10,437	2,737		10,739	577
Total impaired loans	$45,503	$47,675	$2,737	#	$47,943	$1,775

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(in thousands)
Real Estate Loans:
Construction & development	$2,464	$4,265
Commercial real estate	13,766	12,513
Home equity lines	685	791
Residential real estate	2,925	3,770
Total real estate	19,840	21,339
Commercial & industrial	3,344	1,572
Consumer & other	3	4
Total loans	$23,187	$22,915

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at March 31, 2012 and December 31, 2011
	Construction &		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2012	2011	2012	2011	2012	2011
	(in thousands)
Pass	$39,900	$36,968	$205,186	$210,356	$64,610	$64,561
Special Mention	1,083	1,083	6,132	9,099	214	214
Criticized	11,222	13,332	31,003	31,560	2,236	1,397
TOTAL	$52,205	$51,383	$242,321	$251,015	$67,060	$66,172

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2012	2011	2012	2011	2012	2011
	(in thousands)
Pass	$39,685	$41,664	$57,694	$54,947	$6,005	$6,064
Special Mention	824	802	353	646	23	25
Criticized	8,351	9,033	6,355	5,270	12	10
TOTAL	$48,860	$51,499	$64,402	$60,863	$6,040	$6,099

During 2012 and 2011, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings. The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company did not identify as troubled debt restructurings any receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

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

There were no available commitments for troubled debt restructurings outstanding at March 31, 2012.

The following tables present troubled debt restructurings as of March 31, 2012 and December 31, 2011:

Troubled Debt Restructurings
	March 31, 2012
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	2	$346	4	$1,130	6	$1,476
Commercial real estate	9	11,958	16	7,718	25	19,676
Home equity lines	0	-	1	150	1	150
Residential real estate	10	1,924	9	1,199	19	3,123
Total real estate	21	14,228	30	10,197	51	24,425
Commercial & industrial	5	1,495	5	2,091	10	3,586
Consumer & other	1	5	0	-	1	5
Total loans	27	$15,728	35	$12,288	62	$28,016

	December 31, 2011
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	2	$349	6	$1,789	8	$2,138
Commercial real estate	11	13,912	13	5,758	24	19,670
Home equity lines	0	-	1	150	1	150
Residential real estate	10	1,949	8	870	18	2,819
Total real estate	23	16,210	28	8,567	51	24,777
Commercial & industrial	10	2,286	2	493	12	2,779
Consumer & other	1	6	0	-	1	6
Total loans	34	$18,502	30	$9,060	64	$27,562

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

The following tables present newly restructured loans that occurred during the three months ended March 31, 2012 and 2011, respectively:

	New Troubled Debt Restructurings
	Three Months Ended March 31, 2012
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Commercial real estate	-	$-	-	$-	1	$123	-	$-	1	$123
Total real estate	-	-	-	-	1	123	-	-	1	123
Commercial & industrial	-	-	-	-	1	835	-	-	1	835
Total loans	-	$-	-	$-	2	$958	-	$-	2	$958

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Commercial real estate	-	$-	-	$-	1	$122	-	$-	1	$122
Total real estate	-	-	-	-	1	122	-	-	1	122
Commercial & industrial	-	-	-	-	1	829	-	-	1	829
Total loans	-	$-	-	$-	2	$951	-	$-	2	$951

	Three Months Ended March 31, 2011
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Commercial real estate	-	$-	-	$-	2	$3,481	9	$5,214	11	$8,695
Residential real estate	-	-	-	-	2	190	11	1,801	13	1,991
Total real estate	-	-	-	-	4	3,671	20	7,015	24	10,686
Commercial & industrial	-	-	-	-	1	85	1	68	2	153
Total loans	-	$-	-	$-	5	$3,756	21	$7,083	26	$10,839

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Commercial real estate	-	$-	-	$-	2	$3,481	9	$5,208	11	$8,689
Residential real estate	-	-	-	-	2	190	11	1,794	13	1,984
Total real estate	-	-	-	-	4	3,671	20	7,002	24	10,673
Commercial & industrial	-	-	-	-	1	83	1	68	2	151
Total loans	-	$-	-	$-	5	$3,754	21	$7,070	26	$10,824

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2012 and 2011, respectively:

TDRs with a payment default occurring within 12 months of restructure

	During the three months ended
	March 31, 2012		March 31, 2011
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	5	$7,134	-	$-
Total real estate	5	7,134	-	-
Commercial & industrial	3	1,606	-	-
Total loans	8	$8,740	-	$-

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

Interest Rate Lock Commitments

The Mortgage Division of the Company hedges some of its residential mortgage loans held for sale by selling mortgage backed securities on a forward basis. The forward sale mortgage backed securities are later purchased or closed when mandatory loan sales are consummated for the related mortgages that are originated. The value of the estimated loan commitments and open hedges are marked to market through the income statement. The significant unobservable input used in the Level 3 fair value measurement of the Company’s Interest Rate Lock Commitments (IRLCs) on hedged loans held for sale is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position. The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The closing ratio is computed by management using historical data.

Assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At March 31, 2012:
Securities available-for-sale:
Municipal securities	$16,834	$-	$16,834	$-
Mortgage-backed securities	13,795	-	13,795	-
Corporate securities	13,947	-	13,947	-
Unrestricted stock	353	353	-	-
Total available-for-sale securities	44,929	353	44,576	-
Loans held for sale	81,497	-	81,497	-
Interest rate lock commitments	159	-	-	159
Total	$126,585	$353	$126,073	$159

At December 31, 2011:
Securities available-for-sale:
Municipal securities	$17,767	$-	$17,767	$-
Mortgage-backed securities	14,494	-	14,494	-
Corporate securities	9,606	-	9,606	-
Unrestricted stock	341	341	-	-
Total available-for-sale securities	42,208	341	41,867	-
Loans held for sale	91,955	-	91,955	-
Interest rate lock commitments	47	-	-	47
Total	$134,210	$341	$133,822	$47

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2012 and December 31, 2011, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned and Repossessed Assets

Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or the new fair value less estimated selling costs. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where an appraisal less estimated selling costs is used to determine fair value, management adjustments are significant to the fair value measurements, or other means are used to estimate fair value in the absence of an appraisal, the Company records the impaired loan as nonrecurring Level 3 within the valuation hierarchy.

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At March 31, 2012, there were no fair value adjustments related to $370,000 of securities held to maturity.

Assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At March 31, 2012:
Impaired loans	$41,229	$-	$-	$41,229
Other real estate owned	7,708	-	-	7,708

At December 31, 2011:
Impaired loans	$42,766	$-	$-	$42,766
Other real estate owned	6,728	-	-	6,728

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
Description	March 31, 2012	Technique	Inputs	Input Value
	(in thousands)

Impaired loans	$41,229	Appraised Value / Discounted Cash Flows / Market Value of Note	Appraisals and/or sales of comparable properties / Independent quotes	n/a

Other real estate owned	$7,708	Appraised Value / Comparable Sales / Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties / Independent quotes/bids / Forward sale contract values	n/a

Net Derivative Assets and Liabilities:
Interest rate lock commitments	$159	Pricing Models	Weighted Average Closing Ratio	80.7%

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at March 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2012
Financial Instruments - Assets
Investment securities held-to-maturity	$370	$398	$-	$398	$-
Net loans held for investment	468,397	469,626	-	-	469,626

Financial Instruments - Liabilities
Time deposits	205,692	207,556	-	-	207,556
Trust preferred subordinated debt	10,310	7,398	-	-	7,398

December 31, 2011
Financial Instruments - Assets
Investment securities held-to-maturity	$392	$420	$-	$420	$-
Net loans held for investment	475,238	477,271	-	-	477,271

Financial Instruments - Liabilities
Time deposits	214,715	216,418	-	-	216,418
Trust preferred subordinated debt	10,310	7,453	-	-	7,453

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

The table below provides the carrying values of derivative instruments at March 31, 2012 and December 31, 2011:

	Carrying Value	Carrying Value	Gain (Loss)	Notional Amount
Derivatives designated as	of Assets	of Liabilities	in Income	of Derivative
hedging instruments:	(in thousands)

At March 31, 2012:
Mortgage loan rate lock commitments	$159	$-	$159	$-

Mortgage backed securities forward sales	$-	$5	$(5)	$11,500

At December 31, 2011:
Mortgage loan rate lock commitments	$47	$-	$47	$-

Mortgage backed securities forward sales	$-	$60	$(60)	$4,750

Prior to October 2010, the Company sold mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans were consummated at approximately the same time that optional commitments were given to borrowers to originate the loans. Conventional loans which represent the majority of mortgage originations by the Mortgage Division are still sold on a best efforts basis. The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at March 31, 2012 and December 31, 2011;

	March 31, 2012			December 31, 2011
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$81,497	$80,855	$642	$91,955	$91,254	$701

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net (losses) resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the three months ended March 31, 2012 and 2011, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net gains (losses) resulting from changes in fair value	$(59)	$(322)

Note N – Impact of recently adopted accounting standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Update amended the existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The Company implemented this guidance in the quarter ended September 30, 2011; the adoption of this amendment has resulted in expanded narrative and tabular disclosures surrounding TDRs in the Company’s consolidated financial statements, as reflected in Note K.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The Update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Update amends existing guidance by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012. The adoption of this guidance has resulted in expanded narrative and tabular disclosures regarding fair value measurements in the Company’s consolidated financial statements, as reflected in Note L.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The amendments eliminate the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and require consecutive presentation of the statement of net income and other comprehensive income. The Company implemented this guidance in the period ended December 31, 2011; the adoption of these amendments affected the presentation of the Company’s consolidated financial statements, but did not change the items that are reported in other comprehensive income. In December 2011, the FASB further amended this topic with ASU No. 2011-12. This amendment deferred the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates further requirements.

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to March 31, 2012. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2012 and December 31, 2011, pre-approved but unused lines of credit for loans totaled approximately $124,069,000 and $133,103,000, respectively. In addition, we had $1,862,000 in standby letters of credit at March 31, 2012 and December 31, 2011. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem, and a mortgage loan office in Burlington. Aggregate minimum lease payments over the next five years are $1,646,000 and $2,919,000 thereafter.

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

Comparison of Financial Condition

Assets. Our total assets decreased by $5.3 million, or 0.8%, from $673.3 million at December 31, 2011, to $668.0 million at March 31, 2012. During the three months ended March 31, 2012, cash and due from banks, interest-bearing deposits with banks and investment securities increased by $10.6 million while loans held for sale decreased $10.5 million, and loans held for investment decreased $6.1 million. The decrease in loans held for sale was expected as loans outstanding had risen to above targeted levels at December 31, 2011 due to delays in processing loan sales. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in 2010, 2011, and the first three months of 2012. The slowing demand complimented our planned asset reduction strategy to improve our capital ratios.

Liabilities. Total deposits decreased by $8.1 million, or 1.4%, from $596.6 million at December 31, 2011, to $588.5 million at March 31, 2012. Time deposits decreased $9.0 million during the first three months of 2012, primarily from maturing broker deposits, that were not renewed due to ample liquidity. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB’) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements increased $0.4 million and FHLB advances were down slightly during the first three months of 2012. We had approximately $35.2 million in out-of-market time deposits from other institutions and $19.4 million in brokered deposits at March 31, 2012, a decrease of $4.2 million in these two types of accounts from December 31, 2011.

Stockholders’ Equity. Total stockholders’ equity increased $1.3 million at March 31, 2012 to $47.9 million from $46.6 million at December 31, 2011, due to retained net income and an increase in accumulated other comprehensive income from appreciation of investment securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

General. Net income was $1,228,000 and $612,000 for the first quarter of 2012 and 2011, respectively. Net income available to common stockholders was $926,000, or $0.27 per diluted share, for the three months ended March 31, 2012 compared to $324,000, or $0.10 per diluted share, for the three months ended March 31, 2011. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. Higher net income in 2012 resulted primarily from higher mortgage banking income. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2010, 2011, and the first three months of 2012 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. While economic conditions have not improved substantially since 2010 in our primary markets, loan charge-offs have declined and the risk in the loan portfolio has declined as evidenced by a decrease in construction and development loans.

Net interest income. Net interest income of $6,049,000 for the three months ended March 31, 2012 increased $131,000 from the first quarter of 2011. An increase in the net yield on interest earning assets of 10 basis points in 2012 was partially offset by a decline in average interest-earning assets by $10.7 million. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.98% in the first quarter of 2012 from 3.88% in the first quarter of 2011. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2012 and 2011.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended March 31,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$20,163	$10	0.20%	$41,596	$20	0.19%
Non-taxable investments (2.)	11,107	160	5.79%	16,080	241	6.08%
Taxable investments	32,626	306	3.77%	35,742	401	4.55%
Loans held for sale	73,084	711	3.91%	23,353	300	5.21%
Loans (3.)	479,121	6,374	5.35%	510,051	6,850	5.45%
Interest-earning assets	616,101	7,561		626,822	7,812
Interest-earning assets			4.94%			5.05%

Non interest-earning assets	47,831			46,841

Total assets	$663,932			$673,663

Interest-bearing liabilities
Interest checking	$35,193	$22	0.25%	$31,821	$24	0.31%
Money market and savings	286,638	526	0.74%	274,282	636	0.94%
Time certificates and IRAs	207,574	709	1.37%	249,278	967	1.57%
Other borrowings	24,530	202	3.31%	24,293	188	3.14%
Total interest-bearing liabilities	553,935	1,459		579,674	1,815
Cost on average
Interest-bearing liabilities			1.06%			1.27%
Non-interest-bearing liabilities
Demand deposits	57,446			44,818
Other liabilities	5,350			4,520
Total non-interest-bearing liabilities	62,796			49,338
Total liabilities	616,731			629,012
Stockholders' equity	47,201			44,651
Total liabilities and equity	$663,932			$673,663
Net interest income		$6,102			$5,997
Net yield on average interest-earning assets			3.98%			3.88%
Interest rate spread			3.88%			3.78%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $1,460,000 and $1,700,000 for the three months ended March 31, 2012 and 2011, respectively. The amount of the provision for loan losses decreased in 2012 primarily because of a decrease in net loan charge-offs and fewer allowances for loan losses on impaired loans. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $3,800,000 for the three months ended March 31, 2012, as compared to $2,110,000 for the three months ended March 31, 2011. Service charges increased $52,000, or 22.5%, and mortgage banking income increased $1,662,000, or 101.7%, during the first quarter of 2012 compared to the first quarter of 2011.

Non-interest expense. Total non-interest expense amounted to $6,691,000 and $5,470,000 for the three months ended March 31, 2012 and 2011, respectively. Salaries and employee benefits increased $1,066,000, or 36.0%, primarily from expansion of our Mortgage Division, from increased variable compensation in our Mortgage Division due to additional mortgage loan activity, and from resumption of incentive accruals for Bank employees upon attainment of certain financial goals. The number of full-time equivalent employees increased to 184 at March 31, 2012 from 163 at March 31, 2011. Impairment of other real estate owned was $296,000 and $0 in the first quarter of 2012 and 2011, respectively, as real estate values continued to decrease in our primary lending markets in 2012. Lower expenses were incurred in the first quarter of 2012 in the areas of outside data processing, FDIC insurance and repossessed asset expenses.

Income taxes. Income tax expense was $470,000, or 27.7% of net income before income taxes, for the three month period ended March 31, 2012, as compared to $246,000, or 28.7% of net income before income taxes, for the three month period ended March 31, 2011. Larger tax credits primarily accounted for the lower effective tax rate in 2012.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $30,895,000 at March 31, 2012, compared to $29,643,000 at December 31, 2011. Non-performing assets, as a percentage of total assets, was 4.62% at March 31, 2012, compared to 4.40% at December 31, 2011. There were no loans 90 days or more past due and still accruing interest at March 31, 2012 or December 31, 2011. Other real estate owned was $7,708,000 at March 31, 2012 and $6,728,000 at December 31, 2011. The increase in the level of non-performing assets was primarily one commercial loan relationship of $2,719,000 that defaulted in March of 2012; otherwise, the level of non-performing assets would have declined in accordance with our goal of meaningful reductions in 2012. The elevated level of non-performing assets at March 31, 2012 and December 31, 2011 is related to the decline in economic conditions in our lending markets. The seasonally adjusted unemployment rate in North Carolina decreased to 9.7% in March 2012 from 10.4% in December 2011 and March 2011. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to the slow economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $3,782,000 at March 31, 2012 from $2,737,000 at December 31, 2011, and impaired loans decreased to $45,011,000 at March 31, 2012 from $45,503,000 at December 31, 2011. The specific portion of our allowance relating to impaired loans increased primarily because we changed from using the present value of cash flows to a collateral based method to measure impairment on two loans whose cash flows had not met expectations during 2012. The general portion of our allowance for loan losses decreased to $8,709,000 on non-impaired loans of $435,877,000 at March 31, 2012 from $9,056,000 on non-impaired loans of $441,528,000 at December 31, 2011. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.37% on loans secured by multi-family properties to 4.86% on construction and development loans, to categories of non-impaired loans at each period end. We changed from using the latest eight quarters in 2011 to the latest ten quarters in 2012 to determine the estimated loss ratios inherent in the loan portfolio because we believe the longer period is more representative of expected losses. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as the changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses increased from $1,605,000 at December 31, 2011 to $2,006,000 at March 31, 2012 because of continued decline in the market value of collateral securing many of our real estate loans.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $762,000 for the three months ended March 31, 2012 compared to $1,645,000 for the same period in 2011.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first three months of 2012, we increased our levels of short-term liquidity due to a decrease in our loans held for sale and loans held for investment. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, increased to $21.2 million at March 31, 2012 from $13.3 million at December 31, 2011. We also have substantial secondary sources of liquidity in the form of unused secured lines of credit from the FHLB and the Federal Reserve of approximately $146 million at March 31, 2012.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2012 and December 31, 2011, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank met its goal of increasing Tier 1 capital to average assets to 8% in 2011 through earnings and moderate asset growth in response to regulatory requests in January 2011. Tier 1 capital to average assets for Carolina Bank was 8.35% at March 31, 2012 compared to 8.02% at December 31, 2011. Carolina Bank Holdings, Inc. also agreed to seek regulatory approval to pay dividends on its preferred stock and interest on its trust preferred securities after January 2011. Interest payments on trust preferred securities are current based on approvals granted. Dividends of $608,000 on preferred stock have been deferred due to approvals not granted.

Due to our strong growth in recent years and our anticipation of continued growth, we increased our capital in January 2009 by issuing $16 million in preferred stock to the United States Treasury under the Capital Purchase Program. Carolina Bank also issued approximately $9.3 million in subordinated debt through a private placement in the third quarter of 2008 to increase capital at the bank level.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2012. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2012. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4. (Reserved)

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, in XBRL(eXtensible Business Reporting Language). *

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: May 14, 2012	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 14, 2012	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, in XBRL(eXtensible Business Reporting Language). *

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

