Form 10-Q
period 2012-06-30
CAROLINA BANK HOLDINGS INC
filed 2012-08-13
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2012

or

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

There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value per share, outstanding as of August 10, 2012.

CAROLINA BANK HOLDINGS, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	2

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	2

Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011	3

Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011	4

Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 3. Defaults Upon Senior Securities	38

Item 6. Exhibits	38

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011*
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$5,842	$5,664
Interest-bearing deposits with banks	70,321	7,647
Securities available-for-sale, at fair value	44,870	42,208
Securities held-to-maturity	312	392
Loans held for sale	57,708	91,955
Loans	459,144	487,031
Less allowance for loan losses	(11,112)	(11,793)
Net loans	448,032	475,238
Premises and equipment, net	17,434	17,442
Other real estate owned	6,384	6,728
Bank-owned life insurance	10,573	10,385
Other assets	16,000	15,666
Total assets	$677,476	$673,325

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$59,708	$57,475
NOW, money market and savings	332,078	324,449
Time	200,317	214,715
Total deposits	592,103	596,639

Advances from the Federal Home Loan Bank	3,029	3,075
Securities sold under agreements to repurchase	5,103	1,536
Subordinated debentures	19,526	19,489
Other liabilities and accrued expenses	7,572	6,028
Total liabilities	627,333	626,767

Commitments - Note O
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares	15,371	15,177
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,387,045	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,888	15,870
Retained earnings	12,019	9,132
Stock in directors' rabbi trust	(899)	(875)
Directors' deferred fees obligation	899	875
Accumulated other comprehensive income	1,637	1,151
Total stockholders’ equity	50,143	46,558
Total liabilities and stockholders’ equity	$677,476	$673,325

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Interest income
Loans	$6,887	$6,899	$13,972	$14,049
Investment securities, taxable	313	360	619	761
Investment securities, non taxable	100	147	207	309
Interest from deposits in banks	21	28	31	48
Total interest income	7,321	7,434	14,829	15,167

Interest expense
NOW, money market, savings	521	638	1,069	1,298
Time deposits	664	865	1,373	1,832
Other borrowed funds	197	187	399	375
Total interest expense	1,382	1,690	2,841	3,505

Net interest income	5,939	5,744	11,988	11,662
Provision for loan losses	-	1,650	1,460	3,350
Net interest income after provision for loan losses	5,939	4,094	10,528	8,312
Non-interest income
Service charges	318	256	601	487
Mortgage banking income	4,519	2,069	7,816	3,704
Gain on sale of investment securities available-for-sale	-	114	-	211
Gain (loss) on sale of other real estate owned	(2)	53	46	53
Other	141	128	313	275
Total non-interest income	4,976	2,620	8,776	4,730

Non-interest expense
Salaries and benefits	4,404	3,193	8,434	6,157
Occupancy and equipment	677	558	1,359	1,196
Professional fees	263	229	520	482
Outside data processing	215	181	421	400
FDIC insurance	207	334	422	719
Advertising and promotion	205	143	380	230
Stationery, printing and supplies	167	134	302	273
Impairment of other real estate owned	310	1,423	606	1,423
Other real estate owned expense	269	315	425	609
Other	776	512	1,315	1,003
Total non-interest expense	7,493	7,022	14,184	12,492

Income (loss) before income taxes	3,422	(308)	5,120	550
Income tax expense (benefit)	1,154	(250)	1,624	(4)
Net income (loss)	2,268	(58)	3,496	554
Dividends and accretion on preferred stock	307	292	609	580
Net income (loss) available (allocable) to common stockholders	$1,961	$(350)	$2,887	$(26)
Net income (loss) per common share
Basic	$0.58	$(0.10)	$0.85	$(0.01)
Diluted	$0.58	$(0.10)	$0.85	$(0.01)

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Net income (loss)	$2,268	$(58)	$3,496	$554

Other comprehensive income:
Investment securities available-for-sale:
Unrealized holding gains	200	624	736	1,024
Tax effect	(68)	(212)	(250)	(348)
Reclassification of gains recognized in net income	-	(114)	-	(211)
Tax effect	-	39	-	72
	132	337	486	537

Comprehensive income	$2,400	$279	$3,982	$1,091

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2011	$15,177	$3,387	$1,841	$15,870	$9,132	$(875)	$875	$1,151	$46,558

Net income	-	-	-	-	3,496	-	-	-	3,496
Other comprehensive income, net of tax	-	-	-	-	-	-	-	486	486

Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(24)	24	-	-
Stock options expensed	-	-	-	18	-	-	-	-	18
Amortization of preferred stock discount	194	-	-	-	(194)	-	-	-	-
Preferred stock dividends	-	-	-	-	(415)	-	-	-	(415)

Balance, June 30, 2012	$15,371	$3,387	$1,841	$15,888	$12,019	$(899)	$899	$1,637	$50,143

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months
	Ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$3,496	$554
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,460	3,350
Depreciation	441	449
Increase in cash surrender value of bank-owned life insurance	(188)	(190)
Stock-based compensation expense	18	18
Deferred income tax (benefit)	758	(600)
Amortization (accretion), net	(35)	7
Amortization of subordinated debt discount	37	37
(Increase) decrease in fair value of loans held for sale	(51)	44
Gain on sale of other real estate owned	(46)	(53)
Gain on sale of investments	-	(211)
Gain on sale of loans held for sale	(7,577)	(3,675)
Impairment of other real estate owned	606	1,423
Proceeds from sale of loans held for sale	563,157	327,145
Originations of loans held for sale	(521,282)	(309,060)
(Increase) decrease in other assets	(1,342)	1,297
Increase in other liabilities and accrued expenses	1,544	331
Net cash provided by operating activities	40,996	20,866

Cash flows from investing activities
Purchases of investment securities available-for-sale	(4,386)	(16,765)
Maturities and calls of securities available-for-sale	1,035	4,048
Repayments from mortgage-backed securities available-for-sale	1,461	1,532
Repayments from mortgage-backed securities held-to-maturity	79	83
Net decrease in loans	23,375	5,559
Proceeds from sales of investment securities	-	8,733
Improvements to other real estate owned	(177)	-
Purchases of premises and equipment	(433)	(163)
Proceeds from sales of other real estate owned	2,332	2,021
Net cash provided by investing activities	23,286	5,048

Cash flows from financing activities
Net decrease in deposits	(4,536)	(22,735)
Net decrease in Federal Home Loan Advances	(46)	(44)
Increase in securities sold under agreements to repurchase	3,567	5,273
Dividends paid	(415)	(400)
Net cash used for financing activities	(1,430)	(17,906)

Net increase in cash and cash equivalents	62,852	8,008
Cash and cash equivalents at beginning of period	13,311	22,826
Cash and cash equivalents at end of period	$76,163	$30,834

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,953	$3,738
Cash paid during the period for income taxes	$1,850	$400
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$2,371	$5,056
Dividends declared but not paid	$405	$-
Accretion of preferred stock discount	$194	$180
Change in unrealized gains on securities available-for-sale	$736	$813

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina and operates under the laws of North Carolina, the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has eight full-service banking locations, comprised of four in Greensboro and one in each of Asheboro, Burlington, High Point, and Winston-Salem. A wholesale mortgage division is located at the Greensboro corporate headquarters, and retail mortgage loan production offices are located in Burlington, Hillsborough, and Raleigh. The Raleigh loan production office was opened in March 2012 and is tentatively scheduled to close in the third quarter of 2012. All offices, except the Raleigh and Hillsborough mortgage loan production offices, are in the Piedmont Triad region of North Carolina.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for annual future periods.

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

There were no stock option grants in 2011 or the first six months of 2012. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $18,000 in the first six months of 2012 and 2011. At June 30, 2012, there was $18,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of six months.

Note F - Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the three and six months ended June 30, 2012 and 2011, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,045.

The only potential issuances of Company stock are stock options granted to various officers of the Bank and a warrant to purchase common stock executed in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income (loss) available (allocable) to common stockholders	$1,961	$(350)	$2,887	$(26)

Weighted average outstanding shares - basic	3,387	3,387	3,387	3,387
Dilutive effect of stock options and warrants	-	-	-	-
Weighted average shares - diluted	3,387	3,387	3,387	3,387

Diluted net income (loss) per share	$0.58	$(0.10)	$0.85	$(0.01)

For the three months ended June 30, 2012 and 2011, there were stock options and warrants covering 514,256 and 519,102 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Treasury’s Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount for the first six months of 2012 and 2011 was $194,000 and $180,000, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

Note H – Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust, (“Carolina Trust”), a subsidiary of the Company. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred securities to outside investors. The Trust Preferred Securities currently qualify as Tier 1 capital under Federal Reserve Board guidelines. The Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates trust preferred securities as an element of Tier 1 capital for certain institutions. However, bank holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital. The Company therefore believes the Trust Preferred Securities will continue to qualify as Tier 1 capital. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part at any time.

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,216,000 and $9,179,000 at June 30, 2012 and December 31, 2011, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers’ acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have three principal business segments in 2012 and 2011, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2010. Financial performance, reflective of inter-company eliminations, for the three and six months ended June 30, 2012 and 2011, and selected balance sheet information, reflective of inter-company eliminations, at June 30, 2012 and 2011 for each segment is as follows:

	Three months ended June 30, 2012				Three months ended June 30, 2011
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$6,614	$705	$2	$7,321	$7,179	$253	$2	$7,434
Interest expense	614	703	65	1,382	1,385	247	58	1,690
Net interest income	6,000	2	(63)	5,939	5,794	6	(56)	5,744
Provision for loan losses	-	-	-	-	1,650	-	-	1,650
Net interest income after provision for loan losses	6,000	2	(63)	5,939	4,144	6	(56)	4,094
Non-interest income	457	4,519	-	4,976	551	2,069	-	2,620
Non-interest expense	4,655	2,786	52	7,493	5,321	1,674	27	7,022
Income (loss) before income taxes	1,802	1,735	(115)	3,422	(626)	401	(83)	(308)
Income tax (benefit) expense	509	684	(39)	1,154	(385)	163	(28)	(250)
Net income (loss)	$1,293	$1,051	$(76)	$2,268	$(241)	$238	$(55)	$(58)

Total Assets	$617,997	$59,141	$338	$677,476	$619,450	$40,426	$396	$660,272
Net Loans	448,032	57,708	-	505,740	487,705	39,507	-	527,212
Equity	1,935	1,693	46,515	50,143	280	383	44,328	44,991

	Six months ended June 30, 2012				Six months ended June 30, 2011
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company		Total
	(in thousands)				(in thousands)
Interest income	$13,409	$1,416	$4	$14,829	$14,610	$553	$4		$15,167
Interest expense	1,294	1,416	131	2,841	2,859	531	115		3,505
Net interest income	12,115	-	(127)	11,988	11,751	22	(111)		11,662
Provision for loan losses	1,460	-	-	1,460	3,350	-	-		3,350
Net interest income after provision for loan losses	10,655	-	(127)	10,528	8,401	22	(111)		8,312
Non-interest income	960	7,816	-	8,776	1,026	3,704	-		4,730
Non-interest expense	9,091	5,020	73	14,184	9,354	3,086	52		12,492
Income (loss) before income taxes	2,524	2,796	(200)	5,120	73	640	(163)		550
Income tax (benefit) expense	589	1,103	(68)	1,624	(206)	257	(55	)(4)
Net income (loss)	$1,935	$1,693	$(132)	$3,496	$279	$383	$(108)		$554

Total Assets	$617,997	$59,141	$338	$677,476	$619,450	$40,426	$396		$660,272
Net Loans	448,032	57,708	-	505,740	487,705	39,507	-		527,212
Equity	1,935	1,693	46,515	50,143	280	383	44,328		44,991

The Mortgage Division has experienced strong growth in originations since its establishment in 2007 due to low interest rates and due to the purchase of a retail mortgage loan production office in July of 2010 and expansion of the retail mortgage operations in our branch offices. Originations and related fee income increased substantially in the first six months of 2012 over 2011 due to lower interest rates in 2012 and continued refinancing of older loans and lending for new home purchases. Our mortgage division was expanded in 2012 to manage the additional mortgage volume. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty expenses and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $163,000 and $98,000 for the three months ended June 30, 2012 and 2011, respectively, and were $291,000 and $207,000 for the six months ended June 30, 2012 and 2011, respectively. The warranty liability, which is available to fund future warranty claims, was $1,056,000 and $833,000 at June 30, 2012 and December 31, 2011, respectively. Six warranty claims totaling $449,000 have been paid since establishment of the mortgage division in 2007. In addition, three loans with a total current principal balance of $464,000 and fair value of $409,000 have been repurchased and are included in loans held for sale at fair value. Other real estate owned includes one residence valued at $106,000 which was repurchased due to warranty claims.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
June 30, 2012

Available for sale
Municipal securities	$16,081	$1,406	$17	$17,470
FNMA, FHLMC, and GNMA mortgage-backed securities	12,040	970	-	13,010
Corporate securities	14,004	57	78	13,983
Unrestricted stock	266	141	-	407
	$42,391	$2,574	$95	$44,870

Held to maturity
FNMA and GNMA mortgage-backed securities	312	26	-	338
	$312	$26	$-	$338

December 31, 2011

Available for sale
Municipal securities	$16,531	$1,236	$-	$17,767
FNMA, FHLMC, and GNMA mortgage-backed securities	13,489	1,005	-	14,494
Corporate securities	10,179	15	588	9,606
Unrestricted stock	266	75	-	341
	$40,465	$2,331	$588	$42,208

Held to maturity
FNMA and GNMA mortgage-backed securities	392	28	-	420
	$392	$28	$-	$420

The scheduled maturities of debt securities available-for-sale and held-to-maturity at June 30, 2012 were as follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(in thousands)
Due in one year or less	$-	$-	$-	$-
Due from one to five years	10,573	10,556	-	-
Due from five to ten years	5,812	6,294	-	-
Over ten years	13,700	14,603	-	-
Mortgage-backed securities	12,040	13,010	312	338
	$42,125	$44,463	$312	$338

Investments are periodically evaluated for any impairment which would be deemed other than temporary. Based upon these evaluations, the Company did not deem any debt securities to be impaired during 2011 or the first six months of 2012. The deterioration in value is primarily attributable to changes in market demand for corporate securities, not changes in the credit risk of the corporate issuers, and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity.  The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. Information pertaining to temporarily impaired securities with gross unrealized losses at June 30, 2012 and December 31, 2011, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
June 30, 2012:
Municipal securities	1	$597	$17	0	$-	$-	1	$597	$17
Corporate securities	3	2,876	19	3	4,796	59	6	7,672	78
Total	4	$3,473	$36	3	$4,796	$59	7	$8,269	$95

December 31, 2011:
Corporate securities	6	$8,142	$588	0	$-	$-	6	$8,142	$588
Total	6	$8,142	$588	0	$-	$-	6	$8,142	$588

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first six months of 2012 and 2011 and related asset balances at June 30, 2012 and December 31, 2011 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2012
Beginning of year balance	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Provision for loan losses	(283)	1,416	186	37	(34)	74	64	1,460
Charge-offs	(146)	(793)	(324)	(156)	(908)	(16)	-	(2,343)
Recoveries	9	100	-	5	87	1	-	202
Balance at June 30,	$2,528	$4,413	$988	$880	$2,130	$105	$68	$11,112
2011
Beginning of year balance	$4,478	$3,364	$818	$846	$2,746	$79	$28	$12,359
Provision for loan losses	3,440	1,161	698	896	708	(29)	(24)	6,850
Charge-offs	(5,137)	(1,319)	(405)	(756)	(569)	(6)	-	(8,192)
Recoveries	167	484	15	8	100	2	-	776
Balance at December 31,	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793

Balances at June 30, 2012
Allowance for loan losses:
Balance at June 30,	$2,528	$4,413	$988	$880	$2,130	$105	$68	$11,112
Ending balance individually evaluated for impairment	$14	$1,552	$219	$216	$918	$-	$-	$2,919
Ending balance collectively evaluated for impairment	$2,514	$2,861	$769	$664	$1,212	$105	$68	$8,193
Loans Outstanding:
Balance at June 30,	$58,932	$213,703	$66,168	$48,872	$65,533	$5,936	$-	$459,144
Ending balance individually evaluated for impairment	$1,933	$24,628	$840	$5,561	$3,812	$7	$-	$36,781
Ending balance collectively evaluated for impairment	$56,999	$189,075	$65,328	$43,311	$61,721	$5,929	$-	$422,363

Balances at December 31, 2011
Allowance for loan losses:
Balance at December 31,	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Ending balance individually evaluated for impairment	$23	$595	$556	$165	$1,398	$-	$-	$2,737
Ending balance collectively evaluated for impairment	$2,925	$3,095	$570	$829	$1,587	$46	$4	$9,056
Loans Outstanding:
Balance at December 31,	$51,383	$251,015	$66,172	$51,499	$60,863	$6,099	$-	$487,031
Ending balance individually evaluated for impairment	$4,606	$27,183	$1,858	$5,978	$5,868	$10	$-	$45,503
Ending balance collectively evaluated for impairment	$46,777	$223,832	$64,314	$45,521	$54,995	$6,089	$-	$441,528

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At June, 2012
Real Estate Loans:
Construction & development	$-	$-	$1,804	$1,804	$57,128	$58,932	$-
Commercial real estate	-	-	12,301	12,301	201,402	213,703	-
Home equity lines	60	-	697	757	65,411	66,168	-
Residential real estate	-	230	3,689	3,919	44,953	48,872	-
Total real estate	60	230	18,491	18,781	368,894	387,675	-
Commercial & industrial	762	-	3,278	4,040	61,493	65,533	-
Consumer & other	-	-	2	2	5,934	5,936	-
Total loans	$822	$230	$21,771	$22,823	$436,321	$459,144	$-

At December 31, 2011
Real Estate Loans:
Construction & development	$-	$-	$4,265	$4,265	$47,118	$51,383	$-
Commercial real estate	-	-	12,513	12,513	238,502	251,015	-
Home equity lines	300	-	791	1,091	65,081	66,172	-
Residential real estate	369	3	3,770	4,142	47,357	51,499	-
Total real estate	669	3	21,339	22,011	398,058	420,069	-
Commercial & industrial	-	-	1,572	1,572	59,291	60,863	-
Consumer & other	-	-	4	4	6,095	6,099	-
Total loans	$669	$3	$22,915	$23,587	$463,444	$487,031	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At June 30, 2012 and December 31, 2011, the total recorded investment in impaired loans amounted to approximately $36,781,000 and $45,503,000, respectively. Of these impaired loans, $21,771,000 and $22,915,000 were on non-accrual at June 30, 2012 and December 31, 2011, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
June 30, 2012	(in thousands)
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,904	$1,974	$-	$2,072	$9
Commercial real estate	18,315	19,431	-	19,611	540
Home equity lines	444	644	-	645	10
Residential real estate	4,084	4,392	-	4,407	52
Total real estate	24,747	26,441	-	26,735	611
Commercial & industrial	2,126	2,204	-	2,216	26
Consumer & other	7	7	-	9	-
Total loans	26,880	28,652	-	28,960	637
With an allowance recorded
Real Estate Loans:
Construction & development	29	32	14	32	-
Commercial real estate	6,313	6,848	1,552	6,857	233
Home equity lines	396	417	219	414	7
Residential real estate	1,477	1,493	216	1,511	37
Total real estate	8,215	8,790	2,001	8,814	277
Commercial & industrial	1,686	1,693	918	1,711	17
Consumer & other	-	-	-	-	-
Total loans	9,901	10,483	2,919	10,525	294
Total impaired loans	$36,781	$39,135	$2,919	$39,485	$931
December 31, 2011
With no related allowance recorded
Real Estate Loans:
Construction & development	$4,479	$5,473	$-	$5,352	$81
Commercial real estate	22,967	23,551	-	23,297	846
Home equity lines	533	555	-	542	20
Residential real estate	4,929	5,448	-	5,727	173
Total real estate	32,908	35,027	-	34,918	1,120
Commercial & industrial	2,186	2,200	-	2,273	77
Consumer & other	10	11	-	13	1
Total loans	35,104	37,238	-	37,204	1,198
With an allowance recorded
Real Estate Loans:
Construction & development	127	127	23	222	2
Commercial real estate	4,216	4,226	595	4,339	246
Home equity lines	1,325	1,336	556	1,319	77
Residential real estate	1,049	1,057	165	1,070	61
Total real estate	6,717	6,746	1,339	6,950	386
Commercial & industrial	3,682	3,691	1,398	3,789	191
Consumer & other	-	-	-	-	-
Total loans	10,399	10,437	2,737	10,739	577
Total impaired loans	$45,503	$47,675	$2,737	$47,943	$1,775

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(in thousands)
Real Estate Loans:
Construction & development	$1,804	$4,265
Commercial real estate	12,301	12,513
Home equity lines	697	791
Residential real estate	3,689	3,770
Total real estate	18,491	21,339
Commercial & industrial	3,278	1,572
Consumer & other	2	4
Total loans	$21,771	$22,915

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at June 30, 2012 and December 31, 2011
	Construction &		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2012	2011	2012	2011	2012	2011
	(in thousands)
Pass	$52,152	$36,968	$179,402	$210,356	$63,511	$64,561
Special Mention	2,772	1,083	4,625	9,099	661	214
Criticized	4,008	13,332	29,676	31,560	1,996	1,397
TOTAL	$58,932	$51,383	$213,703	$251,015	$66,168	$66,172

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2012	2011	2012	2011	2012	2011
	(in thousands)
Pass	$40,042	$41,664	$59,089	$54,947	$5,855	$6,064
Special Mention	1,111	802	1,090	646	22	25
Criticized	7,719	9,033	5,354	5,270	59	10
TOTAL	$48,872	$51,499	$65,533	$60,863	$5,936	$6,099

Construction and development loans experienced a material improvement in loan rating classifications in the first six months of 2012 because a $5,022,000 development loan was upgraded to pass from criticized, principal payments were made on various criticized construction loans, and a criticized development loan of $1,409,000 was transferred to other real estate owned.

During 2012 and 2011, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings. The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the 2011 fiscal year for identification as troubled debt restructurings. The Company did not identify as troubled debt restructurings any receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

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

Available commitments for troubled debt restructurings outstanding as of June 30, 2012 totaled $143,000.

The following tables present troubled debt restructurings as of June 30, 2012 and December 31, 2011:

Troubled Debt Restructurings
	June 30, 2012
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	2	$341	8	$1,343	10	$1,684
Commercial real estate	9	9,668	18	7,563	27	17,231
Home equity lines	-	-	1	150	1	150
Residential real estate	9	1,700	11	844	20	2,544
Total real estate	20	11,709	38	9,900	58	21,609
Commercial & industrial	4	493	5	2,083	9	2,576
Consumer & other	1	4	-	-	1	4
Total loans	25	$12,206	43	$11,983	68	$24,189

	December 31, 2011
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	2	$349	6	$1,789	8	$2,138
Commercial real estate	11	13,912	13	5,758	24	19,670
Home equity lines	-	-	1	150	1	150
Residential real estate	10	1,949	8	870	18	2,819
Total real estate	23	16,210	28	8,567	51	24,777
Commercial & industrial	10	2,286	2	493	12	2,779
Consumer & other	1	6	-	-	1	6
Total loans	34	$18,502	30	$9,060	64	$27,562

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

Troubled debt restructurings are classified as impaired loans when modified, and fair value calculations are performed to determine the specific reserves required in the allowance for loan losses related to these loans. Troubled debt restructurings can be removed from such status and returned to non-impaired status in years subsequent to restructure if the interest rate charged at restructure was greater than or equal to the rate charged for a new extension of credit with comparable risk and if the loan is performing and there is no available information to indicate that performance will not continue.

The following tables present newly restructured loans that occurred during the three and six months ended June 30, 2012 and 2011, respectively:

	New Troubled Debt Restructurings
	Three Months Ended June 30, 2012
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$32	1	$-	0	$-	0	$-	2	$32
Commercial real estate	0	-	1	81	0	-	0	-	1	81
Total real estate	1	32	2	81	0	-	0	-	3	113
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$32	2	$81	0	$-	0	$-	3	$113

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$29	1	$211	0	$-	0	$-	2	$240
Commercial real estate	0	-	1	80	0	-	0	-	1	80
Total real estate	1	29	2	291	0	-	0	-	3	320
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$29	2	$291	0	$-	0	$-	3	$320

	Three Months Ended June 30, 2011
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Commercial real estate	0	$-	0	$-	1	$1,298	3	$3,511	4	$4,809
Residential real estate	0	-	0	-	0	-	1	625	1	625
Total real estate	0	-	0	-	1	1,298	4	4,136	5	5,434
Commercial & industrial	0	-	0	-	2	1,728	0	-	2	1,728
Total loans	0	$-	0	$-	3	$3,026	4	$4,136	7	$7,162

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Commercial real estate	0	$-	0	$-	1	$1,281	3	$3,512	4	$4,793
Residential real estate	0	-	0	-	0	-	1	625	1	625
Total real estate	0	-	0	-	1	1,281	4	4,137	5	5,418
Commercial & industrial	0	-	0	-	2	1,636	0	-	2	1,636
Total loans	0	$-	0	$-	3	$2,917	4	$4,137	7	$7,054

The following tables present newly restructured loans that occurred during the six months ended June 30, 2012 and 2011, respectively:

	New Troubled Debt Restructurings
	Six Months Ended June 30, 2012
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$32	2	$-	0	$-	0	$-	3	$32
Commercial real estate	0	-	1	81	1	123	0	-	2	204
Total real estate	1	32	3	81	1	123	0	-	5	236
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$32	3	$81	1	$123	0	$-	5	$236

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$29	2	$523	0	$-	0	$-	3	$552
Commercial real estate	0	-	1	80	1	121	0	-	2	201
Total real estate	1	29	3	603	1	121	0	-	5	753
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$29	3	$603	1	$121	0	$-	5	$753

	Six Months Ended June 30, 2011
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Commercial real estate	0	$-	0	$-	3	$4,779	12	$8,725	15	$13,504
Residential real estate	0	-	0	-	2	190	12	2,426	14	2,616
Total real estate	0	-	0	-	5	4,969	24	11,151	29	16,120
Commercial & industrial	0	-	0	-	3	1,813	1	68	4	1,881
Total loans	0	$-	0	$-	8	$6,782	25	$11,219	33	$18,001

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Commercial real estate	0	$-	0	$-	3	$4,757	12	$8,679	15	$13,436
Residential real estate	0	-	0	-	2	188	12	2,408	14	2,596
Total real estate	0	-	0	-	5	4,945	24	11,087	29	16,032
Commercial & industrial	0	-	0	-	3	1,716	1	68	4	1,784
Total loans	0	$-	0	$-	8	$6,661	25	$11,155	33	$17,816

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six months ended June 30, 2012 and 2011, respectively:

TDRs with a payment default occurring within 12 months of restructure
	During the three months ended
	June 30, 2012		June 30, 2011
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	1	$64	7	$2,658
Residential real estate	0	-	7	906
Total real estate	1	64	14	3,564
Commercial & industrial	2	812	0	-
Total loans	3	$876	14	$3,564

TDRs with a payment default occurring within 12 months of restructure
	During the six months ended
	June 30, 2012		June 30, 2011
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	4	$4,756	7	$2,658
Residential real estate	0	-	7	906
Total real estate	4	4,756	14	3,564
Commercial & industrial	3	2,278	0	-
Total loans	7	$7,034	14	$3,564

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

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. Gain on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. There have been no changes in valuation techniques for the six months ended June 30, 2012.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2011 and 2010	$47	$138
Gains included in other income	232	10
Transfers in and out	-	-
Balance, June 30, 2012 and 2011	$279	$148

Assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At June 30, 2012:
Securities available-for-sale:
Municipal securities	$17,470	$-	$17,470	$-
Mortgage-backed securities	13,010	-	13,010	-
Corporate securities	13,983	-	13,983	-
Unrestricted stock	407	407	-	-
Total available-for-sale securities	44,870	407	44,463	-
Loans held for sale	57,708	-	57,708	-
Interest rate lock commitments	279	-	-	279
Total	$102,857	$407	$102,171	$279

At December 31, 2011:
Securities available-for-sale:
Municipal securities	$17,767	$-	$17,767	$-
Mortgage-backed securities	14,494	-	14,494	-
Corporate securities	9,606	-	9,606	-
Unrestricted stock	341	341	-	-
Total available-for-sale securities	42,208	341	41,867	-
Loans held for sale	91,955	-	91,955	-
Interest rate lock commitments	47	-	-	47
Total	$134,210	$341	$133,822	$47

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At June 30, 2012 and December 31, 2011, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At June 30, 2012, there were no fair value adjustments related to $312,000 of securities held to maturity.

Assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At June 30, 2012:
Impaired loans	$33,862	$-	$-	$33,862
Other real estate owned	6,384	-	-	6,384

At December 31, 2011:
Impaired loans	$42,766	$-	$-	$42,766
Other real estate owned	6,728	-	-	6,728

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
Description	June 30, 2012	Technique	Inputs	Input Value
	(in thousands)

Impaired loans	$33,862	Appraised Value /	Appraisals and/or	n/a
		Discounted Cash Flows / Market Value of Note	sales of comparable properties / Independent quotes

Other real estate owned	$6,384	Appraised Value /	Appraisals and/or	n/a
		Comparable Sales / Other Estimates from Independent Sources	sales of comparable properties / Independent quotes/bids / Forward sale contract values

Net Derivative Assets and Liabilities:
Interest rate lock commitments	$279	Pricing Models	Weighted Average	82.2%
			Closing Ratio

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at June 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2012
Financial Instruments - Assets
Investment securities held-to-maturity	$312	$338	$-	$338	$-
Net loans held for investment	448,032	448,980	-	-	448,980

Financial Instruments - Liabilities
Time deposits	200,317	202,570	-	-	202,570
Trust preferred subordinated debt	10,310	7,692	-	-	7,692

December 31, 2011
Financial Instruments - Assets
Investment securities held-to-maturity	$392	$420	$-	$420	$-
Net loans held for investment	475,238	477,271	-	-	477,271

Financial Instruments - Liabilities
Time deposits	214,715	216,418	-	-	216,418
Trust preferred subordinated debt	10,310	7,453	-	-	7,453

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

The table below provides the carrying values of derivative instruments at June 30, 2012 and December 31, 2011:

	Carrying Value	Carrying Value	Gain (Loss)	Notional Amount
Derivatives designated as	of Assets	of Liabilities	in Income	of Derivative
hedging instruments:	(in thousands)

At June 30, 2012:
Mortgage loan rate lock commitments	$279	$-	$279	$-

Mortgage backed securities forward sales	$-	$113	$(113)	$14,500

At December 31, 2011:
Mortgage loan rate lock commitments	$47	$-	$47	$-

Mortgage backed securities forward sales	$-	$60	$(60)	$4,750

Prior to October 2010, the Company sold mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans were consummated at approximately the same time that optional commitments were given to borrowers to originate the loans. Conventional loans which represent the majority of mortgage originations by the Mortgage Division are still sold on a best efforts basis. The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$57,708	$56,956	$752	$91,955	$91,254	$701

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the six months ended June 30, 2012 and 2011, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net gains (losses) resulting from changes in fair value	$51	$(44)

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The amendments eliminate the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and require that changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company implemented this guidance in the period ended December 31, 2011; the adoption of these amendments affected the presentation of the Company’s consolidated financial statements, but did not change the items that are reported in other comprehensive income. In December 2011, the FASB further amended this topic with ASU No. 2011-12. This amendment deferred the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies are still required to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates further requirements.

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to June 30, 2012. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2012 and December 31, 2011, pre-approved but unused lines of credit for loans totaled approximately $123,323,000 and $133,103,000, respectively. In addition, we had $2,531,000 and $1,862,000 in standby letters of credit at June 30, 2012 and December 31, 2011, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem, and our mortgage loan offices in Burlington and Hillsborough. Aggregate minimum lease payments over the next five years are $1,584,000 and $2,879,000 thereafter.

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

Comparison of Financial Condition

Assets. Our total assets increased by $4.2 million, or 0.6%, from $673.3 million at December 31, 2011, to $677.5 million at June 30, 2012. During the six months ended June 30, 2012, cash and due from banks, interest-bearing deposits with banks and investment securities increased by $65.4 million while loans held for sale decreased $34.2 million, and loans held for investment decreased $27.9 million. The decrease in loans held for sale was expected as loans outstanding had risen to above targeted levels at December 31, 2011 due to delays in processing loan sales. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in 2010, 2011, and the first six months of 2012. The slowing demand complemented our planned asset reduction strategy to improve our capital ratios in 2010 and 2011, but was greater than projected in the first six months of 2012.

Liabilities. Total deposits decreased by $4.5 million, or 0.8%, from $596.6 million at December 31, 2011, to $592.1 million at June 30, 2012. Time deposits decreased $14.4 million during the first six months of 2012, primarily from maturing broker deposits, that were not renewed due to ample liquidity. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB’) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements increased $3.6 million and FHLB advances were down slightly during the first six months of 2012. We had approximately $35.8 million in out-of-market time deposits from other institutions and $19.2 million in brokered deposits at June 30, 2012, a decrease of $3.8 million in these two types of accounts from December 31, 2011.

Stockholders’ Equity. Total stockholders’ equity increased $3.5 million at June 30, 2012 to $50.1 million from $46.6 million at December 31, 2011, due to retained net income and an increase in accumulated other comprehensive income from appreciation of investment securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

General. Net income was $2,268,000 for the second quarter of 2012 compared to a net loss of $58,000 for the second quarter of 2011. Net income available to common stockholders was $1,961,000, or $0.58 per diluted share, for the three months ended June 30, 2012 compared to a net loss allocable to common stockholders of $350,000, or $(0.10) per diluted share, for the three months ended June 30, 2011. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. Higher net income in 2012 resulted primarily from higher mortgage banking income, lower provision for loan losses, and lower impairment of repossessed assets. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2010, 2011, and the first six months of 2012 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. While economic conditions have not improved substantially since 2010 in our primary markets, loan charge-offs have declined and the risk in the loan portfolio has declined as evidenced by a decrease in impaired loans.

Net interest income. Net interest income of $5,939,000 for the three months ended June 30, 2012 increased $195,000 from the second quarter of 2011 due to an increase in the net yield on interest earning assets and an increase in interest-earning assets. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.86% in the second quarter of 2012 from 3.76% in the second quarter of 2011. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2012 and 2011.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended June 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$43,400	$21	0.19%	$48,878	$28	0.23%
Non-taxable investments (2.)	10,486	149	5.71%	15,008	219	5.85%
Taxable investments	33,894	313	3.71%	34,276	360	4.21%
Loans held for sale	69,991	705	4.05%	21,447	253	4.73%
Loans (3.)	466,412	6,182	5.33%	500,095	6,646	5.33%
Interest-earning assets	624,183	7,370		619,704	7,506
Interest-earning assets			4.75%			4.86%

Non interest-earning assets	46,156			46,834

Total assets	$670,339			$666,538

Interest-bearing liabilities
Interest checking	$36,321	$21	0.23%	$34,272	$27	0.32%
Money market and savings	290,091	500	0.69%	276,089	611	0.89%
Time certificates and IRAs	202,051	664	1.32%	232,439	865	1.49%
Other borrowings	26,013	197	3.05%	26,023	187	2.88%
Total interest-bearing liabilities	554,476	1,382		568,823	1,690
Cost on average
Interest-bearing liabilities			1.00%			1.19%
Non-interest-bearing liabilities
Demand deposits	60,837			48,251
Other liabilities	6,756			4,347
Total non-interest-bearing liabilities	67,593			52,598
Total liabilities	622,069			621,421
Stockholders' equity	48,270			45,117
Total liabilities and equity	$670,339			$666,538
Net interest income		$5,988			$5,816
Net yield on average interest-earning assets			3.86%			3.76%
Interest rate spread			3.75%			3.67%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

While net interest income increased in the second quarter of 2012 over the second quarter of 2011, it declined $110,000 from the first quarter of 2012 due to a decrease in loans, both held for sale and held for investment, in the second quarter.

Provision for loan losses. The provision for loan losses amounted to $0 and $1,650,000 for the three months ended June 30, 2012 and 2011, respectively. The amount of the provision for loan losses decreased in 2012 primarily because of a decrease in historical loss ratios used to calculate the allowance for loan losses on performing loans in 2012 and a decrease of $21,744,000 in loans held for investment from March 31, 2012 to June 30, 2012. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $4,976,000 for the three months ended June 30, 2012, as compared to $2,620,000 for the three months ended June 30, 2011. Service charges increased $62,000, or 24.2%, and mortgage banking income increased $2,450,000, or 118.4%, during the second quarter of 2012 compared to the second quarter of 2011. Residential mortgage lending which fuels our mortgage banking income has been quite strong in 2012 due to extremely low mortgage interest rates.

Non-interest expense. Total non-interest expense amounted to $7,493,000 and $7,022,000 for the three months ended June 30, 2012 and 2011, respectively. Salaries and employee benefits increased $1,211,000, or 37.9%, primarily from expansion of our Mortgage Division, from increased variable compensation in our Mortgage Division due to additional mortgage loan activity, and from resumption of incentive accruals for Bank employees upon attainment of certain financial goals. The number of full-time equivalent employees increased to 200 at June 30, 2012 from 168 at June 30, 2011. Impairment of other real estate owned was $310,000 and $1,423,000 in the second quarter of 2012 and 2011, respectively, as real estate value declines moderated in our primary lending markets in 2012. Lower expenses were incurred in the second quarter of 2012 in the areas of FDIC insurance and repossessed asset expenses.

Income taxes. Income tax expense was $1,154,000, or 33.7% of income before income taxes, for the three month period ended June 30, 2012, as compared to an income tax benefit of $250,000, or 81.2% of loss before income taxes, for the three month period ended June 30, 2011. Tax credits and non-taxable income represented a larger percentage of loss in the 2011 period which accounted for the higher income tax benefit in 2011.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and 2011

General. Net income was $3,496,000 and $554,000 for the six months ended June 30, 2012 and 2011, respectively. Net income available to common stockholders was $2,887,000, or $0.85 per diluted share, for the six months ended June 30, 2012 compared to a net loss allocable to common stockholders of $26,000, or $0.01 per diluted share, for the six months ended June 30, 2011. Higher net income in 2012 resulted primarily from higher mortgage banking income, lower provision for loan losses, and lower impairment of repossessed assets.

Net interest income. Net interest income of $11,988,000 for the six months ended June 30, 2012 increased $326,000 from the six months ended June 30, 2011 due to an increase in the net yield on interest earning assets. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.92% in the first half of 2012 from 3.82% in the first half of 2011 as the yield on interest-earning assets declined less than the cost of interest-bearing liabilities. Average interest earning assets were down slightly in the first six months of 2012 from the first six months of 2011. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2012 and 2011.

Net Interest Income and Average Balance Analysis

	For the Six Months Ended June 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$31,782	$31	0.20%	$45,257	$48	0.21%
Non-taxable investments (2.)	10,797	309	5.76%	15,541	460	5.97%
Taxable investments	33,261	619	3.74%	35,006	761	4.38%
Loans held for sale	71,537	1,416	3.98%	22,395	553	4.98%
Loans (3.)	472,767	12,556	5.34%	505,045	13,496	5.39%
Interest-earning assets	620,144	14,931		623,244	15,318
Interest-earning assets			4.84%			4.96%

Non interest-earning assets	46,992			46,837

Total assets	$667,136			$670,081

Interest-bearing liabilities
Interest checking	$35,757	$43	0.24%	$33,053	$51	0.31%
Money market and savings	288,223	1,026	0.72%	275,191	1,247	0.91%
Time certificates and IRAs	204,955	1,373	1.35%	240,811	1,832	1.53%
Other borrowings	25,272	399	3.17%	25,163	375	3.01%
Total interest-bearing liabilities	554,207	2,841		574,218	3,505
Cost on average
Interest-bearing liabilities			1.03%			1.23%
Non-interest-bearing liabilities
Demand deposits	59,142			46,544
Other liabilities	6,051			4,434
Total non-interest-bearing liabilities	65,193			50,978
Total liabilities	619,400			625,196
Stockholders' equity	47,736			44,885
Total liabilities and equity	$667,136			$670,081
Net interest income		$12,090			$11,813
Net yield on average interest-earning assets			3.92%			3.82%
Interest rate spread			3.81%			3.73%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $1,460,000 and $3,350,000 for the six months ended June 30, 2012 and 2011, respectively. The amount of the provision for loan losses decreased in 2012 due to a decrease in the historical loss ratios used to calculate the allowance for loan losses on performing loans and a decrease in loans held for investment outstanding of $27,887,000 in the first six months of 2012 compared to a slight increase in the first six months of 2011. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $8,776,000 for the six months ended June 30, 2012, as compared to $4,730,000 for the six months ended June 30, 2011. Service charges increased $114,000, or 23.4%, and mortgage banking income increased $4,112,000, or 111.0%, during the first six months of 2012 compared to the first six months of 2011.

Non-interest expense. Total non-interest expense amounted to $14,184,000 and $12,492,000 for the six months ended June 30, 2012 and 2011, respectively. Salaries and employee benefits increased $2,277,000, or 37.0%, primarily from expansion of our Mortgage Division, from increased variable compensation in our Mortgage Division due to additional mortgage loan activity, and from resumption of incentive accruals for Bank employees upon attainment of certain financial goals. Impairment of other real estate owned was $606,000 and $1,423,000 in the six months ended June 30, 2012 and 2011, respectively, as real estate value declines moderated in our primary lending markets in 2012. Lower expenses were incurred in the first half of 2012 in the areas of FDIC insurance and repossessed asset expenses compared to the same period in 2011.

Income taxes. Income tax expense was $1,624,000, or 31.7% of income before income taxes, for the six months ended June 30, 2012, compared to an income tax benefit of $4,000 on income before income taxes of $550,000 for the six months ended June 30, 2011. Tax credits and non-taxable income such as municipal interest income and increase in cash value of life insurance resulted in the income tax benefit in 2011. These non-taxable sources of income were a smaller percentage of income before income taxes in 2012.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $28,155,000 at June 30, 2012, compared to $29,643,000 at December 31, 2011. Non-performing assets, as a percentage of total assets, was 4.16% at June 30, 2012, compared to 4.40% at December 31, 2011. There were no loans 90 days or more past due and still accruing interest at June 30, 2012 or December 31, 2011. Other real estate owned was $6,384,000 at June 30, 2012 and $6,728,000 at December 31, 2011. The decrease in the level of non-performing assets during the first six months of 2012 was primarily due to loan charge-offs and impairments of other real estate owned. The elevated level of non-performing assets at June 30, 2012 and December 31, 2011 is related to the decline in economic conditions in our lending markets. The seasonally adjusted unemployment rate in North Carolina decreased to 9.4% in June 2012 from 10.4% in December 2011 and 10.6% in June 2011. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to the slow economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans. While the seasonally adjusted unemployment rate in North Carolina declined during 2012, it is still above historical levels when the economy was healthy.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $2,919,000 at June 30, 2012 from $2,737,000 at December 31, 2011, and impaired loans decreased to $36,781,000 at June 30, 2012 from $45,503,000 at December 31, 2011. The specific portion of our allowance relating to impaired loans increased primarily because we changed from using the present value of cash flows to a collateral based method to measure impairment on a loan whose cash flows had not met expectations during 2012. The general portion of our allowance for loan losses decreased to $8,193,000 on non-impaired loans of $422,363,000 at June 30, 2012 from $9,056,000 on non-impaired loans of $441,528,000 at December 31, 2011. The historical loss ratio used to calculate the general portion of our allowance declined in the 2012 period because net loan charge-offs declined to $2,141,000 in the first six months of 2012, the period added to the historical loss ratio, from $4,768,000 in the last six months of 2009, the period deleted from the historical loss ratio. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.37% on loans secured by multi-family properties to 4.22% on construction and development loans, to categories of non-impaired loans at each period end. We changed from using the latest eight quarters in 2011 to the latest ten quarters in 2012 to determine the estimated loss ratios inherent in the loan portfolio because we believe the longer period is more representative of expected losses. The general section of our allowance also includes a qualitative component which is calculated based on eleven environmental factors such as delinquency trends, changes in economic conditions and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses decreased from $1,605,000 at December 31, 2011 to $1,450,000 at June 30, 2012 because of improving qualitative data and from implementation of a new model that tracks qualitative trends in a more consistent and quantitative manner. The general portion of our allowance includes a small unallocated amount of $68,000 at June 30, 2012 compared to $4,000 at December 31, 2011. The larger unallocated amount at June 30, 2012 is due to the uncertainty of the sustainability of the improved qualitative components of the allowance.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $2,141,000 for the six months ended June 30, 2012 compared to $2,270,000 for the same period in 2011.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first six months of 2012, we increased our levels of short-term liquidity due to a decrease in our loans held for sale and loans held for investment. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, increased to $76.2 million at June 30, 2012 from $13.3 million at December 31, 2011. We also have substantial secondary sources of liquidity in the form of unused secured lines of credit from the FHLB and the Federal Reserve of approximately $158.7 million at June 30, 2012.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2012 and December 31, 2011, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank met its goal of increasing Tier 1 capital to average assets to 8% in 2011 through earnings and moderate asset growth in response to regulatory requests in January 2011. Tier 1 capital to average assets for Carolina Bank was 8.79% at June 30, 2012 compared to 8.02% at December 31, 2011. Carolina Bank Holdings, Inc. also agreed to seek regulatory approval to pay dividends on its preferred stock and interest on its trust preferred securities after January 2011. Interest payments on trust preferred securities are current based on approvals granted. Dividends of $405,000 on preferred stock have been deferred until dividends from Carolina Bank can be granted to Carolina Bank Holdings, Inc. or until additional capital can be obtained to enable the dividends.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2012. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2012. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 3. Defaults Upon Senior Securities

As discussed under “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q, the Company has deferred the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of June 30, 2012, the amount of the arrearage on the dividend payments for the series A preferred stock was $405,000.

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

Carolina Bank Holdings, Inc.

Date: August 13, 2012	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: August 13, 2012	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

