Form 10-Q
period 2012-09-30
CAROLINA BANK HOLDINGS INC
filed 2012-11-13
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

There were 3,387,045 shares of the Issuer’s common stock, $1.00 par value per share, outstanding as of November 13, 2012.

CAROLINA BANK HOLDINGS, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	2

Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	2

Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011	3

Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011	4

Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 3. Defaults Upon Senior Securities	38

Item 6. Exhibits	38

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011*
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$5,947	$5,664
Interest-bearing deposits with banks	32,074	7,647
Securities available-for-sale, at fair value	45,197	42,208
Securities held-to-maturity	226	392
Loans held for sale	95,711	91,955
Loans	459,323	487,031
Less allowance for loan losses	(10,725)	(11,793)
Net loans	448,598	475,238
Premises and equipment, net	17,419	17,442
Other real estate owned	4,751	6,728
Bank-owned life insurance	10,670	10,385
Other assets	15,153	15,666
Total assets	$675,746	$673,325

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$62,924	$57,475
NOW, money market and savings	335,114	324,449
Time	190,634	214,715
Total deposits	588,672	596,639

Advances from the Federal Home Loan Bank	3,006	3,075
Securities sold under agreements to repurchase	3,688	1,536
Subordinated debentures	19,545	19,489
Other liabilities and accrued expenses	8,956	6,028
Total liabilities	623,867	626,767

Commitments - Note O
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares;
issued and outstanding 16,000 shares	15,471	15,177
Common stock, $1 par value; authorized 20,000,000 shares;
issued and outstanding 3,387,045	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,897	15,870
Retained earnings	13,524	9,132
Stock in directors' rabbi trust	(975)	(875)
Directors' deferred fees obligation	975	875
Accumulated other comprehensive income	1,759	1,151
Total stockholders’ equity	51,879	46,558
Total liabilities and stockholders’ equity	$675,746	$673,325

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Interest income
Loans	$6,659	$7,153	$20,631	$21,202
Investment securities, taxable	303	333	922	1,094
Investment securities, non taxable	89	124	296	433
Interest from deposits in banks	37	22	68	70
Total interest income	7,088	7,632	21,917	22,799

Interest expense
NOW, money market, savings	421	630	1,490	1,928
Time deposits	620	822	1,993	2,654
Other borrowed funds	199	189	598	564
Total interest expense	1,240	1,641	4,081	5,146

Net interest income	5,848	5,991	17,836	17,653
Provision for loan losses	600	1,800	2,060	5,150
Net interest income after provision for loan losses	5,248	4,191	15,776	12,503
Non-interest income
Service charges	251	300	852	787
Mortgage banking income	5,576	2,964	13,392	6,668
Gain on sale of investment securities available-for-sale	-	28	-	239
Loss on sale of other real estate owned	(312)	(217)	(266)	(164)
Other	145	109	458	384
Total non-interest income	5,660	3,184	14,436	7,914

Non-interest expense
Salaries and benefits	4,628	3,450	13,062	9,607
Occupancy and equipment	670	627	2,029	1,823
Professional fees	299	221	819	703
Outside data processing	220	227	641	627
FDIC insurance	217	98	639	817
Advertising and promotion	166	180	546	410
Stationery, printing and supplies	162	169	464	442
Impairment of other real estate owned	588	576	1,194	1,999
Other real estate owned expense	218	274	643	883
Other	1,009	540	2,324	1,543
Total non-interest expense	8,177	6,362	22,361	18,854

Income before income taxes	2,731	1,013	7,851	1,563
Income tax expense	912	201	2,536	197
Net income	1,819	812	5,315	1,366
Dividends and accretion on preferred stock	314	292	923	872
Net income available to common stockholders	$1,505	$520	$4,392	$494

Net income per common share
Basic	$0.44	$0.15	$1.30	$0.15
Diluted	$0.44	$0.15	$1.30	$0.15

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$1,819	$812	$5,315	$1,366

Other comprehensive income:
Investment securities available-for-sale:
Unrealized holding gains	185	155	921	1,180
Tax effect	(63)	(53)	(313)	(401)
Reclassification of gains recognized in net income	-	(28)	-	(239)
Tax effect	-	10	-	81
	122	84	608	621

Comprehensive income	$1,941	$896	$5,923	$1,987

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2011	$15,177	$3,387	$1,841	$15,870	$9,132	$(875)	$875	$1,151	$46,558

Net income	-	-	-	-	5,315	-	-	-	5,315
Other comprehensive income, net of tax	-	-	-	-	-	-	-	608	608

Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(100)	100	-	-
Stock options expensed	-	-	-	27	-	-	-	-	27
Amortization of preferred stock discount	294	-	-	-	(294)	-	-	-	-
Preferred stock dividends	-	-	-	-	(629)	-	-	-	(629)

Balance, September 30, 2012	$15,471	$3,387	$1,841	$15,897	$13,524	$(975)	$975	$1,759	$51,879

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months
	Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$5,315	$1,366
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,060	5,150
Depreciation	666	678
Increase in cash surrender value of bank-owned life insurance	(285)	(288)
Stock-based compensation expense	27	27
Deferred income tax (benefit)	(19)	350
Amortization (accretion), net	(42)	-
Amortization of subordinated debt discount	56	56
Increase in fair value of loans held for sale	(568)	(446)
Loss on sale of other real estate owned	266	164
Gain on sale of investments	-	(239)
Gain on sale of loans held for sale	(12,728)	(6,336)
Impairment of other real estate owned	1,194	1,999
Proceeds from sale of loans held for sale	886,907	518,581
Originations of loans held for sale	(877,367)	(529,810)
Decrease in other assets	219	227
Increase in other liabilities and accrued expenses	2,714	459
Net cash provided by (used for) operating activities	8,415	(8,062)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(5,378)	(17,686)
Maturities and calls of securities available-for-sale	1,079	4,048
Repayments from mortgage-backed securities available-for-sale	2,274	2,980
Repayments from mortgage-backed securities held-to-maturity	165	109
Net decrease in loans	21,854	13,296
Proceeds from sales of investment securities	-	9,722
Improvements to other real estate owned	(177)	(22)
Purchases of premises and equipment	(643)	(165)
Proceeds from sales of other real estate owned	3,420	4,154
Net cash provided by investing activities	22,594	16,436

Cash flows from financing activities
Net decrease in deposits	(7,967)	(19,383)
Net decrease in Federal Home Loan Advances	(69)	(66)
Increase in securities sold under agreements to repurchase	2,152	2,403
Dividends paid	(415)	(400)
Net cash used for financing activities	(6,299)	(17,446)

Net increase (decrease) in cash and cash equivalents	24,710	(9,072)
Cash and cash equivalents at beginning of period	13,311	22,826
Cash and cash equivalents at end of period	$38,021	$13,754

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,208	$5,456
Cash paid during the period for income taxes	$1,854	$696
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$2,726	$5,491
Dividends declared but not paid	$615	$200
Accretion of preferred stock discount	$294	$272
Change in unrealized gains on securities available-for-sale, net of tax	$608	$621

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for annual future periods.

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

There were no stock option grants in 2011 or the first nine months of 2012. The fair value of employee plan options granted in December 2007 was $178,000, which is being expensed over a five year vesting period. Total expense related to the 2007 grants was $27,000 in the first nine months of 2012 and 2011. At September 30, 2012, there was $9,000 of total unrecognized compensation cost related to unvested share-based compensation which is expected to be recognized over a weighted-average period of three months.

Note F - Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the three and nine months ended September 30, 2012 and 2011, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,045.

The only potential issuances of Company stock are stock options granted to various officers of the Bank and a warrant to purchase common stock executed in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Net income available to common stockholders	$1,505	$520	$4,392	$494

Weighted average outstanding shares - basic	3,387	3,387	3,387	3,387
Dilutive effect of stock options and warrants	-	-	-	-
Weighted average shares - diluted	3,387	3,387	3,387	3,387

Diluted net income per share	$0.44	$0.15	$1.30	$0.15

For the three months ended September 30, 2012 and 2011, there were stock options and warrants covering 507,842 and 514,256 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Treasury’s Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount for the first nine months of 2012 and 2011 was $294,000 and $272,000, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

Note H – Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust, (“Carolina Trust”), a subsidiary of the Company. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred securities to outside investors. The Trust Preferred Securities currently qualify as Tier 1 capital under Federal Reserve Board guidelines. The Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates trust preferred securities as an element of Tier 1 capital for certain institutions. However, the Dodd-Frank Act permits bank holding companies with assets of less than $15 billion as of December 31, 2009 to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital. The Federal Reserve has proposed a new regulation that would affect the capital treatment of all trust preferred securities in future periods. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part at any time.

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, $9,216,000 and $9,179,000 at September 30, 2012 and December 31, 2011, respectively, qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers’ acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have three principal business segments in 2012 and 2011, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2010. Financial performance, reflective of inter-company eliminations, for the three and nine months ended September 30, 2012 and 2011, and selected balance sheet information, reflective of inter-company eliminations, at September 30, 2012 and 2011 for each segment is as follows:

	Three months ended September 30, 2012				Three months ended September 30, 2011
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$6,461	$624	$3	$7,088	$7,123	$503	$6	$7,632
Interest expense	549	625	66	1,240	1,078	500	63	1,641
Net interest income	5,912	(1)	(63)	5,848	6,045	3	(57)	5,991
Provision for loan losses	600	-	-	600	1,800	-	-	1,800
Net interest income after provision for loan losses	5,312	(1)	(63)	5,248	4,245	3	(57)	4,191
Non-interest income	100	5,560	-	5,660	220	2,964	-	3,184
Non-interest expense	4,768	3,386	23	8,177	4,303	2,038	21	6,362
Income (loss) before income taxes	644	2,173	(86)	2,731	162	929	(78)	1,013
Income tax (benefit) expense	16	925	(29)	912	(137)	365	(27)	201
Net income (loss)	$628	$1,248	$(57)	$1,819	$299	$564	$(51)	$812

Total Assets	$576,125	$99,265	$356	$675,746	$587,915	$73,454	$415	$661,784
Net Loans	448,598	95,711	-	544,309	477,733	71,972	-	549,705
Equity	4,322	2,941	44,616	51,879	579	947	44,170	45,696

	Nine months ended September 30, 2012				Nine months ended September 30, 2011
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$19,870	$2,040	$7	$21,917	$21,733	$1,056	$10	$22,799
Interest expense	1,843	2,041	197	4,081	3,937	1,031	178	5,146
Net interest income	18,027	(1)	(190)	17,836	17,796	25	(168)	17,653
Provision for loan losses	2,060	-	-	2,060	5,150	-	-	5,150
Net interest income after provision for loan losses	15,967	(1)	(190)	15,776	12,646	25	(168)	12,503
Non-interest income	1,060	13,376	-	14,436	1,246	6,668	-	7,914
Non-interest expense	13,859	8,406	96	22,361	13,657	5,124	73	18,854
Income (loss) before income taxes	3,168	4,969	(286)	7,851	235	1,569	(241)	1,563
Income tax (benefit) expense	605	2,028	(97)	2,536	(343)	622	(82)	197
Net income (loss)	$2,563	$2,941	$(189)	$5,315	$578	$947	$(159)	$1,366

Total Assets	$576,125	$99,265	$356	$675,746	$587,915	$73,454	$415	$661,784
Net Loans	448,598	95,711	-	544,309	477,733	71,972	-	549,705
Equity	4,322	2,941	44,616	51,879	579	947	44,170	45,696

The Mortgage Division has experienced strong growth in originations since its establishment in 2007 due to low interest rates and due to the purchase of a retail mortgage loan production office in July of 2010 and expansion of the retail mortgage operations in our branch offices. Originations and related fee income increased substantially in the first nine months of 2012 over 2011 due to lower interest rates in 2012 and continued refinancing of older loans and lending for new home purchases. Our mortgage division was expanded in 2012 to manage the additional mortgage volume. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty expenses and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expense was $398,000 and $116,000 for the three months ended September 30, 2012 and 2011, respectively, and was $689,000 and $323,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase in warranty expense in 2012 reflects higher originations in 2012 and pending claims related to 2008 loan originations that have exceeded 2008 warranty accruals. The warranty liability, which is available to fund future warranty claims, was $1,454,000 at September 30, 2012 and $833,000 at December 31, 2011. Six warranty claims totaling $449,000 have been paid since establishment of the mortgage division in 2007. In addition, three loans with a total current principal balance of $462,000 and fair value of $409,000 have been repurchased and are included in loans held for sale at fair value. Other real estate owned formerly included one residence valued at $106,000 which was repurchased due to warranty claims and sold in the third quarter of 2012 at a loss, including impairment charges, of $24,000.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
September 30, 2012

Available for sale
Municipal securities	$16,998	$1,368	$15	$18,351
FNMA, FHLMC, and GNMA mortgage-backed securities	11,234	999	-	12,233
Corporate securities	14,034	208	87	14,155
Unrestricted stock	266	192	-	458
	$42,532	$2,766	$102	$45,197

Held to maturity
FNMA and GNMA mortgage-backed securities	226	17	-	243
	$226	$17	$-	$243

December 31, 2011

Available for sale
Municipal securities	$16,531	$1,236	$-	$17,767
FNMA, FHLMC, and GNMA mortgage-backed securities	13,489	1,005	-	14,494
Corporate securities	10,179	15	588	9,606
Unrestricted stock	266	75	-	341
	$40,465	$2,331	$588	$42,208

Held to maturity
FNMA and GNMA mortgage-backed securities	392	28	-	420
	$392	$28	$-	$420

The scheduled maturities of debt securities available-for-sale and held-to-maturity at September 30, 2012 were as follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(in thousands)
Due in one year or less	$-	$-	$-	$-
Due from one to five years	10,599	10,772	-	-
Due from five to ten years	5,797	6,292	-	-
Over ten years	14,636	15,442	-	-
Mortgage-backed securities	11,234	12,233	226	243
	$42,266	$44,739	$226	$243

Investments are periodically evaluated for any impairment which would be deemed other than temporary. Based upon these evaluations, the Company did not deem any debt securities to be impaired during 2011 or the first nine months of 2012. The deterioration in value at September 30, 2012 is primarily attributable to a corporate bond issued by a North Carolina bank with a fair value which is $87,000 less than book value. The Company expects that this security along with a municipal security which has deteriorated in value will be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity.  The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. Information pertaining to temporarily impaired securities with gross unrealized losses at September 30, 2012 and December 31, 2011, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
September 30, 2012:
Municipal securities	1	$1,805	$15	0	$-	$-	1	$1,805	$15
Corporate securities	1	413	87	0	-	-	1	413	87
Total	2	$2,218	$102	0	$-	$-	2	$2,218	$102

December 31, 2011:
Corporate securities	6	$8,142	$588	0	$-	$-	6	$8,142	$588
Total	6	$8,142	$588	0	$-	$-	6	$8,142	$588

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first nine months of 2012 and for 2011 and related asset balances at September 30, 2012 and December 31, 2011 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2012
Beginning of year balance	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Provision for loan losses	(263)	1,667	325	123	77	64	67	2,060
Charge-offs	(159)	(1,206)	(325)	(321)	(1,323)	(18)	1	(3,351)
Recoveries	10	103	-	7	102	1	-	223
Balance at September 30,	$2,536	$4,254	$1,126	$803	$1,841	$93	$72	$10,725
2011
Beginning of year balance	$4,478	$3,364	$818	$846	$2,746	$79	$28	$12,359
Provision for loan losses	3,440	1,161	698	896	708	(29)	(24)	6,850
Charge-offs	(5,137)	(1,319)	(405)	(756)	(569)	(6)	-	(8,192)
Recoveries	167	484	15	8	100	2	-	776
Balance at December 31,	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793

Balances at September 30, 2012
Allowance for loan losses:
Balance at September 30,	$2,536	$4,254	$1,126	$803	$1,841	$93	$72	$10,725
Ending balance individually evaluated for impairment	$-	$1,381	$193	$195	$705	$-	$-	$2,474
Ending balance collectively evaluated for impairment	$2,536	$2,873	$933	$608	$1,136	$93	$72	$8,251
Loans Outstanding:
Balance at September 30,	$63,306	$209,946	$67,147	$49,824	$63,298	$5,802	$-	$459,323
Ending balance individually evaluated for impairment	$2,083	$21,448	$811	$5,513	$4,013	$6	$-	$33,874
Ending balance collectively evaluated for impairment	$61,223	$188,498	$66,336	$44,311	$59,285	$5,796	$-	$425,449

Balances at December 31, 2011
Allowance for loan losses:
Balance at December 31,	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Ending balance individually evaluated for impairment	$23	$595	$556	$165	$1,398	$-	$-	$2,737
Ending balance collectively evaluated for impairment	$2,925	$3,095	$570	$829	$1,587	$46	$4	$9,056
Loans Outstanding:
Balance at December 31,	$51,383	$251,015	$66,172	$51,499	$60,863	$6,099	$-	$487,031
Ending balance individually evaluated for impairment	$4,606	$27,183	$1,858	$5,978	$5,868	$10	$-	$45,503
Ending balance collectively evaluated for impairment	$46,777	$223,832	$64,314	$45,521	$54,995	$6,089	$-	$441,528

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At September 30, 2012
Real Estate Loans:
Construction & development	$-	$-	$1,910	$1,910	$61,396	$63,306	$-
Commercial real estate	-	5,417	11,873	17,290	192,656	209,946	-
Home equity lines	27	-	690	717	66,430	67,147	-
Residential real estate	77	229	3,418	3,724	46,100	49,824	-
Total real estate	104	5,646	17,891	23,641	366,582	390,223	-
Commercial & industrial	-	50	3,494	3,544	59,754	63,298	-
Consumer & other	-	-	2	2	5,800	5,802	-
Total loans	$104	$5,696	$21,387	$27,187	$432,136	$459,323	$-

At December 31, 2011
Real Estate Loans:
Construction & development	$-	$-	$4,265	$4,265	$47,118	$51,383	$-
Commercial real estate	-	-	12,513	12,513	238,502	251,015	-
Home equity lines	300	-	791	1,091	65,081	66,172	-
Residential real estate	369	3	3,770	4,142	47,357	51,499	-
Total real estate	669	3	21,339	22,011	398,058	420,069	-
Commercial & industrial	-	-	1,572	1,572	59,291	60,863	-
Consumer & other	-	-	4	4	6,095	6,099	-
Total loans	$669	$3	$22,915	$23,587	$463,444	$487,031	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At September 30, 2012 and December 31, 2011, the total recorded investment in impaired loans amounted to approximately $33,874,000 and $45,503,000, respectively. Of these impaired loans, $21,387,000 and $22,915,000 were on non-accrual at September 30, 2012 and December 31, 2011, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
September 30, 2012	(in thousands)
With no related allowance recorded
Real Estate Loans:
Construction & development	$2,083	$2,209	$-	$2,240	$46
Commercial real estate	17,533	19,126	-	19,493	633
Home equity lines	442	638	-	638	14
Residential real estate	3,430	3,725	-	3,767	70
Total real estate	23,488	25,698	-	26,138	763
Commercial & industrial	3,158	3,587	-	3,610	52
Consumer & other	6	6	-	8	1
Total loans	26,652	29,291	-	29,756	816
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	3,915	3,979	1,381	3,989	160
Home equity lines	369	395	193	395	11
Residential real estate	2,083	2,162	195	2,177	86
Total real estate	6,367	6,536	1,769	6,561	257
Commercial & industrial	855	868	705	906	27
Consumer & other	-	-	-	-	-
Total loans	7,222	7,404	2,474	7,467	284
Total impaired loans	$33,874	$36,695	$2,474	$37,223	$1,100
December 31, 2011
With no related allowance recorded
Real Estate Loans:
Construction & development	$4,479	$5,473	$-	$5,352	$81
Commercial real estate	22,967	23,551	-	23,297	846
Home equity lines	533	555	-	542	20
Residential real estate	4,929	5,448	-	5,727	173
Total real estate	32,908	35,027	-	34,918	1,120
Commercial & industrial	2,186	2,200	-	2,273	77
Consumer & other	10	11	-	13	1
Total loans	35,104	37,238	-	37,204	1,198
With an allowance recorded
Real Estate Loans:
Construction & development	127	127	23	222	2
Commercial real estate	4,216	4,226	595	4,339	246
Home equity lines	1,325	1,336	556	1,319	77
Residential real estate	1,049	1,057	165	1,070	61
Total real estate	6,717	6,746	1,339	6,950	386
Commercial & industrial	3,682	3,691	1,398	3,789	191
Consumer & other	-	-	-	-	-
Total loans	10,399	10,437	2,737	10,739	577
Total impaired loans	$45,503	$47,675	$2,737	$47,943	$1,775

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(in thousands)
Real Estate Loans:
Construction & development	$1,910	$4,265
Commercial real estate	11,873	12,513
Home equity lines	690	791
Residential real estate	3,418	3,770
Total real estate	17,891	21,339
Commercial & industrial	3,494	1,572
Consumer & other	2	4
Total loans	$21,387	$22,915

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at September 30, 2012 and December 31, 2011
	Construction &		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2012	2011	2012	2011	2012	2011
	(in thousands)
Pass	$59,362	$36,968	$170,038	$210,356	$64,488	$64,561
Special Mention	-	1,083	12,161	9,099	712	214
Criticized	3,944	13,332	27,747	31,560	1,947	1,397
TOTAL	$63,306	$51,383	$209,946	$251,015	$67,147	$66,172

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2012	2011	2012	2011	2012	2011
	(in thousands)
Pass	$41,933	$41,664	$57,216	$54,947	$5,728	$6,064
Special Mention	496	802	78	646	20	25
Criticized	7,395	9,033	6,004	5,270	54	10
TOTAL	$49,824	$51,499	$63,298	$60,863	$5,802	$6,099

Construction and development loans experienced a material improvement in loan rating classifications in the first nine months of 2012 because construction and development loans of approximately $6 milllion to one borrower were upgraded to pass from criticized, principal payments were made on various criticized construction loans, and a criticized development loan of $1,409,000 was transferred to other real estate owned.

During 2012 and 2011, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings. The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of 2011 for identification as troubled debt restructurings. The Company did not identify as troubled debt restructurings any receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

The Company generally does not offer loan modifications to borrowers; however, when offered, loan modification can generally be described in the following categories:

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

Available commitments for troubled debt restructurings outstanding at September 30, 2012 totaled $299,000.

The following tables present troubled debt restructurings as of September 30, 2012 and December 31, 2011:

Troubled Debt Restructurings
	September 30, 2012
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$173	9	$1,733	10	$1,906
Commercial real estate	8	8,976	18	6,996	26	15,972
Home equity lines	0	-	1	150	1	150
Residential real estate	8	1,558	13	1,510	21	3,068
Total real estate	17	10,707	41	10,389	58	21,096
Commercial & industrial	3	482	6	1,665	9	2,147
Consumer & other	1	3	0	-	1	3
Total loans	21	$11,192	47	$12,054	68	$23,246

	December 31, 2011
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	2	$349	6	$1,789	8	$2,138
Commercial real estate	11	13,912	13	5,758	24	19,670
Home equity lines	0	-	1	150	1	150
Residential real estate	10	1,949	8	870	18	2,819
Total real estate	23	16,210	28	8,567	51	24,777
Commercial & industrial	10	2,286	2	493	12	2,779
Consumer & other	1	6	0	-	1	6
Total loans	34	$18,502	30	$9,060	64	$27,562

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally requires six months of payment performance as sufficient to warrant a return to accrual status.

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

The following tables present newly restructured loans that occurred during the three months ended September 30, 2012 and 2011, respectively:

	New Troubled Debt Restructurings
	Three Months Ended September 30, 2012
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$-	0	$-	1	$-
Commercial real estate	0	-	0	-	1	681	0	-	1	681
Residential real estate	0	-	0	-	0	-	2	686	2	686
Total real estate	0	-	0	-	2	681	2	686	4	1,367
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	2	$681	2	$686	4	$1,367

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$243	0	$-	1	$243
Commercial real estate	0	-	0	-	1	549	0	-	1	549
Residential real estate	0	-	0	-	0	-	2	680	2	680
Total real estate	0	-	0	-	2	792	2	680	4	1,472
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	2	$792	2	$680	4	$1,472

	Three Months Ended September 30, 2011
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	11	$4,215	0	$-	11	$4,215
Commercial real estate	0	-	0	-	2	1,156	1	172	3	1,328
Home equity lines	0	-	0	-	1	150	0	-	1	150
Total real estate	0	-	0	-	14	5,521	1	172	15	5,693
Commercial & industrial	0	-	0	-	1	63	1	423	2	486
Total loans	0	$-	0	$-	15	$5,584	2	$595	17	$6,179

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	11	$4,213	0	$-	11	$4,213
Commercial real estate	0	-	0	-	2	859	1	172	3	1,031
Home equity lines	0	-	0	-	1	150	0	-	1	150
Total real estate	0	-	0	-	14	5,222	1	172	15	5,394
Commercial & industrial	0	-	0	-	1	62	1	423	2	485
Total loans	0	$-	0	$-	15	$5,284	2	$595	17	$5,879

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2012 and 2011, respectively:

	New Trouble Debt Restructurings
	Nine Months Ended September 30, 2012
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$32	0	$-	3	$-	0	$-	4	$32
Commercial real estate	0	-	1	81	2	805			3	886
Residential real estate	0	-	0	-	0	-	2	686	2	686
Total real estate	1	32	1	81	5	805	2	686	9	1,604
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$32	1	$81	5	$805	2	$686	9	$1,604

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$15	0	$-	3	$910	0	$-	4	$925
Commercial real estate	0	-	1	80	2	669	0	-	3	749
Residential real estate	0	-	0	-	0	-	2	680	2	680
Total real estate	1	15	1	80	5	1,579	2	680	9	2,354
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$15	1	$80	5	$1,579	2	$680	9	$2,354

	Nine Months Ended September 30, 2011
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	11	$4,215	0	$-	11	$4,215
Commercial real estate	0	-	0	-	4	1,346	26	13,660	30	15,006
Home equity lines	0	-	0	-	1	150	0	-	1	150
Total real estate	0	-	0	-	16	5,711	26	13,660	42	19,371
Commercial & industrial	0	-	1	442	5	3,174	2	491	8	4,107
Consumer & other	0	-	0	-	1	10	0	-	1	10
Total loans	0	$-	1	$442	22	$8,895	28	$14,151	51	$23,488

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	11	$4,213	0	$-	11	$4,213
Commercial real estate	0	-	0	-	4	1,046	26	13,435	30	14,481
Home equity lines	0	-	0	-	1	150	0	-	1	150
Total real estate	0	-	0	-	16	5,409	26	13,435	42	18,844
Commercial & industrial	0	-	1	437	5	2,897	2	488	8	3,822
Consumer & other	0	-	0	-	1	7	0	-	1	7
Total loans	0	$-	1	$437	22	$8,313	28	$13,923	51	$22,673

The following tables represent financing receivables modified as troubled debt restructurings with a payment default, and the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2012 and 2011, respectively:

TDRs with a payment default occurring within 12 months of restructure

	During the three months ended
	September 30, 2012		September 30, 2011
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$15	0	$-
Residential real estate	0	-	0	0
Total real estate	1	15	0	-
Commercial & industrial	0	-	0	-
Total loans	1	$15	0	$-

TDRs with a payment default occurring within 12 months of restructure

	During the nine months ended
	September 30, 2012		September 30, 2011
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$15	0	$-
Commercial real estate	4	4,446	14	3,419
Residential real estate	0	-	0	-
Total real estate	5	4,461	14	3,419
Commercial & industrial	3	1,081	0	-
Total loans	8	$5,542	14	$3,419

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and certain corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. Gain on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. There have been no changes in valuation techniques for the nine months ended September 30, 2012.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2011 and 2010	$47	$138
Gains included in other income	340	293
Transfers in and out	-	-
Balance, September 30, 2012 and 2011	$387	$431

Assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At September 30, 2012:
Securities available-for-sale:
Municipal securities	$18,351	$-	$18,351	$-
Mortgage-backed securities	12,233	-	12,233	-
Corporate securities	14,155	12,742	1,413	-
Unrestricted stock	458	458	-	-
Total available-for-sale securities	45,197	13,200	31,997	-
Loans held for sale	95,711	-	95,711	-
Interest rate lock commitments	387	-	-	387
Total	$141,295	$13,200	$127,708	$387

At December 31, 2011:
Securities available-for-sale:
Municipal securities	$17,767	$-	$17,767	$-
Mortgage-backed securities	14,494	-	14,494	-
Corporate securities	9,606	-	9,606	-
Unrestricted stock	341	341	-	-
Total available-for-sale securities	42,208	341	41,867	-
Loans held for sale	91,955	-	91,955	-
Interest rate lock commitments	47	-	-	47
Total	$134,210	$341	$133,822	$47

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At September 30, 2012 and December 31, 2011, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At September 30, 2012, there were no fair value adjustments related to $226,000 of securities held to maturity.

Assets measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At September 30, 2012:
Impaired loans	$31,400	$-	$-	$31,400
Other real estate owned	4,751	-	-	4,751

At December 31, 2011:
Impaired loans	$42,766	$-	$-	$42,766
Other real estate owned	6,728	-	-	6,728

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
Description	June 30, 2012	Technique	Inputs	Input Value
	($ in thousands)

Impaired loans	$31,400	Appraised Value / Discounted Cash Flows / Market Value of Note	Appraisals and/or sales of comparable properties / Independent quotes	n/a

Other real estate owned	$4,751	Appraised Value / Comparable Sales / Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties / Independent quotes/bids / Forward sale contract values	n/a

Net Derivative Assets and Liabilities:
Interest rate lock commitments	$387	Pricing Models	Weighted Average Closing Ratio	81.8%

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at September 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2012
Financial Instruments - Assets
Investment securities held-to-maturity	$226	$243	$-	$243	$-
Net loans held for investment	448,598	450,643	-	-	450,643

Financial Instruments - Liabilities
Time deposits	190,634	192,752	-	-	192,752
Trust preferred subordinated debt	10,310	7,685	-	-	7,685

December 31, 2011
Financial Instruments - Assets
Investment securities held-to-maturity	$392	$420	$-	$420	$-
Net loans held for investment	475,238	477,271	-	-	477,271

Financial Instruments - Liabilities
Time deposits	214,715	216,418	-	-	216,418
Trust preferred subordinated debt	10,310	7,453	-	-	7,453

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

The table below provides the carrying values of derivative instruments at September 30, 2012 and December 31, 2011:

	Carrying Value	Carrying Value	Gain (Loss)	Notional Amount
Derivatives designated as	of Assets	of Liabilities	in Income	of Derivative
hedging instruments:	(in thousands)

At September 30, 2012:
Mortgage loan rate lock commitments	$387	$-	$387	$-

Mortgage backed securities forward sales	$-	$304	$(304)	$16,250

At December 31, 2011:
Mortgage loan rate lock commitments	$47	$-	$47	$-

Mortgage backed securities forward sales	$-	$60	$(60)	$4,750

Prior to October 2010, the Company sold mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans were consummated at approximately the same time that optional commitments were given to borrowers to originate the loans. Conventional loans which represent the majority of mortgage originations by the Mortgage Division are still sold on a best efforts basis. The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$95,711	$94,442	$1,269	$91,955	$91,254	$701

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the nine months ended September 30, 2012 and 2011, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net gains (losses) resulting from changes in fair value	$568	$446

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

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to September 30, 2012. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2012 and December 31, 2011, pre-approved but unused lines of credit for loans totaled approximately $121,305,000 and $133,103,000, respectively. In addition, we had $2,443,000 and $1,862,000 in standby letters of credit at September 30, 2012 and December 31, 2011, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem, and our mortgage loan offices in Burlington and Hillsborough. Total future minimum lease payments, excluding renewal options, at September 30, 2012 under the leases are as follows:

(in thousands)
Due in one year	$443
Due in Years 2 and 3	903
Due in Years 4 and 5	519
Due after Year 5	2,905
$4,770

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

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.
•	Changes in interest rates could reduce our net interest income.
•	Competitive pressures among financial institutions may increase.
•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged.
•	New products developed and new methods of delivering products could result in a reduction in our business and income.
•	Increases in interest rates, changes in quantitative easing by the Federal Reserve, increases in warranty losses, or changes in the securitization of mortgages could negatively impact our mortgage banking income.
•	Adverse changes may occur in the securities market.
•	Local, state or federal taxing authorities may take tax positions that are adverse to us.
•	Unpredictable natural and other disasters could have an adverse effect on our operations or on the willingness of our customers to access our financial services.
•	Unlimited FDIC insurance on non-interest-bearing demand deposits is scheduled to expire after December 31, 2012 and could result in lower demand deposits maintained at banks.

Comparison of Financial Condition

Assets. Our total assets increased by $2.4 million, or 0.4%, from $673.3 million at December 31, 2011, to $675.7 million at September 30, 2012. During the nine months ended September 30, 2012, cash and due from banks, interest-bearing deposits with banks and investment securities increased by $27.5 million while loans held for sale increased $3.8 million, and loans held for investment decreased $27.7 million. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in 2010, 2011, and the first nine months of 2012. The slowing demand complemented our planned asset reduction strategy to improve our capital ratios in 2010 and 2011, but was greater than projected in the first nine months of 2012.

Liabilities. Total deposits decreased by $8.0 million, or 1.3%, from $596.6 million at December 31, 2011, to $588.7 million at September 30, 2012. Time deposits decreased $24.1 million during the first nine months of 2012, partially from maturing broker deposits, that were not renewed due to ample liquidity. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB”) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements increased $2.2 million and FHLB advances were down slightly during the first nine months of 2012. We had approximately $31.6 million in out-of-market time deposits from other institutions and $19.0 million in brokered deposits at September 30, 2012, a combined decrease of $8.0 million in these two types of accounts from December 31, 2011.

Stockholders’ Equity. Total stockholders’ equity increased $5.3 million at September 30, 2012 to $51.9 million from $46.6 million at December 31, 2011, due to retained net income and an increase in accumulated other comprehensive income from appreciation of investment securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011

General. Net income was $1,819,000 for the third quarter of 2012 compared to $812,000 for the third quarter of 2011. Net income available to common stockholders was $1,505,000, or $0.44 per diluted share, for the three months ended September 30, 2012 compared to $520,000, or $0.15 per diluted share, for the three months ended September 30, 2011. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. Higher net income in 2012 resulted primarily from higher mortgage banking income and lower provision for loan losses. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2010, 2011, and the first nine months of 2012 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. While economic conditions in our primary markets have not improved substantially since 2010, loan charge-offs have declined, and we believe the risk in the loan portfolio has declined as evidenced by a decrease in impaired loans.

Net interest income. Net interest income of $5,848,000 for the three months ended September 30, 2012 decreased $143,000 from the third quarter of 2011 due to a decrease in the net yield on interest earning assets which was partially offset by an increase in interest-earning assets and decrease in interest-bearing liabilities. The net yield on interest earning assets, adjusted to a fully taxable basis, decreased to 3.71% in the third quarter of 2012 from 3.89% in the third quarter of 2011. The decline in net yield was primarily the result of a change in the mix of average interest-earning assets to higher balances in interest-bearing deposits earning 0.26% from loans earning 5.22%. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2012 and 2011.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended September 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$55,617	$37	0.26%	$30,387	$22	0.29%
Non-taxable investments (2.)	10,859	133	4.87%	13,359	184	5.46%
Taxable investments	33,094	303	3.64%	33,312	333	3.97%
Loans held for sale	71,977	624	3.45%	46,125	503	4.33%
Loans (3.)	459,800	6,035	5.22%	494,669	6,650	5.33%
Interest-earning assets	631,347	7,132		617,852	7,692
Interest-earning assets			4.49%			4.94%

Non interest-earning assets	44,222			46,521

Total assets	$675,569			$664,373

Interest-bearing liabilities
Interest checking	$39,665	$16	0.16%	$34,097	$26	0.30%
Money market and savings	292,248	405	0.55%	281,128	604	0.85%
Time certificates and IRAs	195,632	620	1.26%	218,915	822	1.49%
Other borrowings	26,169	199	3.03%	26,359	189	2.84%
Total interest-bearing liabilities	553,714	1,240		560,499	1,641
Cost on average
Interest-bearing liabilities			0.89%			1.16%
Non-interest-bearing liabilities
Demand deposits	65,129			54,341
Other liabilities	5,555			4,153
Total non-interest-bearing liabilities	70,684			58,494
Total liabilities	624,398			618,993
Stockholders' equity	51,171			45,380
Total liabilities and equity	$675,569			$664,373
Net interest income		$5,892			$6,051
Net yield on average interest-earning assets			3.71%			3.89%
Interest rate spread			3.60%			3.78%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $600,000 and $1,800,000 for the three months ended September 30, 2012 and 2011, respectively. The amount of the provision for loan losses decreased in 2012 primarily because of a stable historical loss ratio used to calculate the allowance for loan losses in the third quarter of 2012 compared to an increasing historical loss ratio used to calculate the allowance on performing loans in 2011. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $5,660,000 for the three months ended September 30, 2012, as compared to $3,184,000 for the three months ended September 30, 2011. Mortgage banking income increased $2,612,000, or 88.1%, during the third quarter of 2012 compared to the third quarter of 2011. Residential mortgage lending which fuels our mortgage banking income has been comparatively strong in 2012 due to extremely low mortgage interest rates.

Non-interest expense. Total non-interest expense amounted to $8,177,000 and $6,362,000 for the three months ended September 30, 2012 and 2011, respectively. Salaries and employee benefits increased $1,178,000, or 34.1%, primarily from expansion of our Mortgage Division, from increased variable compensation in our Mortgage Division due to additional mortgage loan activity, and from resumption of incentive accruals for Bank employees upon attainment of certain financial goals. The number of full-time equivalent employees increased to 206 at September 30, 2012 from 167 at September 30, 2011. Impairment of other real estate owned was $588,000 and $576,000 in the third quarter of 2012 and 2011, respectively, as real estate values have not recovered appreciably in our primary lending markets in 2012. Other non-interest expense includes warranty expenses related to mortgage originations which increased $282,000 to $398,000 in the third quarter of 2012 due to higher volumes and increasing warranty claim requests.

Income taxes. Income tax expense was $912,000, or 33.4% of income before income taxes, for the three month period ended September 30, 2012, compared to $201,000, or 19.8% of income before income taxes, for the three month period ended September 30, 2011. Tax credits and non-taxable income represented a larger percentage of income in the 2011 period which accounted for the lower tax rate in 2011.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and 2011

General. Net income was $5,315,000 and $1,366,000 for the nine months ended September 30, 2012 and 2011, respectively. Net income available to common stockholders was $4,392,000, or $1.30 per diluted share, for the nine months ended September 30, 2012 compared to $494,000, or $0.15 per diluted share, for the nine months ended September 30, 2011. Higher net income in 2012 resulted primarily from higher mortgage banking income and lower provision for loan losses.

Net interest income. Net interest income of $17,836,000 for the nine months ended September 30, 2012 increased $183,000 from the nine months ended September 30, 2011 due to an increase in average interest-earning assets and an increase in non-interest-bearing liabilities and stockholders’ equity in the first nine months of 2012 which resulted primarily from growth in non-interest demand deposits, other liabilities, and retained earnings in 2012. Although the net yield on interest earning assets, adjusted to a fully taxable basis, increased slightly in the first nine months of 2012 over 2011, the net yield was lower in the third quarter of 2012. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2012 and 2011.

Net Interest Income and Average Balance Analysis

	For the Nine Months Ended September 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$39,785	$68	0.23%	$40,246	$70	0.23%
Non-taxable investments (2.)	10,817	442	5.46%	14,806	644	5.82%
Taxable investments	33,205	922	3.71%	34,435	1,094	4.25%
Loans held for sale	71,685	2,040	3.80%	30,392	1,055	4.64%
Loans (3.)	468,413	18,591	5.30%	501,549	20,147	5.37%
Interest-earning assets	623,905	22,063		621,428	23,010
Interest-earning assets			4.72%			4.95%

Non interest-earning assets	46,062			46,729

Total assets	$669,967			$668,157

Interest-bearing liabilities
Interest checking	$37,069	$59	0.21%	$33,405	$77	0.31%
Money market and savings	289,575	1,431	0.66%	277,192	1,851	0.89%
Time certificates and IRAs	201,824	1,993	1.32%	233,433	2,654	1.52%
Other borrowings	25,573	598	3.12%	25,566	564	2.95%
Total interest-bearing liabilities	554,041	4,081		569,596	5,146
Cost on average
Interest-bearing liabilities			0.98%			1.21%
Non-interest-bearing liabilities
Demand deposits	61,152			49,095
Other liabilities	5,885			4,414
Total non-interest-bearing liabilities	67,037			53,509
Total liabilities	621,078			623,105
Stockholders' equity	48,889			45,052
Total liabilities and equity	$669,967			$668,157
Net interest income		$17,982			$17,864
Net yield on average interest-earning assets			3.85%			3.84%
Interest rate spread			3.74%			3.74%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $2,060,000 and $5,150,000 for the nine months ended September 30, 2012 and 2011, respectively. The amount of the provision for loan losses decreased in 2012 due to a decrease in loan net charge-offs which totaled $3,128,000 and $5,461,000 for the nine months ended September 30, 2012, and 2011, respectively. Impaired loans and related specific allowances for loan losses also declined at September 30, 2012 from September 30, 2011. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $14,436,000 for the nine months ended September 30, 2012, as compared to $7,914,000 for the nine months ended September 30, 2011 primarily due to the increase in mortgage banking income to $13,392,000 for the nine months ended September 30, 2012 from $6,668,000 for the nine months ended September 30, 2011.

Non-interest expense. Total non-interest expense amounted to $22,361,000 and $18,854,000 for the nine months ended September 30, 2012 and 2011, respectively. Salaries and employee benefits increased $3,455,000, or 36.0%, primarily from expansion of our Mortgage Division, from increased variable compensation in our Mortgage Division due to additional mortgage loan activity, and from resumption of incentive accruals for Bank employees upon attainment of certain financial goals. Impairment of other real estate owned was $1,194,000 and $1,999,000 in the nine months ended September 30, 2012 and 2011, respectively, as average real estate owned declined about 29% in the nine months ended September 30, 2012 compared to the same period in 2011.. Lower expenses were incurred in the first nine months of 2012 in the areas of FDIC insurance and repossessed asset expenses compared to the same period in 2011.

Income taxes. Income tax expense was $2,536,000, or 32.3% of income before income taxes, for the nine months ended September 30, 2012, compared to $197,000, or 12.6% of income before income taxes for the nine months ended September 30, 2011. Tax credits and non-taxable income such as municipal interest income and increase in cash value of life insurance resulted in the lower income tax rate in 2011. These non-taxable sources of income were a smaller percentage of income before income taxes in 2012.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $26,138,000 at September 30, 2012, compared to $29,643,000 at December 31, 2011. Non-performing assets, as a percentage of total assets, was 3.87% at September 30, 2012, compared to 4.40% at December 31, 2011. There were no loans 90 days or more past due and still accruing interest at September 30, 2012 or December 31, 2011. Other real estate owned was $4,751,000 at September 30, 2012 and $6,728,000 at December 31, 2011. The decrease in the level of non-performing assets during the first nine months of 2012 was primarily due to loan charge-offs and sales and impairments of other real estate owned. The elevated level of non-performing assets at September 30, 2012 and December 31, 2011 is related to the decline in economic conditions in our lending markets. The seasonally adjusted unemployment rate in North Carolina decreased to 9.6% in September 2012 from 10.4% in December 2011 and 10.6% in September 2011. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to the slow economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans. While the seasonally adjusted unemployment rate in North Carolina declined during 2012, it is still above historical levels when the economy was healthy.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, decreased to $2,474,000 at September 30, 2012 from $2,737,000 at December 31, 2011, and impaired loans decreased to $33,874,000 at September 30, 2012 from $45,503,000 at December 31, 2011. The general portion of our allowance for loan losses decreased to $8,251,000 on non-impaired loans of $425,449,000 at September 30, 2012 from $9,056,000 on non-impaired loans of $441,528,000 at December 31, 2011. The historical loss ratio used to calculate the general portion of our allowance declined in the 2012 period because net loan charge-offs declined to $3,128,000 in the first nine months of 2012, the period added to the historical loss ratio, from $3,690,000 in the first nine months of 2009, the period deleted from the historical loss ratio and because the qualitative component of our allowance for loan losses declined in 2012. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.37% on loans secured by multi-family properties to 3.98% on construction and development loans, to categories of non-impaired loans at each period end. We changed from using the latest eight quarters in 2011 to the latest twelve quarters in 2012 to determine the estimated loss ratios inherent in the loan portfolio because we believe the longer period is more representative of expected losses. The general section of our allowance also includes a qualitative component which is calculated based on eleven environmental factors such as delinquency trends, changes in economic conditions and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses decreased from $1,605,000 at December 31, 2011 to $1,218,000 at September 30, 2012 because of improving qualitative data and from implementation of a new model that tracks qualitative trends in a more consistent and quantitative manner. The general portion of our allowance includes a small unallocated amount of $72,000 at September 30, 2012 compared to $4,000 at December 31, 2011. The larger unallocated amount at September 30, 2012 is due to the uncertainty of the sustainability of the improved qualitative components of the allowance.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $3,128,000 for the nine months ended September 30, 2012 compared to $5,460,000 for the same period in 2011.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor the Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first nine months of 2012, we increased our levels of short-term liquidity due to a decrease in our loans held for investment. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, increased to $38.0 million at September 30, 2012 from $13.3 million at December 31, 2011. We also have substantial secondary sources of liquidity in the form of unused secured lines of credit from the FHLB and the Federal Reserve of approximately $161.6 million at September 30, 2012.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2012 and December 31, 2011, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank met its goal of increasing and maintaining Tier 1 capital to average assets at 8% in 2011 and 2012 through earnings and moderate asset growth in response to regulatory requests in January 2011. Tier 1 capital to average assets for Carolina Bank was 9.00% at September 30, 2012 compared to 8.02% at December 31, 2011. Carolina Bank Holdings, Inc. also agreed to seek regulatory approval before paying dividends on its preferred stock and interest on its trust preferred securities after January 2011. Interest payments on trust preferred securities are current based on approvals granted. Dividends of $615,000 on preferred stock have been deferred until dividends from Carolina Bank can be granted to Carolina Bank Holdings, Inc. or until additional capital can be obtained to enable the dividends.

We increased our capital in January 2009 by issuing $16 million in preferred stock to the United States Treasury under the Capital Purchase Program. Carolina Bank also issued approximately $9.3 million in subordinated debt through a private placement in the third quarter of 2008 to increase capital at the bank level.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2012. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2012. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 3. Defaults Upon Senior Securities

As discussed under “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q, the Company has deferred the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of September 30, 2012, the amount of the arrearage on the dividend payments for the series A preferred stock was $615,000.

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

Carolina Bank Holdings, Inc.

Date: November 13, 2012	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 13, 2012	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

