Form 10-K
period 2012-12-31
CAROLINA BANK HOLDINGS INC
filed 2013-03-26
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $16,809,179

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 3,388,773 shares of common stock outstanding as of March 22, 2013.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement dated March 25, 2013 are incorporated by reference into Part III of this report.

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

At December 31, 2012, we had 208 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending to small-to-medium sized businesses located primarily in its market area, construction and development loans and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank started a mortgage loan division in 2007 to originate residential loans through third-party brokers and banks and to sell these loans at a profit to institutional investors. A retail loan production office was added to the mortgage loan division in 2010 and was expanded in 2011. The mortgage division originated approximately $1.2 billion in loans held for sale during 2012 and produced 56.7% of our net income.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro, High Point, Burlington, Winston-Salem and Asheboro, North Carolina and the areas immediately surrounding Greensboro, High Point, Burlington, Winston-Salem and Asheboro, all of which are located in Guilford, Alamance, Forsyth and Randolph Counties, North Carolina. Residential mortgage loan production offices are also located in Burlington, Hillsborough and Raleigh, NC

Competition

Commercial banking in the bank’s primary service area and in North Carolina as a whole is extremely competitive due to the early adoption of state laws permitting state-wide and interstate branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 21 commercial banks operate 147 full service offices, including all of the largest banks in North Carolina. In Alamance County, 16 commercial banks operate 47 full service branch offices. In Randolph County, 16 commercial banks operate 41 full service branch offices. In Forsyth County, 19 commercial banks operate 100 full service offices, including all of the largest banks in North Carolina.

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

Employees

Carolina Bank employed 208 full-time equivalent employees at December 31, 2012. We do not have any officers or employees who are not also officers or employees of the Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

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

As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks), Regulation DD (Truth in Savings), the Fair Housing Act, the Dodd-Frank Act and the Gramm-Leach-Bliley Act, among others.

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

North Carolina Banking Law Modernization Act. On October 1, 2012, as a result of the recommendations of the Joint Legislative Study Commission on the Modernization of North Carolina Banking Laws, legislation went into effect that comprehensively modernizes North Carolina’s banking laws for the first time since the Great Depression. As a result of the legislation, Articles 1 through 10, 12, and 13 of Chapter 53 of the North Carolina General Statutes were repealed, and new Chapter 53C, entitled “Regulation of Banks,” became law. Major changes enacted by the law include: a comprehensive list of definitions enhancing the clarity and meaning of the various sections of North Carolina’s banking law, a broader reliance on the North Carolina Business Corporations Act, and incorporation of modern concepts of capital adequacy and regulatory supervision. On March 4, 2013, a bill was filed for consideration by the North Carolina General Assembly to make certain technical corrections and clarifications to Chapter 53C.

Dodd–Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law has significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years. The Dodd-Frank Act included, among other things:

·	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;
·	the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;
·	the establishment of strengthened capital and prudential standards for banks and bank holding companies;
·	enhanced regulation of financial markets, including derivatives and securitization markets;
·	the elimination of certain trading activities by banks;
·	a permanent increase of FDIC deposit insurance to $250,000 per deposit category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;
·	amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and
·	new disclosure and other requirements relating to executive compensation and corporate governance.

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule in early 2011 which requires a “banking entity,” a term that is defined to include bank holding companies like the Company, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. In late 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed in early 2012. The proposed rules are highly complex and many aspects of their application remain uncertain. Due to the complexity of the new rules, the challenges of agency coordination, and the volume of public comments received, implementation of the Volcker Rule has been delayed. We do not currently anticipate that the Volcker Rule will have a material effect on our operations. However, until a final rule is adopted, the precise impact of the Volcker Rule on the Company cannot be determined.

A number of other provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Deposit Insurance. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the reserve ratio at 2.0%.

In 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. In 2011, the FDIC issued a new regulation implementing these revisions to the assessment system.

In addition to the assessment for deposit insurance, insured institutions are required to make payments on bonds issued by the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987 to recapitalize the former Federal Savings & Loan Insurance Corporation (“FSLIC”) deposit insurance fund. The FDIC established the FICO assessment rate effective for the first quarter of 2012 at 0.64 cents annually per $100 of assessable deposits. The Bank’s quarterly FICO payments during the year ended December 31, 2012 was 0.64 cents annually per $100 of assessable assets.

In 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The Bank elected to opt out of the Debt Guarantee Program. The Bank elected to participate in the TAG Program. In 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010, and it was extended again through December 31, 2010. The Bank elected to continue to participate in the TAG Program through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts from December 31, 2010 through December 31, 2012. On January 1, 2013, funds in a non-interest bearing account (including Lawyer Trust Accounts) were no longer eligible for the unlimited deposit insurance coverage. These funds will now be insured to the legal maximum of $250,000 for each ownership category.

During 2009, the FDIC took several measures aimed at replenishing the DIF. On May 22, 2009, the FDIC imposed a 5 basis point special assessment on each insured institution’s assets minus Tier 1 capital as of June 30, 2009. On November 17, 2009, the FDIC voted to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used an institution’s assessment rate in effect on September 30, 2009. On December 30, 2009, the Bank paid a $3.4 million prepaid assessment and it was accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the Bank expenses its regular quarterly deposit insurance assessment and records an offsetting credit to the prepaid assessment asset, until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank. The Bank’s remaining prepaid assessment asset was $0.8 million at December 31, 2012.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2012, the Registrant was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 11.11% and 14.02%, respectively. Also, as of December 31, 2012, the Bank was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 11.27% and 14.18%, respectively.

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

Carolina Bank has an internal goal to use its best efforts to maintain Tier 1 Capital to average assets above 8% as long as the ratio of classified assets to capital is above 50%, and Carolina Bank exceeded this goal during 2012 with a Tier 1 Capital to average assets ratio of 9.23% at December 31, 2012.

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

In June 2012, the federal bank regulatory agencies jointly issued three proposed rules that would revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). While the regulatory agencies had initially proposed an effective date of January 1, 2013 for the new rules, the agencies have since confirmed that the implementation will be delayed as a result of the many industry participants, including community banks, that expressed concern over the impact of the proposed rules. When and if the proposed rules become effective, they would, among other things: revise the definition of regulatory capital components and related calculations, add a new common equity Tier 1 capital ratio, and increase the minimum Tier 1 Capital Ratio requirement from 4% to 6% percent. If the proposed rules are implemented as written, the amount of capital that the Bank would be required to hold would likely increase.

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

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure of a financial institution to comply with these sanctions could result in legal consequences for the institution.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $1.7 million at December 31, 2012. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $12.4 million up to $79.5 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2012, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 30.8% of total deposits and short-term borrowings at December 31, 2012, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The FDIC and the Commissioner have the power to further restrict the payment of dividends by the Bank. The Company agreed during 2011 to obtain the written approval of the Federal Reserve before declaring or paying any dividend, common or preferred, or making any payments on trust preferred securities. Although dividends were deferred on its preferred stock during 2012, all deferred dividends were paid in 2013 when this restriction was removed.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $11.9 million at December 31, 2012. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

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

We applied, and were approved, for participation in the Capital Purchase Program in late 2008. On January 9, 2009, the company issued and sold to the Treasury (1) 16,000 shares of the company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 357,675 shares of the company’s common stock for an aggregate purchase price of $16.0 million in cash. The preferred stock qualifies as Tier 1 capital. The company’s outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A were sold to private investors by the Treasury during the first quarter of 2013.

For additional information about the Capital Purchase Program transaction, please see Note 9 to the company’s audited consolidated financial statements.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from the bank or from funds held at the holding company from prior capital offerings. At present, our only source of income is dividends paid by the bank and interest earned on any investment securities we hold. We must pay all of our operating expenses from funds we receive from the bank. Therefore, shareholders may receive dividends from the company only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the bank to us will likely be limited to amounts needed to pay any separate expenses of the company, to make required payments on our debt obligations, including the interest payments on our junior subordinated debt, to make dividend payments on or retire preferred stock, or repurchase the stock warrant issued with our preferred stock.

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

Interstate Branching. Under the Riegle-Neal Interstate Banking and Branching Act (the “Riegle-Neal Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle-Neal Act. These mergers are also subject to similar aging and deposit concentration limits.

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

ITEM 2. Properties.

The following table sets forth certain information regarding our properties:

		APPROX.
	YEAR	SQUARE
OFFICE LOCATION	OPENED	FOOTAGE	OWN/LEASE

Main Office
Corporate Office	2008	43,000	Land lease
101 North Spring Street
Greensboro, NC 27401

Lawndale Office
2604 Lawndale Drive	2000	12,000	Own
Greensboro, NC

Friendly Center Office
3124 Friendly Avenue	1996	5,300	Lease
Greensboro, NC

Jefferson Village Office
1601 Highwoods Blvd.	2001	3,000	Own
Greensboro, NC

Asheboro Office	2003	5,800	Own
335 S. Fayetteville Street
Asheboro, NC

High Point Office	2007	4,500	Own
4010 Brian Jordan Blvd.
High Point, NC

Burlington Office	2007	5,800	Own
3214 South Church Street
Burlington, NC

Winston-Salem Office
1590 Westbrook Plaza Drive	2008	1,500	Lease
Suite 103
Winston-Salem, NC

Burlington Loan	2010	4,350	Lease
Production Office
411-B Alamance Road
Burlington, NC 27215

Hillsborough Loan	2012	640	Lease
Production Office
103 Millstone Drive
Hillsborough, NC 27278

Raleigh Loan	2013	2,468	Lease
Production Office
5711 Six Forks Road
Suite 201
Raleigh, NC 27609

ITEM 3. Legal Proceedings.

As of December 31, 2012, there were no pending material legal proceedings to which we are a party, or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Summary

Our common stock is listed for quotation on the Nasdaq Global Market under the symbol “CLBH.” As of March 15, 2013, we had issued and outstanding 3,388,773 shares of common stock which were held by approximately 1,350 shareholders.

No cash dividends were declared or paid on shares of our common stock in 2012 or 2011.

Market for the Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “CLBH.” The following table gives the high and low sale prices for the calendar quarters indicated.

	Sales Prices
	High	Low

2012
First Quarter	$4.40	$2.44
Second Quarter	6.41	4.10
Third Quarter	7.94	4.60
Fourth Quarter	8.49	6.51

2011
First Quarter	$5.00	$3.10
Second Quarter	4.00	2.53
Third Quarter	2.91	2.25
Fourth Quarter	3.10	2.27

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

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

·	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.
·	Changes in interest rates could reduce our net interest income.
·	Competitive pressures among financial institutions may increase.
·	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged.
·	New products developed and new methods of delivering products could result in a reduction in our business and income.
·	Increases in interest rates, increases in warranty losses, or changes in the securitization of mortgages could negatively impact our mortgage banking income.
·	Adverse changes may occur in the securities market.
·	Local, state or federal taxing authorities may take tax positions that are adverse to us.
·	Unpredictable natural and other disasters could have an adverse effect on our operations or on the willingness of our customers to access our financial services.

Critical Accounting Policies

Our accounting and financial policies are in accordance with accounting principles generally accepted in the United States and conform to general practices in the banking industry. The more critical accounting and reporting policies include our accounting for the allowance for loan losses. Our accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgment. These estimates are based on our opinion of an amount that is adequate to absorb losses in the existing loan portfolio. The allowance for loan losses is established through a provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of our allowance for loan losses could result in material changes in our consolidated financial condition or consolidated financial results of operations. The methodology we employ to determine the allowance for loan losses involves a number of assumptions and estimates about uncertain matters. We periodically review our assumptions and methodology.

Our mortgage division originates residential mortgage loans which are sold to investors. We generally obtain optional commitments to sell loans when we grant optional commitments to make loans, or on a limited basis we hedge some optional loan commitments by selling mortgage-backed securities on a forward basis. We opted to account for loans originated in our mortgage division, loans held for sale, at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. Forward sale mortgage-backed securities and the value of the estimated loan commitments that are hedged are also accounted for at fair value. Assumptions related to the closing ratio of loan commitments and the projected profit from loan sales are used to estimate the fair value of hedged loan commitments. We also make provisions for future warranty claims that arise from borrower fraud or from our underwriting errors that are later detected on residential mortgage loans that are sold. The provision for warranty claims involves a charge against income and an increase in an estimated liability for warranty claims based primarily on the volume of originations and projected losses on past and current originations. As claims are paid the liability account is reduced. Warranty provisions involve a number of assumptions including the quality of loans originated, the volume of loans originated, changes in real estate values, and historical and projected warranty claims.

Securities available-for-sale, certain mortgage loans held for sale, derivative assets, and derivative liabilities are recorded at fair value on a recurring basis. From time to time, certain assets, consisting primarily of other real estate owned and impaired loans, may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. Management believes this is a critical accounting policy because the estimation of fair value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Comparison of Financial Condition

Assets. Our total assets increased by $18.5 million or 2.75% from $673.3 million at December 31, 2011, to $691.9 million at December 31, 2012. Loans held for sale increased by $39.8 million due to strong originations by our mortgage loan division and slower funding of loan sales by investors during the fourth quarter of 2012. Loans held for investment decreased by $25.3 million or 5.2% during 2012, from declining loan originations, primarily commercial real estate loans, loan charge-offs, and repossessions. Carolina Bank, which makes both commercial and retail loans, experienced slow loan demand in 2011 and 2012 due to declining economic conditions in its primary lending markets, Guilford, Randolph, Alamance, and Forsyth Counties, North Carolina. Our compounded annual growth rate for the five years ending December 31, 2012 for loans held for investment and assets was 2.9% and 6.7%, respectively.

Liabilities. Total liabilities increased by $11.2 million or 1.8% from $626.8 million at December 31, 2011, to $638.0 million at December 31, 2012 due to overnight borrowings at the Federal Home Loan Bank in late December to fund loans held for sale. Deposits decreased by $5.7 million, or 1.0%, during 2012 as non-interest bearing demand and savings deposits increased while time deposits declined. The decline in deposits in 2012 was a result of pricing and the lack of asset growth which would require additional liquidity. The compounded annual growth rate for the five years ending December 31, 2012 for deposits was 7.1%. Over the long term, we plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Federal Home Loan Bank advances increased $12.9 million in 2012 due to the year-end funding needs related to loans held for sale.

Stockholders’ equity. Our total stockholders’ equity increased $7.3 million at December 31, 2012 to $53.9 million from $46.6 million at December 31, 2011, primarily from net income available to common shareholders of $6.3 million realized in 2012 and from an increase in accumulated other comprehensive income of $0.6 million related to unrealized gains on our available for sale securities portfolio.

Asset Quality

Our non-performing assets, composed of foreclosed real estate and other repossessed assets, non-accrual loans and non-performing restructured loans, totaled $19.0 million at December 31, 2012, compared to $29.6 million at December 31, 2011. Non-performing assets, as a percentage of total assets, was 2.75% and 4.40% at December 31, 2012 and 2011, respectively. There were $0.03 million and $0 million in loans 90 days or more past due and still accruing interest at December 31, 2012 and 2011, respectively. Foreclosed real estate and other repossessed assets were $5.9 million and $6.7 million at December 31, 2012 and 2011, respectively. Net loan charge-offs totaled $4.2 million and $7.4 million for the years ended December 31, 2012 and 2011, respectively. Impaired but still performing loans decreased to $15.0 million at December 31, 2012 from $22.6 million at December 31, 2011. In general, loans are impaired when, based on current information and events, collection of all contractual amounts due is not probable.

The decrease in non-performing assets in 2012 from 2011 resulted from success in disposing of problem loans and real estate, from reduction in new additions to non-performing assets as a result of an improved credit culture, and from an improving economy. The economic conditions in our primary markets in North Carolina, while improved, continued to be stressed during 2012 and 2011 with higher than normal unemployment. The seasonally adjusted unemployment rate in North Carolina improved to 9.2% in December 2012 from 10.4% in December 2011. North Carolina’s seasonally adjusted unemployment rate of 9.2% compares unfavorably to 7.8% for the United States. Our primary lending market in the Piedmont Triad experienced slightly higher unemployment rates than the North Carolina average in the past two years. The deteriorating economic conditions in our markets have negatively impacted our borrowers, particularly real estate developers and builders, over the past several years.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits with banks, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the fourth quarter of 2012, we decreased our levels of short-term liquidity to fund the increased origination volume of residential mortgage loans that are held for sale. Since December 31, 2012, short-term liquidity has increased as loans held for sale have declined. We have also increased our secondary sources of liquidity during 2011 and 2012 as our credit availability for additional advances from the Federal Home Loan Bank and available discount borrowings from the Federal Reserve exceeded $158 million at December 31, 2012.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of December 31, 2012 and 2011, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank increased Tier 1 capital to average assets to 9.23% at December 31, 2012 through earnings and moderate asset growth from 8.02% at December 31, 2011.

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

Results of Operations for the Years ended December 31, 2012 and 2011

General. We had net income of $7.5 million and $2.4 million for the years ended December 31, 2012 and 2011, respectively. Net income available to common stockholders was $6.3 million, or $1.85 per diluted share, for 2012 compared to $1.2 million, or $0.36 per diluted share, for 2011. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. The increase in net income in 2012 was primarily due to higher mortgage banking income, a lower provision for loan losses and a decline in impairments of other real estate owned. Net interest income, the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, was $24.2 million in 2012 compared to $24.1 million in 2011, an increase of 0.4%. Non-interest income, principally service charges and fees, mortgage banking income, increase in cash value of life insurance, plus gain on sale of investments amounted to $19.7 million in 2012 and $11.2 million in 2011. Mortgage banking income increased approximately $8.4 million, or 88.8%, during 2012 due to lower interest rates and higher originations in 2012. Our provision for loan losses was $2.4 million and $6.9 million in 2012 and 2011, respectively. Lower loan charge-offs, decreased reserves on impaired loans, and a decline in loans outstanding resulted in a decrease in the provision for loan losses in 2012. We incurred non-interest expense of $30.2 million in 2012 and $25.5 million in 2011. The increase in non-interest expense of $4.8 million, or 18.7%, was primarily from increased salaries and benefits related to growth in mortgage banking and growth in incentive compensation.

The commercial/retail bank segment reported 2012 net income of $3.5 million compared to $1.1 million in 2011, primarily due to a lower provision for loan losses and decreased foreclosed property expense in 2012. Our mortgage division reported net income of $4.3 million in 2012 compared to net income of $1.5 million in 2011 due to higher mortgage originations and higher profit margins on loans sold during 2012. The holding company reported a net loss of $0.2 million in 2012 and 2011 related to interest expense on trust preferred subordinated debt and other corporate expenses. Segment information is detailed in Note 16 to the consolidated financial statements as of December 31, 2012 and 2011.

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

For the year ended December 31, 2012, net interest income increased by $0.1 million or 0.4% to $24.2 million from $24.1 million for the year ended December 31, 2011.

The net yield on average interest-earning assets was 3.89% in 2012 and 3.92% in 2011. The interest rate spread was 3.78% in 2012 and 3.82% in 2011. The decrease in the net yield on interest-earning assets and the interest rate spread in 2012 resulted from a greater drop in yields earned on interest-earning assets than the drop in the cost of deposits and other borrowings. There was a shift in assets from higher earning loans held for investment to lower earning loans held for sale and interest bearing deposits during 2012 which negatively impacted yields on interest-earning assets.

The table below provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the years indicated.

	For the Years Ended December 31,
	2012			2011			2010
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$37,353	$93	0.25%	$31,890	$77	0.24%	$28,190	$78	0.28%
Taxable investments	32,572	1,195	3.67%	34,001	1,419	4.17%	32,466	1,637	5.04%
Non taxable investments (2.)	11,063	600	5.42%	14,353	820	5.71%	15,870	962	6.06%
Loans held for sale	80,269	2,954	3.68%	42,961	1,853	4.31%	44,985	2,063	4.59%
Loans (3.)	465,478	24,749	5.32%	498,683	26,890	5.39%	529,415	28,486	5.38%
Interest-earning assets	626,735	29,591		621,888	31,059		650,926	33,226
Interest-earning assets			4.72%			4.99%			5.10%

Non interest-earning assets	44,641			46,865			44,921

Total assets	$671,376			$668,753			$695,847

Interest-bearing liabilities
Interest checking	$37,677	$71	0.19%	$33,889	$101	0.30%	$32,070	130	0.41%
Money market and savings	290,659	1,764	0.61%	280,001	2,425	0.87%	270,216	3,375	1.25%
Time certificates and IRAs	197,901	2,569	1.30%	228,512	3,411	1.49%	276,529	5,223	1.89%
Other borrowings	26,408	802	3.04%	25,413	758	2.98%	25,334	845	3.34%
Total interest-bearing liabilities	552,645	5,206		567,815	6,695		604,149	9,573
Cost of average
Interest-bearing liabilities			0.94%			1.18%			1.58%
Non-interest-bearing liabilities
Demand deposits	62,155			51,566			41,224
Other liabilities	6,481			4,039			3,910
Total non-interest-bearing liabilities	68,636			55,605			45,134
Total liabilities	621,281			623,420			649,283
Stockholders' equity	50,095			45,333			46,564
Total liabilities and equity	$671,376			$668,753			$695,847
Net interest income		$24,385			$24,364			$23,653
Net yield on average interest-earning assets			3.89%			3.92%			3.63%
Interest rate spread			3.78%			3.82%			3.52%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

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

Rate / Volume Variance Analysis

	Years Ended
	December 31, 2012 vs. 2011			December 31, 2011 vs. 2010
	Interest	Increase (Decrease)		Interest	Increase (Decrease)
	Increase	Due To Change in		Increase	Due To Change in
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	($ in thousands)
Interest-earning assets:
Interest bearing deposits	$16	$14	$2	$(1)	$10	$(11)
Taxable investments	(224)	(58)	(166)	(218)	74	(292)
Non taxable investments	(220)	(180)	(40)	(142)	(89)	(53)
Loans held for sale	1,101	1,407	(306)	(210)	(90)	(120)
Loans	(2,141)	(1,769)	(372)	(1,596)	(1,657)	61
Total interest-earning assets	(1,468)	(586)	(882)	(2,167)	(1,752)	(415)

Interest-bearing liabilities:
Interest checking	$(30)	$10	$(40)	$(29)	$7	$(36)
Money market and savings	(661)	89	(750)	(950)	119	(1,069)
Time certificates and IRAs	(842)	(427)	(415)	(1,812)	(821)	(991)
Other borrowings	44	30	14	(87)	2	(89)
Total interest-bearing liabilities	(1,489)	(298)	(1,191)	(2,878)	(693)	(2,185)

Net interest income	$21	$(288)	$309	$711	$(1,059)	$1,770

Net interest income was stable in 2012 compared to 2011. There was a positive shift in balances to lower cost interest checking, money market and savings deposits from higher cost time deposits, but a negative shift of higher yielding loans held for investment to loans held for sale and interest-bearing deposits during 2012.

Provision for loan losses. The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for known and expected loan losses in our loan portfolio. The provision for loan losses decreased in 2012 to $2.4 million from $6.9 million in 2011, primarily because of lower specific allowances required on impaired loans and fewer charge-offs in 2012. Declining real estate values and tepid demand for new real estate negatively impacted the ability of many of our borrowers to make loan payments in 2009 through 2011 resulting in significant increases in loan charge-offs, non-performing loans, and impaired loans. The level of the allowance for loan losses is based on our estimate as to the amount required to maintain an allowance adequate enough to provide for known and expected losses. We consider, among other things, nonperforming loans, impaired loans, delinquencies, collateral values, loss trends, and general economic conditions when assessing the adequacy of the allowance. The allowance for loan losses was $9.9 million or 2.15% of loans and $11.8 million or 2.42% of loans at December 31, 2012 and 2011, respectively. The decreased provision for loan losses in 2012 primarily resulted from lower allowances on impaired loans and the positive impact of the lower net loan charge-offs on the loss trends that are used to calculate the allowance on the non-impaired loans. Loan charge-offs, net of recoveries, were $4.2 million and $7.4 million during 2012 and 2011, respectively.

The following table describes the activity relating to our allowance for loan losses for the years indicated:

Analysis of the Allowance for Loan Losses

	At or for the Years Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Beginning Balance	$11,793	$12,359	$10,081	$5,760	$4,532
Provision for loan losses	2,360	6,850	15,133	10,520	1,910
Charge-Offs:
Commercial	(2,142)	(569)	(2,727)	(397)	(151)
Real Estate	(2,299)	(7,617)	(10,005)	(5,735)	(486)
Consumer	(20)	(6)	(237)	(76)	(57)
Total	(4,461)	(8,192)	(12,969)	(6,208)	(694)
Recoveries:
Commercial	122	100	64	7	-
Real Estate	129	674	47	2	8
Consumer	1	2	3	-	4
Ending Balance	$9,944	$11,793	$12,359	$10,081	$5,760

Non-interest income. Non-interest income consists principally of service charges and fees, mortgage banking income, investment services income, increase in cash value of life insurance, and gain on sale of investments. Non-interest income was $19.7 million and $11.2 million in 2012 and 2011, respectively. Service charges increased 14.2% in 2012 to $1.1 million, primarily from an increase in non-customer ATM fees and from commercial services.

Mortgage banking income, which represents income earned from the origination and sale of residential mortgage loans, increased to $17.9 million in 2012 from $9.5 million in 2011 due to an increase in the profit margin on loan sales and a 57.2% increase in loan originations to $1.23 billion in 2012. The mortgage division originates residential mortgage loans through other banks and brokers in addition to retail loan officers, who are located in three loan production offices and in five of our banking offices, and sells the loans to investors. Most of the residential mortgage loans originated by the mortgage division are conforming conventional or government loans. Approximately 30% of the mortgage banking gross income recognized in 2012 and 2011 was generated by our retail mortgage loan officers. Netted against mortgage banking income are warranty claim provisions of $1.0 million in 2012 and $0.4 million in 2011. Warranty claim provisions provide a liability for future claims that might arise from borrower fraud that is later detected on loans we originated and sold or from underwriting errors we made on loans originated and sold. Warranty claim provisions increased in 2012 from 2011 due to the increase in originations and due to identification of potential new claims on pre-2010 originations. The liability to fund future warranty claims was $1.6 million and $0.8 million at December 31, 2012 and 2011, respectively. Five warranty claims totaling $0.2 million were paid in 2012 and nine claims totaling $0.6 million have been incurred since establishment of the mortgage division in 2007.

Other non-interest income included $0.4 million from the increase in cash value of life insurance and $0.3 million in investment services income in both 2012 and 2011. Gains on the sale of investments were $0.04 million in 2012 and $0.2 million in 2011.

Non-interest expenses. Non-interest expenses were $30.2 million in 2012 compared to $25.5 million in 2011, an increase of $4.7 million or 18.7%. The increase in expenses in 2012 was due primarily to expansion of the mortgage division which experienced a 57.2% increase in residential mortgage loan originations in 2012. The number of full-time equivalent total employees increased from 174 at December 31, 2011 to 208 at December 31, 2012.

Salaries and employee benefits increased $5.0 million, or 37.7%, to $18.1 million in 2012 from $13.1 million in 2011 for the following reasons:

·	$2.8 million in increased salaries and benefits in the mortgage division to support the substantial growth in 2012 of which $1.6 million of the increase represented additional variable incentive compensation related to additional mortgage loan origination volume or net income of the mortgage division.
·	$1.2 million in incentive compensation accrued in the commercial/retail bank related to attainment of specific EPS levels and specific attainment of goals and objectives during 2012. No such accrual was made in the previous three years due to non attainment of the EPS goal in 2009-2011.
·	$0.8 million in increased salaries and benefits in the commercial/retail bank for merit increases and for new employees in support of the expanded mortgage division.
·	$0.2 million increase in supplemental executive retirement benefit accruals related to lower interest rates used to compute plan accruals and due to continued service.

Foreclosed property expense includes other real estate owned expenses, impairments of other real estate owned, gain (loss) on the sale of other real estate owned, and net rental income from other real estate owned. Foreclosed property expense decreased $1.2 million, or 30.5%, to $2.7 million primarily due to a $1.0 million decline in impairments of other real estate owned to $1.5 million during 2012. While local unemployment declined in 2012, real estate values continue to be depressed which is evidenced by the impairments that continued in other real estate owned in 2012.

Professional fees include legal fees, audit and accounting fees, director fees, regulatory expense, consulting fees and other fees paid to professional organizations for specialized services. Professional fees increased 37.8% in 2012 to $1.3 million due primarily to increased director fees, compliance fees for the mortgage division, and loan related legal expenses. We use an outside vendor who provides our data processing, and outside data processing expense increased 11.9% in 2012 to $0.9 million due to increased volumes in our mortgage division. FDIC insurance decreased 17.2% to $0.9 million in 2012 due to a change in the computation of insurance premiums based on assets rather than deposits.

Income taxes. Income tax expense of $3.7 million, or 33.2% of income before income taxes in 2012, compared to $0.6 million, or 18.9% of income before income taxes in 2011. The more favorable tax rate in 2011 was primarily due to a higher percentage of non taxable income from municipal securities and from increase in cash value of life insurance to net income before income taxes and from fewer non-deductible expenses in 2011.

Financial condition. Total assets were $691.9 million at December 31, 2012, an increase of 2.8% from total assets of $673.3 million at December 31, 2011. Most categories of assets decreased or experienced small increases in 2012 except loans held for sale which increased 43.3% to $131.8 million at December 31, 2012 due to increased lending and slower processing of loans sold in the fourth quarter of 2012. The increase in loans held for sale at December 31, 2012 was funded by a decrease in interest-bearing deposits with banks and from overnight borrowings from the Federal Home Loan Bank of $13.0 million. These overnight borrowings were paid off in January 2013 and deposits with banks increased due to a decline in loans held for sale to $105.8 million at January 31, 2013. Deposits declined 1% in 2012 as we adjusted our pricing to match our asset funding needs which declined during most of 2012. We periodically utilize wholesale deposit sources such as broker deposits and deposits from other depository institutions on a limited basis to meet specific asset/liability management needs or to realize substantially lower funding costs. We had approximately $31.3 million and $29.7 million in deposits from other depository institutions and $18.8 million and $29.0 million of brokered deposits at December 31, 2012 and December 31, 2011, respectively. The decrease in these sources of deposits in 2012 was planned in an effort to better match our liquidity needs.

We experienced a decline in loans held for investment and interest-bearing deposits with banks which together funded much of the $39.8 million increase in loans held for sale at December 31, 2012 from December 31, 2011. Interest-bearing deposits with banks of $7.2 million primarily represent overnight deposits with the Federal Reserve and Federal Home Loan Bank and declined $0.5 million at December 31, 2012 from a year ago. These deposits averaged $37.4 million during 2012. Investment securities declined $0.5 million in 2012. Loans held for investment decreased $25.3 million, or 5.2%, to $461.7 million at December 31, 2012, due to loan pay-offs, loan charge-offs, and repossessions of assets from non-performing loans. Prior to 2010, we experienced double digit growth in loans held for investment, but commercial and construction loan demand weakened in 2010, 2011 and 2012 as a result of declining real estate prices and weak economic growth. We believe our targeted marketing efforts, experienced lenders, local decision making, and emphasis on personal relationships and superior customer service have been key drivers of our loan growth in prior years; however, our emphasis on stronger risk management practices and a weak economy limited growth in 2010, 2011 and 2012. Approximately 85.6% of our loans at December 31, 2012 were secured by some form of real estate. At December 31, 2012, loans secured by residential properties in the form of home equity lines and closed end loans comprised 25.0% of our loan portfolio while construction & development loans and commercial real estate loans comprised 14.0% and 46.6% of our loan portfolio, respectively. Another 13.3% of our loan portfolio were commercial and industrial loans with the balance in consumer and other loans.

Asset quality is a primary concern of our credit administration. A thorough credit analysis is made of most loans before origination. Experienced lenders and a credit administrator review the loans’ structure including terms, rate, collateral and repayment sources in addition to adherence to our lending policy. On an ongoing basis, a risk rating program and other credit administration tools are utilized to monitor loans and overall asset quality. Non-performing loans amounted to approximately $13.1 million, or 2.8% of loans outstanding, and $22.9 million, or 4.7% of loans outstanding, at December 31, 2012 and 2011, respectively. Our allowance for loan losses was 2.15% and 2.42% of loans outstanding at December 31, 2012 and 2011, respectively. Net loan charge-offs were 0.90% and 1.49% of average loans during 2012 and 2011, respectively.

Investment securities declined slightly to $42.2 million at December 31, 2012 from $42.6 million at December 31, 2011, a decrease of 0.8%. Our investment securities portfolio consists primarily of mortgage-backed securities issued by the U.S. government and government sponsored entities, municipal securities, and corporate securities. Approximately 99.5% of the investment securities at December 31, 2012 were classified as available-for-sale and were recorded at market value. Changes in market value are reflected as a separate component of stockholders’ equity. We do not engage in the practice of trading securities.

Other real estate owned which consists of foreclosed real estate declined $0.8 million, or 11.7% to $5.9 million at December 31, 2012 from $6.7 million at December 31, 2011. During 2012, other real estate owned increased $4.7 million from foreclosure and was reduced by sales of $4.2 million and by impairment charges of $1.2 million.

We opened for business in November 1996 and have not paid any cash dividends to our stockholders. Stock dividends were paid in 2007, 2005, 2004, 2001, and 2000. Certain reclassifications were made to common stock from other equity accounts to record the stock dividends.

Investment Portfolio. At December 31, 2012 and 2011, our investment portfolio comprised approximately 6.1% and 6.3% of total assets, respectively.

The following table summarizes the carrying value amounts of securities at the dates indicated. Available-for-sale securities are reported at estimated fair value and held to maturity securities are reported at amortized cost.

Analysis of Investment Securities

Amortized Cost and Market Values

	At December 31,
	2012		2011		2010
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	($ in thousands)
Available-for-Sale
US agency securities	$-	$-	$-	$-	$1,000	$1,011
Mortgage-backed securities	10,127	11,003	13,489	14,494	15,275	16,273
Municipal securities	16,938	18,347	16,531	17,767	19,685	19,271
Corporate securities	12,059	12,231	10,179	9,606	5,536	5,549
Unrestricted stock	266	455	266	341	533	681
	39,390	42,036	40,465	42,208	42,029	42,785

Held-to-Maturity
Mortgage-backed securities	211	225	392	420	563	596

Total	$39,601	$42,261	$40,857	$42,628	$42,592	$43,381

The following table presents maturities and weighted average yields of debt securities at the date indicated.

Analysis of Investment Securities

	At December 31, 2012
	Due One	One Year	Five Years	Due
	Year or	Through	Through	After		Market
	Less	Five Years	Ten Years	Ten Years	Total	Value
	($ in thousands)
Investment Securities
Mortgage-backed securities	$62	$806	$2,661	$6,809	$10,338	$11,228
Municipal securities	-	-	2,260	3,226	5,486	5,927
Tax-free municipal securities	-	-	2,098	9,354	11,452	12,420
Corporate securities	-	10,622	1,437	-	12,059	12,231
Total	$62	$11,428	$8,456	$19,389	$39,335	$41,806

Weighted Average Yields
Mortgage-backed securities	3.53%	5.53%	4.43%	3.50%	3.89%
Municipal securities	-	-	4.79%	3.92%	4.28%
Tax-free municipal securities	-	-	4.66%	5.76%	5.56%
Corporate securities	-	1.78%	2.48%	-	1.86%
	3.53%	2.04%	4.25%	4.66%	3.81%

Loan Portfolio. Our loan portfolio is concentrated in real estate loans. Construction and development loans, which carry more risk during recessions and periods of falling real estate prices, represented 14.0% of the loan portfolio. Commercial real estate loans, secured by nonfarm nonresidential and multifamily properties, represent 46.6% of the loan portfolio and have experienced higher levels of charge-offs in the past two years. There are no foreign loans. The following table presents, at the dates indicated, the composition of our loan portfolio by loan type:

Analysis of Loans

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Loans Secured by Real Estate:
Construction & development	$64,669	14.01%	$51,383	10.55%	$113,564	22.09%	$122,072	23.01%	$119,795	23.89%
Commercial real estate	215,258	46.61%	251,015	51.54%	198,985	38.71%	202,139	38.10%	199,018	39.69%
Home equity lines	66,523	14.41%	66,172	13.59%	63,312	12.32%	58,015	10.93%	44,191	8.81%
Residential real esate	48,857	10.58%	51,499	10.57%	56,993	11.09%	57,716	10.88%	54,861	10.94%
Total Loans Secured by Real Estate	395,307	85.61%	420,069	86.25%	432,854	84.21%	439,942	82.92%	417,865	83.33%

Commercial and industrial	61,251	13.27%	60,863	12.50%	72,956	14.19%	83,005	15.64%	77,345	15.43%
Consumer & other	5,170	1.12%	6,099	1.25%	8,219	1.60%	7,659	1.44%	6,214	1.24%

Total Loans Held for Investment	$461,728	100.00%	$487,031	100.00%	$514,029	100.00%	$530,606	100.00%	$501,424	100.00%

The table that follows shows the loan portfolio at December 31, 2012 by loan type, maturity and whether the interest rate is fixed or variable. Loans on non-accrual have been excluded.

Analysis of Certain Loan Maturities

As of December 31, 2012

	Real Estate		Commercial		Consumer & Other		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Due within one year:	$90,826	23.69%	$34,636	57.61%	$2,627	51.31%	$128,089	28.55%

Due after one year through five years:
Fixed Rate	89,550	23.36%	5,075	8.44%	1,080	21.09%	95,705	21.33%
Variable Rate	85,312	22.25%	11,101	18.46%	1,180	23.05%	97,593	21.75%
	174,862	45.61%	16,176	26.90%	2,260	44.14%	193,298	43.08%

Due after five years:
Fixed Rate	32,472	8.47%	7,929	13.19%	233	4.55%	40,634	9.06%
Variable Rate	85,256	22.23%	1,384	2.30%	-	0.00%	86,640	19.31%
	117,728	30.70%	9,313	15.49%	233	4.55%	127,274	28.37%

	$383,416	100.00%	$60,125	100.00%	$5,120	100.00%	$448,661	100.00%

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

Loans secured by real estate mortgages comprised 85.6% and 86.3% of our loan portfolio at December 31, 2012 and 2011, respectively. Residential real estate loans consist mainly of first and second mortgages on single-family homes. Loan-to-value ratios for these loans are generally limited to 90% for second mortgages and 85% for first mortgages, unless private mortgage insurance is obtained. Commercial real estate loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and commercial real estate loans is dependent primarily on the income and cash flows of the borrowers with the real estate serving as a secondary source of repayment. Real estate construction loans generally consist of financing of commercial real estate projects and some one-to-four family dwellings. Usually the loan-to-cost ratios are limited to 80%, and permanent financing commitments are generally required prior to advancing loan proceeds.

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

Our allowance for loan losses is composed of two parts, a specific portion related to impaired loans and a general section related to loans that are not impaired. Loans are impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms will not be collected. Our impaired loans decreased to $28.1 million at December 31, 2012 from $45.5 million at December 31, 2011, primarily because non-performing loans declined $9.8 million to $13.1 million at December 31, 2012 and because accruing troubled debt restructurings declined $4.7 million to $13.8 million at December 31, 2012. The quality of our loan portfolio improved in 2012 due to our dual focus of disposing of problem loans and more careful underwriting of new loans. The specific portion of our allowance for loan losses, which relates to impaired loans, decreased to $1.8 million at December 31, 2012 from $2.7 million at December 31, 2011. The general allowance, the difference between our allowance for loan losses and the specific portion of the allowance for loan losses, decreased to $8.2 million at December 31, 2012 from $9.1 million at December 31, 2011. These allowances apply to non-impaired loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.20% on multifamily loans to 4.04% on construction and development loans, to categories of performing loans at each period end. We changed from using the latest eight quarters in 2011 to the latest twelve quarters in 2012 to determine the estimated loss ratios inherent in the loan portfolio because we believe the longer period is more representative of expected losses. The change in 2012 to using a longer look back period to determine the estimated loss ratios resulted in a higher allowance for loan losses in 2012 than would have been computed using the older methodology since 52.6% of the net loan charge-offs during the past three years occurred in 2010, the year that would have been eliminated under the prior methodology.

The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as delinquency trends, net loan charge-offs in the current period compared to historical loan charge-offs, the current level of nonperforming loans compared to historical levels, changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of our general section of the allowance decreased to $1.2 million at December 31, 2012 from $1.6 million at December 31, 2011, primarily due to positive delinquency trends, lower loan charge-offs, and lower levels of nonaccrual loans in the construction and development loan portfolio.

The following table presents the allocation of the allowance for loan losses at the dates indicated, compared with the percent of loans in the applicable categories of total loans.

	At December 31,
	2012		2011		2010		2009		2008
		% Loans		% Loans		% Loans		% Loans		% Loans
		in Each		in Each		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	($ in thousands)
Balance at end of period applicable to:

Real Estate Loans
Construction & development	$2,349	14.01%	$2,948	10.55%	$4,478	22.09%	$2,993	23.01%	$1,299	23.89%
Commercial real estate	4,068	46.61%	3,690	51.54%	3,364	38.71%	2,961	38.10%	2,217	39.69%
Home equity lines of credit	609	14.41%	1,126	13.59%	818	12.32%	903	10.93%	226	8.81%
Residential real estate	863	10.58%	994	10.57%	846	11.09%	856	10.88%	635	10.94%
	7,889	85.61%	8,758	86.25%	9,506	84.21%	7,713	82.92%	4,377	83.33%
Commercial and Consumer Loans
Commercial & industrial	1,885	13.27%	2,985	12.50%	2,746	14.19%	2,025	15.64%	932	15.43%
Consumer and other	133	1.12%	46	1.25%	79	1.60%	333	1.44%	155	1.24%

Unallocated	37		4		28		10		296

Total	$9,944	100.00%	$11,793	100.00%	$12,359	100.00%	$10,081	100.00%	$5,760	100.00%

Nonperforming loans. When a loan is past due 90 days as to interest or principal or there is serious doubt as to collectability, the accrual of interest is generally discontinued unless the estimated fair value of the collateral is sufficient to assure the collection of the principal balance and accrued interest. A non-accrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. The following table sets forth information on non-accrual loans, restructured loans, total nonperforming loans, and nonperforming assets at the dates indicated:

Nonperforming Assets

	At December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Nonperforming restructured loans	$7,443	$9,060	$356	$-	$-
Other nonaccrual loans	5,624	13,855	27,357	14,163	5,656
Total nonperforming loans	13,067	22,915	27,713	14,163	5,656
Real estate owned	5,940	6,728	9,848	12,546	728
Other repossessed assets	-	-	15	1,418	-
Total nonperforming assets	$19,007	$29,643	$37,576	$28,127	$6,384

Accruing loans past due 90 days or more	$33	$-	$2,326	$-	$-
Performing restructured loans	13,822	18,502	4,972	-	-
Allowance for loan losses	9,944	11,793	12,359	10,081	5,760
Nonperforming loans to period end loans held for investment	2.83%	4.71%	5.39%	2.67%	1.13%
Allowance for loan losses to nonperforming loans	76.10%	51.46%	44.60%	71.18%	101.84%
Nonperforming assets to total assets	2.75%	4.40%	5.55%	4.04%	1.04%

Nonperforming assets decreased in 2012 from 2011 but are still elevated due to the decline in economic conditions in our lending markets over the past several years. Construction and land development loans were particularly affected by the economic downturn as demand for new housing or developed property declined from prior years. Our construction and land development loans had the highest level of charge-offs in 2011 and 2010, but charge-offs in this area declined sharply in 2012 and the quality of the portfolio improved materially in 2012 as evidenced by the declining level of impaired loans as noted in the tables below and from improvement in internal loan grades as shown in Note 3 to the consolidated financial statements. During 2012, we decreased our restructuring of loans to borrowers experiencing financial difficulty as new troubled debt restructurings, post-modification, declined to $2.3 million in 2012 from $26.4 million in 2011. Performing restructured loans also decreased to $13.8 million at December 31, 2012 from $18.5 million at December 31, 2011. The following table gives expanded disclosure of our loans outstanding and impaired loans by loan type along with specific loan loss allowances at December 31, 2012 and December 31, 2011, and net loan charge-offs in 2012 and 2011.

	At December 31, 2012
			Impaired Loans		Year to Date
	Loans Outstanding			Specific Loan	Net Loan
	Balances	Percent	Balances	Loss Allowances	Charge-offs
	(Dollars in thousands)
Real Estate Loans:
Construction & development	$64,669	14.01%	$1,942	$-	$149
Commercial real estate	215,258	46.62%	19,724	1,309	1,214
Home equity lines	66,523	14.41%	778	187	319
Residential real estate	48,857	10.58%	4,416	134	488
Total real estate	395,307	85.61%	26,860	1,630	2,170
Commercial and industrial	61,251	13.27%	1,198	95	2,020
Consumer & other	5,170	1.12%	52	50	19
Total loans held for investment	$461,728	100.00%	$28,110	$1,775	$4,209

	At December 31, 2011
			Impaired Loans		Year to Date
	Loans Outstanding			Specific Loan	Net Loan
	Balances	Percent	Balances	Loss Allowances	Charge-offs
	(Dollars in thousands)
Real Estate Loans:
Construction & development	$51,383	10.55%	$4,606	$23	$4,970
Commercial real estate	251,015	51.54%	27,183	595	835
Home equity lines	66,172	13.59%	1,858	556	390
Residential real estate	51,499	10.57%	5,978	165	748
Total real estate	420,069	86.25%	39,625	1,339	6,943
Commercial and industrial	60,863	12.50%	5,868	1,398	469
Consumer & other	6,099	1.25%	10	-	4
Total loans held for investment	$487,031	100.00%	$45,503	$2,737	$7,416

Deposits. The maturity distribution of time deposits of $100,000 or more at December 31, 2012, 2011 and 2010 is presented below. Such deposits may be more volatile and interest rate sensitive than other deposits. Our deposit focus in 2012 centered on increasing lower cost demand accounts and lowering the pricing on time deposits to improve our net interest income which resulted in a decline in time deposits.

Certificates of Deposit in Amounts of $100,000 or More

	At December 31,
Remaining maturity:	2012	2011	2010
	(in thousands)
Three months or less	$7,103	$17,737	$45,378
Over three through six months	19,151	55,542	22,979
Over six through twelve months	24,703	26,292	24,398
Over twelve months	51,340	21,454	39,792
	$102,297	$121,025	$132,547

Interest rate sensitivity. Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Prior to 2010, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2010, we set our Carolina Bank prime at 4.50% when the Wall Street Journal Prime declined to 3.25% with the expectation that the Carolina Bank prime would not rise again until the Wall Street Journal Prime exceeded 4.50%. Approximately 47.3% of our loans held for investment, or $218.3 million at December 31, 2012, adjust with the Carolina Bank prime. We also implemented floors on a number of our variable rate loans which improves our loan yields in a low interest rate environment. Our net yield on average interest-earning assets decreased slightly to 3.89% in 2012 from 3.92% in 2011 because of a change in asset mix from loans held for investment which have a higher yield to interest-bearing deposits in banks and loans held for sale which have lower yields. Our simulation analysis indicates that our net interest margin will decline approximately 4.5% in one year, if interest rates immediately rise 1% and will not increase above current projected levels until interest rates rise between 2% and 3%. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is the major reason for the potential decline in net interest income as the Wall Street Journal Prime increases.

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

	Repricing Schedule as of December 31, 2012
			More than
	0-90	91-365	1 Year to	Over
	Days	Days	3 Years	3 Years	Total
	(Dollars in Thousands)
Interest-earning assets
Interest-bearing deposits	$7,186	$-	$-	$-	$7,186
Investment securities	13,223	1,608	1,281	25,680	41,792
Loans held for sale	131,762	-	-	-	131,762
Loans	84,403	76,193	87,224	200,841	448,661
Total	236,574	77,801	88,505	226,521	629,401

Interest-bearing liabilities
Savings, NOW and money market	343,740	-	-	-	343,740
Time Deposits	17,088	69,218	65,888	21,959	174,153
Federal Home Loan Bank advances	13,024	73	204	2,681	15,982
Securities sold under agreements to repurchase	1,950	-	-	-	1,950
Subordinated debentures	19,563	-	-	-	19,563
Total	395,365	69,291	66,092	24,640	555,388

Interest sensitive gap	$(158,791)	$8,510	$22,413	$201,881	$74,013

Cumulative gap	$(158,791)	$(150,281)	$(127,868)	$74,013	$74,013

Ratio of interest-sensitive assets to interest-sensitive liabilities	59.84%	112.28%	133.91%	919.32%	113.33%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	59.84%	67.66%	75.91%	113.33%	113.33%

Return on equity and assets. The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), cash dividend payout ratio (cash dividends declared divided by net income), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

	For the Years
	Ended December 31,
	2012	2011	2010

Return on Average Assets	1.12%	0.36%	-0.34%
Return on Average Stockholders' Equity	14.98%	5.29%	-5.14%
Dividend Payout Ratio	-	-	-
Average Stockholders' Equity as a Percentage of Average Assets	7.46%	6.78%	6.69%

Capital resources. Carolina Bank Holdings, Inc. and Carolina Bank are subject to various regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain minimum ratios of capital to risk-weighted assets and average total assets. Carolina Bank Holdings, Inc. and Carolina Bank exceeded all minimum published capital requirements, and Carolina Bank met the requirements to be categorized as “well capitalized” at December 31, 2012 and 2011. The capital ratios for Carolina Bank Holdings consolidated and Carolina Bank are detailed in note 10 to the consolidated financial statements. Included in the regulatory capital of Carolina Bank Holdings, Inc. and Subsidiary is $10.0 million in junior subordinated debentures (“trust preferred securities”) which has been primarily reinvested in the Bank. These trust preferred securities qualify as Tier 1 capital under current regulatory guidelines; however, the Federal Reserve has proposed legislation to phase out Tier 1 capital treatment for trust preferred securities along with a number of other proposals which would likely increase capital requirements including a common equity requirement. Future capital requirements are currently uncertain until new capital regulations are finalized. Carolina Bank issued $9.3 million in junior subordinated debentures in 2008 which is included in the regulatory capital of the Bank and the consolidated capital of Carolina Bank Holdings, Inc and Subsidiary as Tier 2 capital. These junior subordinated debentures lose 20% of their capital status per year over a five year period beginning in September 2013. On January 9, 2009 we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase Program to help support future growth. The preferred stock is included in the consolidated capital of Carolina Bank Holdings, Inc. and Subsidiary, and $13 million of this capital, which was reinvested in Carolina Bank, is included in the Bank’s capital. Carolina Bank has an internal goal to use its best efforts to maintain Tier 1 capital to average assets above 8% as long as the ratio of classified assets to capital is above 50%, and Carolina Bank has exceeded the goal during all of 2012 with Tier 1 Capital to average assets at 9.23% at December 31, 2012. Carolina Bank Holdings, Inc. paid all interest payments on its trust preferred securities but deferred dividend payments on its preferred stock during 2012. The deferred preferred stock dividend payments were paid current in January 2013 when regulatory approval was no longer required for such payments. No common stock dividends are anticipated in the near future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Carolina Bank Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Carolina Bank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Bank Holdings, Inc. and Subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, PLLC

Charlotte, North Carolina

March 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Carolina Bank Holdings, Inc. and Subsidiary

Greensboro, North Carolina

We have audited the accompanying consolidated balance sheet of Carolina Bank Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Bank Holdings, Inc. and subsidiary as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 22, 2012

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2012 and 2011

	December 31,
	2012	2011
	(in thousands, except share data)
Assets
Cash and due from banks	$7,913	$5,664
Interest-bearing deposits with banks	7,186	7,647
Securities available-for-sale, at fair value	42,036	42,208
Securities held-to-maturity	211	392
Loans held for sale	131,762	91,955
Loans	461,728	487,031
Less allowance for loan losses	(9,944)	(11,793)
Net loans	451,784	475,238
Premises and equipment, net	17,732	17,442
Other real estate owned	5,940	6,728
Bank-owned life insurance	10,765	10,385
Other assets	16,539	15,666
Total assets	$691,868	$673,325

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$73,032	$57,475
NOW, money market and savings	343,740	324,449
Time	174,153	214,715
Total deposits	590,925	596,639

Advances from the Federal Home Loan Bank	15,982	3,075
Securities sold under agreements to repurchase	1,950	1,536
Subordinated debentures	19,563	19,489
Other liabilities and accrued expenses	9,586	6,028
Total liabilities	638,006	626,767

Commitments and contingencies - Note 11
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares;
issued and outstanding 16,000 shares	15,573	15,177
Common stock, $1 par value; authorized 20,000,000 shares;
issued and outstanding 3,387,045	3,387	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,906	15,870
Retained earnings	15,408	9,132
Stock in directors' rabbi trust	(1,050)	(875)
Directors' deferred fees obligation	1,050	875
Accumulated other comprehensive income	1,747	1,151
Total stockholders’ equity	53,862	46,558
Total liabilities and stockholders’ equity	$691,868	$673,325

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended December 31, 2012 and 2011

	2012	2011
	(in thousands, except per share data)
Interest income
Loans	$27,703	$28,743
Investment securities, taxable	1,195	1,419
Investment securities, non taxable	402	551
Interest from deposits in banks	93	77
Total interest income	29,393	30,790

Interest expense
NOW, money market, savings	1,835	2,526
Time deposits	2,569	3,411
Other borrowed funds	802	758
Total interest expense	5,206	6,695

Net interest income	24,187	24,095
Provision for loan losses	2,360	6,850
Net interest income after provision for loan losses	21,827	17,245
Non-interest income
Service charges	1,126	986
Mortgage banking income	17,910	9,488
Gain on sale of investment securities available-for-sale	37	239
Other	577	469
Total non-interest income	19,650	11,182

Non-interest expense
Salaries and benefits	18,085	13,129
Occupancy and equipment	2,693	2,519
Foreclosed property expense	2,663	3,830
Professional fees	1,280	929
Outside data processing	887	793
FDIC insurance	850	1,026
Advertising and promotion	797	731
Stationery, printing and supplies	640	614
Other	2,348	1,902
Total non-interest expense	30,243	25,473

Income before income taxes	11,234	2,954
Income tax expense	3,732	557
Net income	7,502	2,397
Dividends and accretion on preferred stock	1,226	1,174
Net income available to common stockholders	$6,276	$1,223
Net income per common share
Basic	$1.85	$0.36
Diluted	$1.85	$0.36

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2012 and 2011

	2012	2011
	(in thousands)

Net income	$7,502	$2,397

Other comprehensive income:
Investment securities available-for-sale:
Unrealized holding gains	939	1,227
Tax effect	(319)	(417)
Reclassification of gains recognized in net income	(37)	(239)
Tax effect	13	81
	596	652

Comprehensive income	$8,098	$3,049

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2012 and 2011

						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2010	$14,811	$3,387	$1,841	$15,834	$7,910	$(718)	$718	$499	$44,282

Net income	-	-	-	-	2,397	-	-	-	2,397
Other comprehensive income, net of tax	-	-	-	-	-	-	-	652	652
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(157)	157	-	-
Stock options expensed	-	-	-	36	-	-	-	-	36
Accretion of preferred stock discount	366	-	-	-	(366)	-	-	-	-
Preferred stock dividends declared	-	-	-	-	(809)	-	-	-	(809)

Balance, December 31, 2011	15,177	3,387	1,841	15,870	9,132	(875)	875	1,151	46,558

Net income	-	-	-	-	7,502	-	-	-	7,502
Other comprehensive income, net of tax	-	-	-	-	-	-	-	596	596
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(175)	175	-	-
Stock options expensed	-	-	-	36	-	-	-	-	36
Accretion of preferred stock discount	396	-	-	-	(396)	-	-	-	-
Preferred stock dividends declared	-	-	-	-	(830)	-	-	-	(830)

Balance, December 31, 2012	$15,573	$3,387	$1,841	$15,906	$15,408	$(1,050)	$1,050	$1,747	$53,862

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011

	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$7,502	$2,397
Adjustments to reconcile net income to net cash used for operating activities
Provision for loan losses	2,360	6,850
Depreciation	881	908
Increase in cash surrender value of bank-owned life insurance	(380)	(382)
Stock-based compensation expense	36	36
Deferred income tax (benefit)	41	(930)
Accretion, net	(64)	(16)
Amortization of subordinated debt discount	74	75
Increase in fair value of loans held for sale	(522)	(281)
Loss on sale of other real estate owned	202	316
Gain on sale of investments	(37)	(239)
Gain on sale of loans held for sale	(18,363)	(9,743)
Impairment of other real estate owned	1,466	2,442
Proceeds from sale of loans held for sale	1,213,572	755,014
Originations of loans held for sale	(1,234,494)	(782,984)
Loss on sale of premises and equipment	8	107
(Increase) decrease in other assets	(1,221)	1,336
Increase in other liabilities and accrued expenses	3,143	781
Net cash used for operating activities	(25,796)	(24,313)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(5,378)	(19,686)
Maturities and calls of securities available-for-sale	3,164	5,113
Repayments from mortgage-backed securities available-for-sale	3,390	6,675
Repayments from mortgage-backed securities held-to-maturity	181	168
Net decrease in loans	16,377	14,091
Proceeds from sales of investment securities	-	9,722
Improvements to other real estate owned	(177)	(123)
(Purchases) less sales of premises and equipment	(1,179)	165
Proceeds from sales of other real estate owned	4,014	5,990
Net cash provided by investing activities	20,392	22,115

Cash flows from financing activities
Net decrease in deposits	(5,714)	(7,928)
Net increase (decrease) in Federal Home Loan Advances	12,907	(90)
Increase in securities sold under agreements to repurchase	414	1,104
Dividends paid	(415)	(403)
Net cash provided by (used for) financing activities	7,192	(7,317)

Net increase (decrease) in cash and cash equivalents	1,788	(9,515)
Cash and cash equivalents at beginning of period	13,311	22,826
Cash and cash equivalents at end of period	$15,099	$13,311

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$5,486	$6,818
Cash paid during the year for income taxes	$4,190	$1,265
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$4,717	$5,419
Dividends declared but not paid	$820	$406
Accretion of preferred stock discount	$396	$366
Change in unrealized gains on securities available-for-sale, net of tax	$596	$652

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth counties of North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has four locations in Greensboro and an office in Asheboro, Burlington, High Point and Winston-Salem. All banking offices are in the Piedmont Triad region of North Carolina. A wholesale mortgage division is located at the Greensboro corporate headquarters, and mortgage loan production offices are located in Burlington, Hillsborough, and Raleigh.

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

December 31, 2012 and 2011

Note 1 - Summary of significant accounting policies (continued)

(c)	Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified at acquisition into one of three categories and accounted for as follows:

·	securities held-to-maturity - reported at amortized cost,
·	trading securities - reported at fair value with unrealized gains and losses included in earnings, or;
·	securities available-for-sale - reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect).

The Company does not engage in any securities trading activities. Gains and losses on sales of securities are recognized on a specific identification basis. Purchases and sales of investments are recorded on a trade-date basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method. An investment in the Federal Home Loan Bank of $1,729,000 and $1,786,000 at December 31, 2012 and 2011, respectively, is included in other assets and represents restricted stock which is carried at cost and is required for advances or borrowings. An investment in Pacific Coast Bankers’ Bancshares of $102,000 at December 31, 2012 and 2011 is included in other assets and carried at cost.

(d)	Loans held for sale and hedging activities

Loans held for sale represent residential real estate loans originated by the mortgage division, which was formed in 2007. Generally, optional commitments to sell these loans are made shortly after origination commitments are entered into with borrowers. The Company opted to account for loans held for sale at fair value which is measured based on what secondary markets are currently offering for portfolios with similar characteristics. The Company also sells mortgage-backed securities on a forward basis to hedge some of its origination commitments to borrowers. Forward sale mortgage backed securities and the value of the estimated loan commitments that are hedged are also accounted for at fair value. Assumptions related to the closing ratio of loan commitments and the projected profit from loan sales are used to estimate the fair value of hedged loan commitments. These estimates of fair value vary based on the level of interest rates and demand for residential mortgage loans.

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 - Summary of significant accounting policies (continued)

The Company uses the allowance method in providing for loan losses. The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risks of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquencies, loss trends, and other factors. Management believes that the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used. The Company changed its allowance methodology during 2012 to more accurately reflect the estimated loss ratios inherent in the loan portfolio by increasing the look back period for computing historical losses to the most recent three years from the most recent two years, adjusted for certain subjective factors. Net loan charge-offs, which are loan charge-offs less recoveries, are the basis for computing loan loss trends, and the Company generally records charge-offs on non-performing real estate loans when new appraisals are obtained rather than waiting until collection efforts had been exhausted. Net loan charge-offs for 2012, 2011, and 2010 were $4,209,000, $7,416,000, and $12,855,000, respectively.

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

December 31, 2012 and 2011

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

(j)	Income per common share

Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the dilutive effects of stock options.

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

December 31, 2012 and 2011

Note 1 - Summary of significant accounting policies (continued)

The Company adopted Accounting for Stock-Based Compensation in 2006 under the modified prospective application method. The fair value of options granted in 2007 under the Employee Plans was $178,000, of which $36,000 was expensed in both 2012 and 2011. As of December 31, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation.

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

Following is a summary of stock options outstanding under both plans, adjusted for the stock splits that have occurred in prior years:

	Director Plan			Employee Plan
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value
	Shares	Price	($000s)	Shares	Price	($000s)
Balance at January 1, 2011	11,390	$4.73	$-	176,005	$9.24	$-
Issued	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(11,390)	4.73	-	(13,040)	5.78	-
Balance at December 31, 2011	-	$-	$-	162,965	$9.52	$-
Issued	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	(6,384)	6.71	-
Balance at December 31, 2012	-	$-	$-	156,581	$9.63	$-

Exercisable at December 31, 2012	-	$-	$-	156,581	$9.63	$-

All options under the Director plan expired in 2011. At December 31, 2012, all options under the Employee Plan were exercisable at a weighted average exercise price of $9.63. The range of exercise prices at December 31, 2012 for the Employee Plans was $7.73 - $11.65. The weighted average remaining contractual term for the Employee Plans was 29 months.

The aggregate intrinsic value of all stock options and of exercisable options at December 31, 2012 was $0 for all Plans.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 - Summary of significant accounting policies (continued)

(l)	Reclassification

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

(m)	Advertising

Advertising costs are expensed as incurred.

(n)	Operating segments

ASC 280, “Segment Reporting”, provides guidance on the reporting and disclosure of information about operating segments. The Company is considered to have three principal business segments in 2012 and 2011, the Commercial/Retail bank, the Mortgage division, and the holding company. The Mortgage division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. The Mortgage Division added a retail mortgage loan production office in July 2010 and another two retail mortgage loan production offices in 2012. Retail mortgage loan officers are also located in five of eight full service bank offices. Financial performance for 2012 and 2011 and selected balance sheet information at December 31, 2012 and 2011 for each segment is shown in Note 16.

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

(p)	Impact of recently adopted accounting standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Update amended the existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The Company implemented this guidance in 2011 which resulted in expanded narrative and tabular disclosures surrounding TDRs in the Company’s consolidated financial statements, as reflected in Note 3.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Update amends existing guidance by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012. The adoption of this guidance has resulted in expanded narrative and tabular disclosures regarding fair value measurements in the Company’s consolidated financial statements, as reflected in Note 14.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The amendments eliminate the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and require that changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company implemented this guidance in the period ended December 31, 2011; the adoption of these amendments affected the presentation of the Company’s consolidated financial statements, but did not change the items that are reported in other comprehensive income. In December 2011, the FASB further amended this topic with ASU No. 2011-12 to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In February 2013, the FASB issued ASU No. 2013-02 to address the reporting of amounts reclassified out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 - Summary of significant accounting policies (continued)

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The Update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB further amended this topic via ASU No. 2013-01 to clarify that the Update only applies to certain derivatives accounted for in accordance with the Derivatives and Hedging topic of the ASC, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to December 31, 2012. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 2 – Securities

A summary of the amortized cost and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
December 31, 2012

Available-for-sale
Municipal securities	$16,938	$1,414	$5	$18,347
FNMA, FHLMC, and GNMA mortgage-backed securities	10,127	876	-	11,003
Corporate securities	12,059	264	92	12,231
Unrestricted stock	266	189	-	455
	$39,390	$2,743	$97	$42,036

Held-to-maturity
FNMA and GNMA mortgage-backed securities	211	14	-	225
	$211	$14	$-	$225

December 31, 2011

Available-for-sale
Municipal securities	$16,531	$1,236	$-	$17,767
FNMA, FHLMC, and GNMA mortgage-backed securities	13,489	1,005	-	14,494
Corporate securities	10,179	15	588	9,606
Unrestricted stock	266	75	-	341
	$40,465	$2,331	$588	$42,208

Held-to-maturity
FNMA and GNMA mortgage-backed securities	392	28	-	420
	$392	$28	$-	$420

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 2 – Securities (continued)

The scheduled maturities of debt securities available-for-sale and held-to-maturity at December 31, 2012 were as follows:

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(in thousands)
Due in one year or less	$-	$-	$-	$-
Due from one to five years	10,622	10,819	-	-
Due from five to ten years	5,795	6,297	-	-
Over ten years	12,580	13,462	-	-
Mortgage-backed securities	10,127	11,003	211	225
	$39,124	$41,581	$211	$225

Municipal securities and unrestricted stock were sold during 2012 and 2011 for gains totaling $37,000 and $239,000, respectively.

At December 31, 2012, securities with a carrying value of approximately $4,805,000 were pledged to secure retail repurchase agreements and certain deposits.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At December 31, 2012, three corporate debt securities with $2,378,000 in fair value and one municipal security with $598,000 in fair value had total unrealized losses of $92,000 and $5,000, respectively. One corporate debt security issued by a North Carolina Community Bank with assets of $711.7 million and a Tier 1 leverage ratio of 7.91% at December 31, 2012 represented $87,000 of the unrealized losses. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 2 – Securities (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months			12 Months or Greater		Total
	Number		Gross		Gross	Number		Gross
	of	Fair	Unrealized	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
December 31, 2012:
Municipal securities	1	$598	$5	$-	$-	1	$598	$5
Corporate securities	3	2,378	92	-	-	3	2,378	92
Total	4	$2,976	$97	$-	$-	4	$2,976	$97

December 31, 2011:
Corporate securities	6	$8,142	$588	$-	$-	6	$8,142	$588
Total	6	$8,142	$588	$-	$-	6	$8,142	$588

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

December 31, 2012 and 2011

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

Loans at December 31, 2012 and 2011 were as follows:

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

	2012	2011
	( in thousands)
Real Estate Loans:
Construction & development	$64,669	$51,383
Commercial real estate	215,262	251,057
Home equity lines	66,523	66,172
Residential real estate	48,857	51,499
Total real estate loans	395,311	420,111
Commercial & industrial	61,251	60,863
Consumer & other	5,170	6,099
Total loans	461,732	487,073
Less:
Deferred loan fees (costs)	4	42
Allowance for loan losses	9,944	11,793

	$451,784	$475,238

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 3 - Loans and allowance for loan losses (continued)

The activity in the allowance for loan losses for 2012 and 2011 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2012
Beginning of year balance	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Provision for loan losses	(450)	1,592	(198)	357	920	106	33	2,360
Charge-offs	(159)	(1,318)	(324)	(498)	(2,142)	(20)	-	(4,461)
Recoveries	10	104	5	10	122	1	-	252
Balance at December 31,	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
2011
Beginning of year balance	$4,478	$3,364	$818	$846	$2,746	$79	$28	$12,359
Provision for loan losses	3,440	1,161	698	896	708	(29)	(24)	6,850
Charge-offs	(5,137)	(1,319)	(405)	(756)	(569)	(6)	-	(8,192)
Recoveries	167	484	15	8	100	2	-	776
Balance at December 31,	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793

Balances at December 31, 2012
Allowance for loan losses:
Balance at December 31,	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Ending balance individually evaluated for impairment	$-	$1,309	$187	$134	$95	$50	$-	$1,775
Ending balance collectively evaluated for impairment	$2,349	$2,759	$422	$729	$1,790	$83	$37	$8,169
Loans Outstanding:
Balance at December 31,	$64,669	$215,258	$66,523	$48,857	$61,251	$5,170	$-	$461,728
Ending balance individually evaluated for impairment	$1,942	$19,724	$778	$4,416	$1,198	$52	$-	$28,110
Ending balance collectively evaluated for impairment	$62,727	$195,534	$65,745	$44,441	$60,053	$5,118	$-	$433,618

Balances at December 31, 2011
Allowance for loan losses:
Balance at December 31,	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Ending balance individually evaluated for impairment	$23	$595	$556	$165	$1,398	$-	$-	$2,737
Ending balance collectively evaluated for impairment	$2,925	$3,095	$570	$829	$1,587	$46	$4	$9,056
Loans Outstanding:
Balance at December 31,	$51,383	$251,015	$66,172	$51,499	$60,863	$6,099	$-	$487,031
Ending balance individually evaluated for impairment	$4,606	$27,183	$1,858	$5,978	$5,868	$10	$-	$45,503
Ending balance collectively evaluated for impairment	$46,777	$223,832	$64,314	$45,521	$54,995	$6,089	$-	$441,528

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 3 - Loans and allowance for loan losses (continued)

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At December 31, 2012
Real Estate Loans:
Construction & development	$-	$-	$1,778	$1,778	$62,891	$64,669	$-
Commercial real estate	-	-	7,908	7,908	207,350	215,258	-
Home equity lines	27	-	654	681	65,842	66,523	-
Residential real estate	665	-	1,584	2,249	46,608	48,857	33
Total real estate	692	-	11,924	12,616	382,691	395,307	33
Commercial & industrial	67	-	1,126	1,193	60,058	61,251	-
Consumer & other	1	-	50	51	5,119	5,170	-
Total loans	$760	$-	$13,100	$13,860	$447,868	$461,728	$33

At December 31, 2011
Real Estate Loans:
Construction & development	$-	$-	$4,265	$4,265	$47,118	$51,383	$-
Commercial real estate	-	-	12,513	12,513	238,502	251,015	-
Home equity lines	300	-	791	1,091	65,081	66,172	-
Residential real estate	369	3	3,770	4,142	47,357	51,499	-
Total real estate	669	3	21,339	22,011	398,058	420,069	-
Commercial & industrial	-	-	1,572	1,572	59,291	60,863	-
Consumer & other	-	-	4	4	6,095	6,099	-
Total loans	$669	$3	$22,915	$23,587	$463,444	$487,031	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At December 31, 2012 and 2011, the total recorded investment in impaired loans amounted to approximately $28,110,000 and $45,503,000, respectively. Of these impaired loans, $13,067,000 and $22,915,000 were on non-accrual at December 31, 2012 and 2011, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 3 - Loans and allowance for loan losses (continued)

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of year			For Year Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
December 31, 2012
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,942	$2,074	$-	$2,114	$53
Commercial real estate	16,547	18,009	-	18,335	785
Home equity lines	414	608	-	608	17
Residential real estate	3,800	4,111	-	4,151	155
Total real estate	22,703	24,802	-	25,208	1,010
Commercial & industrial	1,103	1,697	-	2,170	42
Consumer & other	2	2	-	4	-
Total loans	23,808	26,501	-	27,382	1,052
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	3,177	3,180	1,309	3,181	177
Home equity lines	364	395	187	395	16
Residential real estate	616	631	134	656	38
Total real estate	4,157	4,206	1,630	4,232	231
Commercial & industrial	95	104	95	118	7
Consumer & other	50	50	50	50	3
Total loans	4,302	4,360	1,775	4,400	241
Total impaired loans	$28,110	$30,861	$1,775	$31,782	$1,293
December 31, 2011
With no related allowance recorded
Real Estate Loans:
Construction & development	$4,479	$5,473	$-	$5,352	$81
Commercial real estate	22,967	23,551	-	23,297	846
Home equity lines	533	555	-	542	20
Residential real estate	4,929	5,448	-	5,727	173
Total real estate	32,908	35,027	-	34,918	1,120
Commercial & industrial	2,186	2,200	-	2,273	77
Consumer & other	10	11	-	13	1
Total loans	35,104	37,238	-	37,204	1,198
With an allowance recorded
Real Estate Loans:
Construction & development	127	127	23	222	2
Commercial real estate	4,216	4,226	595	4,339	246
Home equity lines	1,325	1,336	556	1,319	77
Residential real estate	1,049	1,057	165	1,070	61
Total real estate	6,717	6,746	1,339	6,950	386
Commercial & industrial	3,682	3,691	1,398	3,789	191
Consumer & other	-	-	-	-	-
Total loans	10,399	10,437	2,737	10,739	577
Total impaired loans	$45,503	$47,675	$2,737	$47,943	$1,775

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 3 - Loans and allowance for loan losses (continued)

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

·	Pass - Acceptable loans
·	Special Mention - Loans with potential identified weaknesses in administration or servicing.
·	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at December 31, 2012 and December 31, 2011
	Construction &		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2012	2011	2012	2011	2012	2011
	(in thousands)
Pass	$60,928	$36,968	$182,314	$210,356	$64,042	$64,561
Special Mention	-	1,083	8,641	9,099	588	214
Criticized	3,741	13,332	24,303	31,560	1,893	1,397
TOTAL	$64,669	$51,383	$215,258	$251,015	$66,523	$66,172

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2012	2011	2012	2011	2012	2011
	(in thousands)
Pass	$43,042	$41,664	$58,454	$54,947	$5,101	$6,064
Special Mention	391	802	400	646	7	25
Criticized	5,424	9,033	2,397	5,270	62	10
TOTAL	$48,857	$51,499	$61,251	$60,863	$5,170	$6,099

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 3 - Loans and allowance for loan losses (continued)

The following is a summary of non-accrual loans at December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
	(in thousands)
Real Estate Loans:
Construction & development	$1,778	$4,265
Commercial real estate	7,908	12,513
Home equity lines	654	791
Residential real estate	1,551	3,770
Total real estate	11,891	21,339
Commercial & industrial	1,126	1,572
Consumer & other	50	4
Total loans	$13,067	$22,915

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

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

·	Rate Modification - A modification in which the interest rate is changed.

·	Term Modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.

·	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

·	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

·	Combination Modification – Any other type of modification, including the use of multiple categories above.

Available commitments for troubled debt restructurings outstanding as of December 31, 2012 totaled $420,000.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 3 - Loans and allowance for loan losses (continued)

The following tables present troubled debt restructurings as of December 31, 2012 and 2011:

Troubled Debt Restructurings

	December 31, 2012
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$165	7	$1,606	8	$1,771
Commercial real estate	14	11,235	8	3,936	22	15,171
Home equity lines	0	-	1	150	1	150
Residential real estate	15	2,350	3	685	18	3,035
Total real estate	30	13,750	19	6,377	49	20,127
Commercial & industrial	2	70	5	1,066	7	1,136
Consumer & other	1	2	0	-	1	2
Total loans	33	$13,822	24	$7,443	57	$21,265

	December 31, 2011
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	2	$349	6	$1,789	8	$2,138
Commercial real estate	11	13,912	13	5,758	24	19,670
Home equity lines	0	-	1	150	1	150
Residential real estate	10	1,949	8	870	18	2,819
Total real estate	23	16,210	28	8,567	51	24,777
Commercial & industrial	10	2,286	2	493	12	2,779
Consumer & other	1	6	0	-	1	6
Total loans	34	$18,502	30	$9,060	64	$27,562

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

December 31, 2012 and 2011

Note 3 - Loans and allowance for loan losses (continued)

The following tables present newly restructured loans that occurred during 2012 and 2011:

	New Trouble Debt Restructurings
	Year Ended December 31, 2012
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$32	0	$-	3	$-	0	$-	4	$32
Commercial real estate	0	-	1	81	3	1,005	0	-	4	1,086
Residential real estate	0	-	0	-	0	-	2	686	2	686
Total real estate	1	32	1	81	6	1,005	2	686	10	1,804
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$32	1	$81	6	$1,005	2	$686	10	$1,804

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$14	0	$-	3	$755	0	$-	4	$769
Commercial real estate	0	-	1	72	3	784	0	-	4	856
Residential real estate	0	-	0	-	0	-	2	673	2	673
Total real estate	1	14	1	72	6	1,539	2	673	10	2,298
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$14	1	$72	6	$1,539	2	$673	10	$2,298

	Year Ended December 31, 2011
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	8	$2,011	0	$-	8	$2,011
Commercial real estate	0	-	0	-	7	8,180	14	11,233	21	19,413
Home equity lines	0	-	0	-	1	150	0	-	1	150
Residential real estate	0	-	0	-	5	471	11	2,245	16	2,716
Total real estate	0	-	0	-	21	10,812	25	13,478	46	24,290
Commercial & industrial	0	-	1	442	4	1,968	2	491	7	2,901
Consumer & other	0	-	0	-	1	10	0	-	1	10
Total loans	0	$-	1	$442	26	$12,790	27	$13,969	54	$27,201

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	8	$2,138	0	$-	8	$2,138
Commercial real estate	0	-	0	-	7	7,811	14	11,024	21	18,835
Home equity lines	0	-	0	-	1	150	0	-	1	150
Residential real estate	0	-	0	-	5	464	11	2,174	16	2,638
Total real estate	0	-	0	-	21	10,563	25	13,198	46	23,761
Commercial & industrial	0	-	1	433	4	1,718	2	479	7	2,630
Consumer & other	0	-	0	-	1	6	0	-	1	6
Total loans	0	$-	1	$433	26	$12,287	27	$13,677	54	$26,397

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 3 - Loans and allowance for loan losses (continued)

The following table represent financing receivables modified as troubled debt restructurings and with a payment default occurring within 12 months of the restructure date, during the years ended December 31, 2012 and 2011:

TDRs with a payment default occurring within 12 months of restructure
	During the year ended
	December 31, 2012		December 31, 2011
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$14	4	$4,090
Commercial real estate	6	4,979	14	3,370
Residential real estate	0	-	0	-
Total real estate	7	4,993	18	7,460
Commercial & industrial	2	494	0	-
Total loans	9	$5,487	18	$7,460

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

The Company made loans in the ordinary course of business to certain directors and executive officers of the Company and to their affiliates and associates. The total amount of such loans outstanding was $8,878,000 and $12,677,000 at December 31, 2012 and 2011, respectively. During 2012, new loans were $2,080,000 and repayments were $606,000, exclusive of retired directors. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 4 - Premises and equipment

Premises and equipment at December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Land	$4,054	$3,658
Building and improvements	6,160	6,014
Leasehold improvements	7,678	7,405
Furniture and equipment	5,401	5,154
Land improvements	1,003	1,004
	24,296	23,235
Less accumulated depreciation	(6,564)	(5,793)

Premises and equipment, net	$17,732	$17,442

No interest was capitalized in 2012 or 2011. Depreciation expense was $881,000 in 2012 and $908,000 in 2011.

Note 5 - Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $102,297,000 and $121,025,000 at December 31, 2012 and 2011, respectively.

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $3,713,000 and $3,670,000 at December 31, 2012 and 2011, respectively.

At December 31, 2012, the scheduled maturities of time deposits were as follows:

(in thousands)
2013	$86,294
2014	39,643
2015	26,257
2016	16,092
2017	5,418
Thereafter	449
$174,153

The Company periodically utilizes broker deposits to lower its funding costs or to meet certain asset/liability objectives. Broker deposits totaled $18,800,000 and $28,998,000 at December, 31, 2012 and 2011, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 6 - Advances from Federal Home Loan Bank of Atlanta

The Company had the following advances from the Federal Home Loan Bank outstanding at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Variable rate advance at 0.36%	$13,000	$-
Amortizing fixed rate advances at 1.00%	885	928
Amortizing fixed rate advance at 1.25%	1,256	1,284
Amortizing fixed rate advance at 0.50%	443	452
Amortizing fixed rate advance at 0.25%	307	315
Amortizing fixed rate advance at 0.00%	91	96
	$15,982	$3,075

These advances are secured by the Company’s FHLB stock and a blanket floating lien on the Company’s one-to-four family residential and commercial real estate loan portfolios. Outstanding loan balances of approximately $119.8 million were pledged to the Federal Home Loan Bank at December 31, 2012. The contractual maturities of these advances are as follows:

(in thousands)
2013	13,097
2014	100
2015	104
2016	108
2017	112
Thereafter	2,461
$15,982

Credit availability for additional advances from the Federal Home Loan Bank was $41,118,000 at December 31, 2012. The Company had a discount borrowing line of $117,667,000 at December 31, 2012 from the Federal Reserve Bank of Richmond which is secured by land development, construction, commercial, and home equity loans. No borrowings have been conducted under the Federal Reserve line. The Federal Reserve line changes each month as pledged loan amounts and collateral values fluctuate.

Note 7 - Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 7 - Subordinated debentures (continued)

pursuant to accounting standards incorporated within ASC 810, “Consolidation”. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under current Federal Reserve Board guidelines, but a recent proposal would phase out Tier 1 capital treatment over ten years. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part, on or after January 7, 2010.

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,253,000 at December 31, 2012 and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issuance and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note 8 - Income taxes

The Company does not have an accrual for uncertain tax positions as of December 31, 2012 and 2011, as deductions taken and benefits accrued are generally widely understood administrative practices and procedures. Any potential income tax adjustments would likely result in timing differences which would transfer a tax cost or benefit from one year to another year. The Company’s income taxes were audited for 2008 and 2009, and adjustments were primarily timing differences. With limited exceptions, income tax returns prior to 2009 are not subject to examination by the taxing authorities.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 8 - Income taxes (continued)

The provision for income tax expense (benefit) consisted of the following for the years ended December 31:

	2012	2011
	(in thousands)
Current
Federal	$2,956	$1,184
State	735	303
	3,691	1,487
Deferred
Federal	65	(857)
State	(24)	(73)
	41	(930)
	$3,732	$557

A reconciliation of reported income tax expense for the years ended December 31, 2012 and 2011 to the amount of tax expense computed by multiplying income before taxes by the statutory federal income tax rate of 34% follows:

	2012	2011
	(in thousands)
Tax provision at statutory rate	$3,820	$1,004
Increase (decrease) in income taxes resulting from
State income taxes net of federal benefit	469	135
Increase in cash value of life insurance	(129)	(130)
Non taxable securities income reduced by nondeductible interest expense	(131)	(177)
Tax credits	(321)	(199)
Non-deductible compensation in excess of TARP limitations	140	-
Other	(116)	(76)
	$3,732	$557

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 8 - Income taxes (continued)

The primary components of deferred income taxes which are included in other assets are as follows:

	2012	2011
	(in thousands)
Deferred tax assets
Allowance for loan losses	$3,828	$4,540
Deferred compensation expense	1,758	1,297
Impaired assets	1,600	1,695
Provision for warranty claims	625	321
Other	(18)	(1)
Gross deferred tax assets	7,793	7,852

Deferred tax liabilities
Depreciable basis of premises and equipment	741	767
Deferred loan costs	307	317
Prepaid assets	80	62
Unrealized gain on securities	900	593
Gross deferred tax liabilities	2,028	1,739

Net deferred tax assets	$5,765	$6,113

Note 9 – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with applicable accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of discount was $396,000 and $366,000 in 2012 and 2011, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year if not called by the Company.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 10 - Regulatory matters

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s common stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect would cause the Bank’s capital to be reduced below applicable minimum regulatory capital requirements. The Holding Company agreed in 2011 not to declare or pay any dividend, common or preferred, or make any payments on trust preferred securities without prior written approval from the Federal Reserve. The Bank also agreed in 2011 not to pay any cash dividends or bonuses without the prior written consent of the Supervisory authorities. The requirements of prior written approvals to pay dividends or make trust preferred payments were lifted in late 2012 and early 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). The Bank has an understanding with the FDIC to use its best efforts to maintain its ratio of Tier 1 capital to average assets above 8% as long as the ratio of classified assets to capital is above 50%. At December 31, 2012, management believes that the Company and the Bank met all capital adequacy requirements.

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 10 - Regulatory matters (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are presented in the table that follows

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
December 31, 2012:
Total Capital
(To risk weighted assets)
Consolidated	$78,395	14.02%	$44,742	³8%	n/a	n/a
Carolina Bank	79,291	14.18%	44,741	³8%	$55,927	³10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	62,115	11.11%	22,371	³4%	n/a	n/a
Carolina Bank	63,011	11.27%	22,371	³4%	33,556	³6%
Tier 1 Capital
(To average assets)
Consolidated	62,115	9.09%	27,323	³4%	n/a	n/a
Carolina Bank	63,011	9.23%	27,309	³4%	34,137	³5%

December 31, 2011:
Total Capital
(To risk weighted assets)
Consolidated	$69,982	12.53%	$44,668	³8%	n/a	n/a
Carolina Bank	69,810	12.50%	44,667	³8%	$55,834	³10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	53,764	9.63%	22,334	³4%	n/a	n/a
Carolina Bank	53,592	9.60%	22,333	³4%	33,500	³6%
Tier 1 Capital
(To average assets)
Consolidated	53,764	8.04%	26,752	³4%	n/a	n/a
Carolina Bank	53,592	8.02%	26,735	³4%	33,419	³5%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 11 – Commitments and Contingencies

In the normal course of business, the Company is party to a number of lawsuits, none of which management believes could have a material adverse effect on the consolidated financial statements.

Operating leases

The Company leases land for its main office, three loan production offices, and two branch facilities under operating leases. Total future minimum lease payments, excluding renewal options, at December 31, 2012, under the leases are as follows:

( in thousands)
2013	$470
2014	454
2015	460
2016	225
2017	238
Thereafter	2,914
$4,761

Total lease expense was approximately $462,000 in 2012 and $410,000 in 2011.

Loans

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 2012 and 2011, pre-approved but unused lines of credit for loans totaled approximately $118,608,000 and $133,103,000. In addition, the Company had $1,904,000 and $1,862,000 in performance standby letters of credit at December 31, 2012 and 2011, respectively. These commitments represent no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

Note 12 – Derivatives and financial instruments

A derivative is a financial instrument that derives its cash flows and value by reference to an underlying instrument, index or referenced interest rate. These instruments are designed to hedge exposures to interest rate risk or for speculative purposes.

Accounting guidance requires an entity to recognize derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

The table below provides the carrying values of derivative instruments at December 31, 2012 and 2011:

	Carrying Value	Carrying Value	Gain (Loss)	Notional Amount
Derivatives designated as	of Assets	of Liabilities	in Income	of Derivative
hedging instruments:	(in thousands)

At December 31, 2012:
Mortgage loan rate lock commitments	$56	$-	$56	$-
Mortgage-backed securities forward sales	$-	$16	$(16)	$5,250

At December 31, 2011:
Mortgage loan rate lock commitments	$47	$-	$47	$-
Mortgage-backed securities forward sales	$-	$60	$(60)	$4,750

Prior to October 2010, the Company sold residential mortgage loans only on a best efforts basis whereby optional commitments to sell mortgage loans were consummated at approximately the same time that optional commitments were given to borrowers to originate the loans. Residential mortgage loans held for sale are still primarily sold on a best efforts basis.

The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$131,762	$130,539	$1,223	$91,955	$91,254	$701

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 12 – Derivatives and financial instruments (continued)

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of income during the years ended December 31, 2012 and 2011, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Years Ended December 31,
	2012	2011
	(in thousands)
Net gains resulting from changes in fair value	$522	$281

Note 13 - Employee benefit plans

All employees of the Company who meet certain eligibility requirements can elect to participate in the Bank’s 401(k) plan. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code and the plan documents. The Company makes a 100% matching contribution up to a maximum of six percent of compensation, which is vested immediately. The Company’s matching expense was $542,000 in 2012 and $426,000 in 2011.

The Company has a nonqualified deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional matching contribution for monthly fees and the amounts deferred are invested solely in Company stock that is held in a rabbi trust. The matching contribution was 25% during 2012 and 5% during 2011. The Company stock held by the trust and the related deferred compensation liability are recorded at an amount equal to the original compensation deferred. Changes in the fair value of the stock are not recognized in the Company’s financial statements. At December 31, 2012, deferred directors’ fees of $1,050,000 had been used to purchase 203,498 shares of the Company’s stock held by the trust after distribution of shares to retiring directors. Deferred directors’ fees of $35,000 were also remitted to the trust before December 31, 2012 to purchase stock in 2013.

In addition, the Company has a supplemental executive retirement plan for certain officers. The plan was expanded in 2008 to include certain new officers and directors. The future benefits of the plan are funded primarily by life insurance policies on certain employees with the Company designated as the beneficiary. Expenses were $870,000 in 2012 and $558,000 in 2011 related to this plan. At December 31, 2012 and 2011, other liabilities include $3,515,000 and $2,645,000, respectively, for this supplemental retirement plan. The cash surrender value of the related insurance policies has been included in other assets.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or are traded by brokers and dealers in active over-the-counter markets. U.S. Treasury securities, actively traded corporate bonds and stocks, and money market and mutual funds are Level 1 securities. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and certain corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

The Company opted to account for loans held for sale at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2 valuation.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 14 - Fair value of financial statements (continued)

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

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. Gain on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. There have been no changes in valuation techniques for years ended December 31, 2012 and 2011.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2011 and 2010	$47	$138
Gains (losses) included in other income	9	(91)
Transfers in and out	-	-
Balance, December 31, 2012 and 2011	$56	$47

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 14 - Fair value of financial statements (continued)

Assets measured at fair value on a recurring basis at December 31, 2012 and 2011 are summarized below.

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At December 31, 2012:
Securities available-for-sale:
Municipal securities	$18,347	$-	$18,347	$-
Mortgage-backed securities	11,003	-	11,003	-
Corporate securities	12,231	6,891	5,340	-
Unrestricted stock	455	455	-	-
Total available-for-sale securities	42,036	7,346	34,690	-
Loans held for sale	131,762	-	131,762	-
Interest rate lock commitments	56	-	-	56
Total	$173,854	$7,346	$166,452	$56

At December 31, 2011:
Securities available-for-sale:
Municipal securities	$17,767	$-	$17,767	$-
Mortgage-backed securities	14,494	-	14,494	-
Corporate securities	9,606	-	9,606	-
Unrestricted stock	341	341	-	-
Total available-for-sale securities	42,208	341	41,867	-
Loans held for sale	91,955	-	91,955	-
Interest rate lock commitments	47	-	-	47
Total	$134,210	$341	$133,822	$47

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 14 - Fair value of financial statements (continued)

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At December 31, 2012 and 2011, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At December 31, 2012, there were no fair value adjustments related to $211,000 of securities held to maturity.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 14 - Fair value of financial statements (continued)

Assets measured at fair value on a non-recurring basis at December 31, 2012 and 2011 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At December 31, 2012:
Impaired loans	$26,335	$-	$-	$26,335
Other real estate owned	5,940	-	-	5,940

At December 31, 2011:
Impaired loans	$42,766	$-	$-	$42,766
Other real estate owned	6,728	-	-	6,728

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
Description	December 31, 2012	Technique	Inputs	Input Value
	($ in thousands)

Impaired loans	$26,335	Appraised Value / Discounted Cash Flows / Market Value of Note	Appraisals and/or sales of comparable properties / Independent quotes	n/a

Other real estate owned	$5,940	Appraised Value / Comparable Sales / Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties / Independent quotes/bids / Forward sale contract values	n/a

Net Derivative Assets and Liabilities:
Interest rate lock commitments	$56	Pricing Models	Weighted Average Closing Ratio	78.1%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 14 - Fair value of financial statements (continued)

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only. The assumptions used in estimating the fair value of these financial instruments are detailed below.

Cash and due from banks: The carrying amount approximates fair value.

Interest-bearing deposits with banks: The carrying amount approximates fair value.

Loans held for investment which are not impaired: For variable rate loans, fair values are based on carrying values. Fixed rate commercial, other installment, and certain real estate mortgage loans are valued using discounted cash flows. The discount rates used to determine the present value of these loans are based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

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

Trust preferred debt: The fair value of trust preferred debt was determined by discounting cash flows using a rate 3% higher than the actual current rate over an estimated remaining term of eleven years in 2012 and fourteen years in 2011. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 3% higher when available.

Accrued interest receivable and payable: The carrying amount approximates fair value.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 14 - Fair value of financial statements (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at December 31, 2012 and 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
			(in thousands)
December 31, 2012
Financial Instruments - Assets
Investment securities held-to-maturity	$211	$225	$-	$225	$-
Net non-impaired loans held for investment	425,449	427,484	-	-	427,484

Financial Instruments - Liabilities
Time deposits	174,153	175,729	-	-	175,729
Trust preferred subordinated debt	10,310	7,833	-	-	7,833

December 31, 2011
Financial Instruments - Assets
Investment securities held-to-maturity	$392	$420	$-	$420	$-
Net non-impaired loans held for investment	432,472	434,505	-	-	434,505

Financial Instruments - Liabilities
Time deposits	214,715	216,418	-	-	216,418
Trust preferred subordinated debt	10,310	7,453	-	-	7,453

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 15 - Income per common share (EPS)

The reconciliation of the numerators and denominators of the basic income per share and diluted income per share computation at December 31, 2012 and 2011 follows:

			Per
	Income (Loss)	Shares	Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
2012
Basic income per share:
Net income available to common stockholders	$6,276	3,387,045	$1.85

Effect of dilutive securities Stock options	-	8,338	-

Diluted income per share:
Net income available to common stockholders and assumed conversions	$6,276	3,395,383	$1.85

2011
Basic income per share:
Net income available to common stockholders	$1,223	3,387,045	$0.36

Effect of dilutive securities Stock options	-	-	-

Diluted income per share:
Net income available to common stockholders and assumed conversions	$1,223	3,387,045	$0.36

There were stock options and warrants covering 150,167 shares in 2012 and 514,176 shares in 2011 that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise prices exceeded the average market prices.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 16 – Operating segments

The Company is considered to have three principal business segments in 2012 and 2011, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2011. Financial performance for 2012 and 2011, reflective of inter-company eliminations, and selected balance sheet information, reflective of inter-company eliminations, at December 31, 2012 and 2011 for each segment is as follows:

	Year Ended December 31, 2012
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$26,431	$2,955	$7	$29,393
Interest expense	1,993	2,957	256	5,206
Net interest income (loss)	24,438	(2)	(249)	24,187
Provision for loan losses	2,360	-	-	2,360
Net interest income (loss) after provision for loan losses	22,078	(2)	(249)	21,827
Non-interest income	1,740	17,910	-	19,650
Non-interest expense	19,507	10,625	111	30,243
Income (loss) before income taxes	4,311	7,283	(360)	11,234
Income tax (benefit) expense	828	3,026	(122)	3,732
Net income (loss)	$3,483	$4,257	$(238)	$7,502

Total Assets	$556,630	$134,923	$315	$691,868
Net Loans	451,784	131,762	-	583,546
Equity	3,483	4,257	46,122	53,862

	Year Ended December 31, 2011
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$28,929	$1,854	$7	$30,790
Interest expense	4,622	1,838	235	6,695
Net interest income (loss)	24,307	16	(228)	24,095
Provision for loan losses	6,850	-	-	6,850
Net interest income (loss) after provision for loan losses	17,457	16	(228)	17,245
Non-interest income	1,694	9,488	-	11,182
Non-interest expense	18,413	6,971	89	25,473
Income (loss) before income taxes	738	2,533	(317)	2,954
Income tax (benefit) expense	(341)	1,006	(108)	557
Net income (loss)	$1,079	$1,527	$(209)	$2,397

Total Assets	$579,238	$93,758	$329	$673,325
Net Loans	475,238	91,955	-	567,193
Equity	1,079	1,527	43,952	46,558

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 17 – Condensed financial statements of parent company

Financial information pertaining to Carolina Bank Holdings, Inc. is as follows:

Condensed Balance Sheets

	December 31,
	2012	2011
	(in thousands)
Assets:
Cash	$77	$781
Investment in Carolina Capital Trust	310	310
Investment in Carolina Bank	64,758	56,386
Other assets	5	19
Total assets	$65,150	$57,496

Liabilities and stockholders' equity:
Accrued expenses	$978	$628
Junior subordinated debentures	10,310	10,310
Stockholders' Equity	53,862	46,558
Total liabilities and stockholders' equity	$65,150	$57,496

Condensed Statements of Operations

	Years ended December 31,
	2012	2011
	(in thousands)
Interest income	$9	$13

Interest expense	259	241
Other expense	110	89
Total expense	369	330

Income tax benefit	122	108
(Loss) before equity in undistributed earnings of subsidiaries	(238)	(209)
Equity in undistributed earnings of subsidiaries	7,740	2,606
Net income	$7,502	$2,397

Dividends and accretion on preferred stock	(1,226)	(1,174)
Net income available to common stockholders	$6,276	$1,223

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Note 17 – Condensed financial statements of parent company (continued)

Condensed Statements of Cash Flows

Years ended December 31, 2012 and 2011

	2012	2011
	(in thousands)
Operating activities:
Net income	$7,502	$2,397
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(7,740)	(2,606)
Change in other assets	14	(15)
Change in accrued expenses	(65)	64
Net cash used by operating activites	(289)	(160)

Financing activities:
Dividends paid	(415)	(403)
Net cash used by financing activities	(415)	(403)

Net change in cash	(704)	(563)

Cash at beginning of year	781	1,344

Cash at end of year	$77	$781

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$321	$179

Note 18 – Subsequent events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through March 25, 2013, the date the consolidated financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The company's internal control over financial reporting is a process designed under the supervision of the company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the company's internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the COSO in Internal Control—Integrated Framework. Based on that assessment, management believes that, as of December 31, 2012, the company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Date: March 25, 2013	By:	/s/ Robert T. Braswell
Robert T. Braswell President and Chief Executive Officer

Date: March 25, 2013	By:	/s/ T. Allen Liles
T. Allen Liles Security, Treasurer and Principal Financial and Principal Accounting Officer

Changes in Internal Control over Financial Reporting

Management of the company has evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, changes in the company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2012. In connection with such evaluation, the company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

The following table sets forth certain information with respect to the Company’s equity compensation plans at December 31, 2012.

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding options,	(excluding securities
Plan Category	outstanding options	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	156,581	$9.63	500,000

Equity compensation plans not approved by security holders	None	N/A	None

Total	156,581	$9.63	500,000

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

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form: None

3.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant(1)

3.2	Articles of Amendment of Registrant(11)

3.3	Bylaws of Registrant(2)

4.1	Form of Stock Certificate for Common Stock(2)

4.2	Indenture(3)

4.3	Warrant to Purchase Common Stock of Carolina Bank Holdings, Inc., dated January 9, 2009(11)

4.4	Form of Stock Certificate for Series A Preferred Stock(11)

10.1	Employment Agreement of Robert T. Braswell(4)

10.2	Employment Agreement of T. Allen Liles(5)

10.3	Employment Agreement of Gunnar N. R. Fromen(5)

10.4	Employment Agreement of Daniel D. Hornfeck(5)

10.5	1997 Incentive Stock Option Plan(6)

10.6	1997 Non-qualified Stock Option Plan(7)

10.7	2007 Incentive Stock Option Plan(7)

10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell(8)

10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles(9)

10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen(5)

10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck(5)

10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(9)

Exhibit Number	Description

10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(9)

10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(9)

10.15	Carolina Bank Directors’ Deferral Plan(9)

10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett(5)

10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown(5)

10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III(5)

10.19	Director Retirement Agreement Between Carolina Bank and James E. Hooper(5)

10.20	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas(5)

10.21	Amended and Restated Declaration of Trust of Carolina Capital Trust(10)

10.22	Guarantee Agreement(10)

10.23	Form of Bonus Recovery Agreement(12)

10.24	Form of Golden Parachute Payment Waiver Agreement(12)

10.25	2009 Omnibus Stock Ownership and Long Term Incentive Plan(13)

10.26	Employment Agreement of Phillip B. Carmac (Filed herewith)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Cherry, Bekaert & Holland, L.L.P. (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

99.1	Proxy Statement for the 2012 Annual Meeting of Shareholders(14)

99.2	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

99.3	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

(1)	Incorporated by reference to Form 10-K of Carolina Bank Holdings, Inc. (Filed March 30, 2009 with the Securities and Exchange Commission).

(2)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission).

(3)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(4)	Incorporated by reference to Form 8-K/A of Carolina Bank Holdings, Inc. (Filed June 9, 2008 with the Securities and Exchange Commission).

(5)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed June 5, 2008 with the Securities and Exchange Commission).

(6)	Incorporated by reference to the registrant’s Registrant Statement on Form S-8, filed with the Securities and Exchange Commission on June 2, 2003

(7)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).

(8)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed May 27, 2008 with the Securities and Exchange Commission).

(9)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).

(10)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(11)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 13, 2009 with the Securities and Exchange Commission).

(12)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed February 5, 2010 with the Securities and Exchange Commission).

(13)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed March 5, 2010 with the Securities and Exchange Commission).

(14)	Filed with the Securities and Exchange Commission Pursuant to Rule 14a-6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.
(Registrant)

By:	/s/ Robert T. Braswell
Robert T. Braswell
President and
Chief Executive Officer

Date:	March 25, 2013

1

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald H. Allred	March 25, 2013
Donald H. Allred
Director

/s/ Susan Alt	March 25, 2013
Susan Alt
Director

/s/ Robert T. Braswell	March 25, 2013
Robert T. Braswell
President, Chief Executive Officer and
Director

/s/ Kevin J. Baker	March 25, 2013
Kevin J. Baker
Director

/s/ J. Alexander S. Barrett	March 25, 2013
J. Alexander S. Barrett
Director

/s/ Stephen K. Bright	March 25, 2013
Stephen K. Bright
Director

/s/ Gary N. Brown	March 25, 2013
Gary N. Brown
Chairman of the Board of Directors

/s/ Michael F. Bumpass	March 25, 2013
Michael Bumpass
Director

/s/ George E. Carr	March 25, 2013
George E. Carr
Director

/s/ James E. Hooper	March 25, 2013
James E. Hooper
Director

/s/ J. Edward Kitchen	March 25, 2013
J. Edward Kitchen
Director

/s/ T. Allen Liles	March 25, 2013
T. Allen Liles
Secretary, Treasurer and
Principal Financial and Principal Accounting
Officer

2

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

3