Form 10-Q
period 2013-03-31
CAROLINA BANK HOLDINGS INC
filed 2013-05-14
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_________________

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

There were 3,388,773 shares of the Issuer’s common stock, $1.00 par value, outstanding as of May 11, 2013.

CAROLINA BANK HOLDINGS, INC.

	INDEX
		Page

PART I. FINANCIAL INFORMATION

	Item 1. Financial Statements (unaudited)	2

	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	2

	Consolidated Statements of Income for the three months ended March 31, 2013 and 2012	3

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012	4

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2013	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	6

	Notes to Consolidated Financial Statements	7

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29

	Item 4. Controls and Procedures	34

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	35

	Item 4. (Reserved)	35

	Item 6. Exhibits	35

	Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

	Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$6,613	$7,913
Interest-bearing deposits with banks	72,243	7,186
Securities available-for-sale, at fair value	46,931	42,036
Securities held-to-maturity	-	211
Loans held for sale	77,440	131,762
Loans	431,754	461,728
Less allowance for loan losses	(10,239)	(9,944)
Net loans	421,515	451,784
Premises and equipment, net	17,551	17,732
Other real estate owned	7,555	5,940
Bank-owned life insurance	10,858	10,765
Other assets	14,058	16,539
Total assets	$674,764	$691,868

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$74,432	$73,032
NOW, money market and savings	338,133	343,740
Time	173,389	174,153
Total deposits	585,954	590,925

Advances from the Federal Home Loan Bank	2,958	15,982
Securities sold under agreements to repurchase	3,112	1,950
Subordinated debentures	19,582	19,563
Other liabilities and accrued expenses	7,769	9,586
Total liabilities	619,375	638,006

Commitments and contingencies - Note O

Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 16,000 shares	15,677	15,573
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,388,773 in 2013 and 3,387,045 in 2012	3,389	3,387
Common stock warrants	1,841	1,841
Additional paid-in capital	15,917	15,906
Retained earnings	16,822	15,408
Stock in directors' rabbi trust	(1,128)	(1,050)
Directors' deferred fees obligation	1,128	1,050
Accumulated other comprehensive income	1,743	1,747
Total stockholders’ equity	55,389	53,862
Total liabilities and stockholders’ equity	$674,764	$691,868

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months
	Ended March 31,
	2013	2012

	(in thousands, except per share data)
Interest income
Loans	$6,719	$7,085
Investment securities, taxable	248	306
Investment securities, non taxable	106	107
Interest from deposits in banks	18	10
Total interest income	7,091	7,508

Interest expense
NOW, money market, savings	320	548
Time deposits	520	709
Other borrowed funds	188	202
Total interest expense	1,028	1,459

Net interest income	6,063	6,049
Provision for loan losses	400	1,460
Net interest income after provision for loan losses	5,663	4,589
Non-interest income
Service charges	252	283
Mortgage banking income	3,895	3,169
Gain on sale of investment securities	22	-
Other	145	167
Total non-interest income	4,314	3,619

Non-interest expense
Salaries and benefits	4,748	4,030
Occupancy and equipment	747	682
Foreclosed property expense	331	399
Professional fees	186	257
Outside data processing	259	206
FDIC insurance	169	215
Advertising and promotion	206	175
Stationery, printing and supplies	153	135
Other	583	411
Total non-interest expense	7,382	6,510

Income before income taxes	2,595	1,698
Income tax expense	877	470
Net income	1,718	1,228
Dividends and accretion on preferred stock	304	302
Net income available to common stockholders	$1,414	$926
Net income per common share
Basic	$0.42	$0.27
Diluted	$0.42	$0.27

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months
	Ended March 31,
	2013	2012
	(in thousands)

Net income	$1,718	$1,228

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains	17	537
Tax effect	(6)	(183)
Reclassification of gains recognized in net income	(22)	-
Tax effect	7	-
	(4)	354

Comprehensive income	$1,714	$1,582

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2012	$15,573	$3,387	$1,841	$15,906	$15,408	$(1,050)	$1,050	$1,747	$53,862

Net income	-	-	-	-	1,718	-	-	-	1,718
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(4)	(4)

Directors' fees deferred less
payment of deferred fees	-	-	-	-	-	(78)	78	-	-
Stock options exercised	-	2	-	11	-	-	-	-	13
Amortization of preferred stock discount	104	-	-	-	(104)	-	-	-	-
Preferred stock dividends	-	-	-	-	(200)	-	-	-	(200)

Balance, March 31, 2013	$15,677	$3,389	$1,841	$15,917	$16,822	$(1,128)	$1,128	$1,743	$55,389

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months
	Ended March 31,
	2013	2012
Cash flows from operating activities	(in thousands)
Net income	$1,718	$1,228
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	400	1,460
Depreciation	213	219
Increase in cash surrender value of bank-owned life insurance	(93)	(95)
Stock-based compensation expense	-	9
Deferred income tax (benefit)	(341)	(202)
Amortization (accretion), net	(18)	(15)
Amortization of subordinated debt discount	19	18
Decrease in fair value of loans held for sale	633	59
Gain on sale of other real estate owned	(42)	(48)
Gain on sale of investments	(22)	-
Gain on sale of loans held for sale	(4,777)	(3,189)
Impairment of other real estate owned	230	296
Proceeds from sale of loans held for sale	348,756	161,520
Originations of loans held for sale	(290,290)	(147,932)
(Increase) decrease in other assets	2,824	(258)
Increase (decrease) in other liabilities and accrued expenses	(996)	854
Net cash provided by operating activities	58,214	13,924

Cash flows from investing activities
Purchases of investment securities available-for-sale	(5,977)	(3,778)
Maturities and calls of securities available-for-sale	105	919
Repayments from mortgage-backed securities available-for-sale	562	690
Repayments from mortgage-backed securities held-to-maturity	46	21
Net decrease in loans	27,927	3,419
Proceeds from sales of investment securities	614	-
Improvements to other real estate owned	-	(44)
Purchases of premises and equipment	(32)	(231)
Proceeds from sales of other real estate owned	139	778
Net cash provided by investing activities	23,384	1,774

Cash flows from financing activities
Net decrease in deposits	(4,971)	(8,139)
Net decrease in Federal Home Loan Advances	(13,024)	(22)
Increase in securities sold under agreements to repurchase	1,162	382
Proceeds from exercise of stock options	13	-
Dividends paid	(1,021)	-
Net cash used for financing activities	(17,841)	(7,779)

Net increase in cash and cash equivalents	63,757	7,919
Cash and cash equivalents at beginning of period	15,099	13,311
Cash and cash equivalents at end of period	$78,856	$21,230

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$912	$1,423
Cash paid during the period for income taxes	$550	$-
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$1,942	$1,962
Dividends declared but not paid	$-	$206
Accretion of preferred stock discount	$104	$96
Change in unrealized gains on securities available-for-sale, net of tax	$4	$354

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note A – Summary

Carolina Bank Holdings, Inc. (the “Holding Company” or the “Company”) is a North Carolina corporation organized in 2000. In August 2000, pursuant to the plan of exchange approved by the shareholders of Carolina Bank (the “Bank”), all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Holding Company. The Holding Company presently has no employees.

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina and operates under the laws of North Carolina, the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has eight full-service banking locations, comprised of four in Greensboro and one in each of Asheboro, Burlington, High Point, and Winston-Salem. A wholesale mortgage division is located at the Greensboro corporate headquarters, and retail residential mortgage loan production offices are located in Burlington, Hillsborough, and Raleigh. The Raleigh loan production office was expanded in the first quarter of 2013, and a lease was signed to open a loan production office in Chapel Hill in the second quarter of 2013. All offices, except the Raleigh, Hillsborough, and Chapel Hill loan production offices, are in the Piedmont Triad region of North Carolina.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The Bank also owns two limited liability companies for the purpose of holding foreclosed real estate, the assets and operations of which are consolidated into Carolina Bank and included herein. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for future annual periods.

The Company’s financial statements are presented in accordance with Accounting Standards Codification (“ASC”) Topic 105, “The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles”, which codifies generally accepted accounting principles (GAAP) in the United States.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2012 and 2011, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the annual financial statements.

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

There were no stock option grants in 2012 or the first three months of 2013. The fair value of employee plan options granted in December 2007 was $178,000 and expensed over a five year vesting period. Total expense related to the 2007 grants was $0 and $9,000 in the first three months of 2013 and 2012, respectively. At March 31, 2013, there was no unrecognized compensation cost related to unvested share-based compensation.

1,728 new shares of common stock were issued in the first quarter of 2013 as a result of the exercise of incentive stock options.

Note F - Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the quarters ended March 31, 2013 and 2012, basic earnings per share has been computed based upon the weighted average common shares outstanding of 3,387,813 and 3,387,045, respectively.

The only potential issuances of Company stock are stock options granted to various officers of the Bank and a warrant to purchase common stock executed in conjunction with the issuance of preferred stock to the U.S. Treasury in 2009. The warrant was repurchased from the U.S. Treasury in April 2013 and cancelled. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except per share data)

Net income available to common stockholders	$1,414	$926

Weighted average outstanding shares - basic	3,388	3,387
Dilutive effect of stock options and warrants	10	-
Weighted average shares - diluted	3,398	3,387

Diluted net income per share	$0.42	$0.27

For the three months ended March 31, 2013 and 2012, there were stock options and warrants covering 426,981 and 520,390 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount was $104,000 and $96,000 for the first three months of 2013 and 2012, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

The warrant to the U.S. Treasury was repurchased by the Company for $1,800,000 in April 2013 and cancelled. The Company also paid out $1,021,000 in preferred stock dividends during the first quarter of 2013 which represented the current quarter dividend of $200,000 plus four quarters of dividends that had been deferred due to regulatory guidance. Regulatory approval is no longer required for the payment of preferred stock dividends.

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

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal $9,272,000 and $9,253,000 at March 31, 2013 and December 31, 2012, respectively and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issue and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of credit and general creditors.

Note I – Operating segments

The Company is considered to have three principal business segments in 2013 and 2012, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2010. Financial performance, reflective of inter-company eliminations, for the three months ended March 31, 2013 and 2012, and selected balance sheet information, reflective of inter-company eliminations, at March 31, 2013 and 2012 for each segment is as follows:

	Three months ended March 31, 2013
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$6,300	$789	$2	$7,091
Interest expense	180	789	59	1,028
Net interest income (loss)	6,120	-	(57)	6,063
Provision for loan losses	400	-	-	400
Net interest income (loss) after provision for loan losses	5,720	-	(57)	5,663
Non-interest income	419	3,895	-	4,314
Non-interest expense	4,540	2,752	90	7,382
Income (loss) before income taxes	1,599	1,143	(147)	2,595
Income tax (benefit) expense	471	456	(50)	877
Net income (loss)	$1,128	$687	$(97)	$1,718

Total assets	$594,809	$79,615	$340	$674,764
Net loans	421,515	77,440	-	498,955
Equity	1,128	687	53,574	55,389

	Three months ended March 31, 2012
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$6,795	$711	$2	$7,508
Interest expense	680	713	66	1,459
Net interest income (loss)	6,115	(2)	(64)	6,049
Provision for loan losses	1,460	-	-	1,460
Net interest income (loss) after provision for loan losses	4,655	(2)	(64)	4,589
Non-interest income	450	3,169	-	3,619
Non-interest expense	4,383	2,106	21	6,510
Income (loss) before income taxes	722	1,061	(85)	1,698
Income tax (benefit) expense	80	419	(29)	470
Net income (loss)	$642	$642	$(56)	$1,228

Total assets	$584,438	$83,216	$355	$668,009
Net loans	468,397	81,497	-	549,894
Equity	642	642	46,659	47,943

The Mortgage Division has experienced strong growth in originations since its establishment in 2007 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Originations and related fee income increased in the first three months of 2013 over 2012 due to lower interest rates in 2013, continued refinancing by borrowers, and expansion of staff to manage the additional volume. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty provisions and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $209,000 and $128,000 for the three months ended March 31, 2013 and 2012, respectively. The warranty liability, which is available to fund future warranty claims, was $1,808,000 and $1,624,000 at March 31, 2013 and December 31, 2012, respectively. Ten warranty claims totaling $643,000 have been paid since establishment of the mortgage division in 2007. In addition, six loans with a total current principal balance of $1,532,000 and fair value of $1,377,000 have been repurchased and are included in loans held for sale at fair value. Other real estate owned includes three residential properties valued at $536,000 which were repurchased due to warranty claims.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
March 31, 2013

Available for sale
Municipal securities	$20,818	$1,432	$28	$22,222
FNMA, FHLMC, and GNMA
mortgage-backed securities	9,143	773	-	9,916
Corporate securities	14,063	250	20	14,293
Unrestricted stock	266	234	-	500
	$44,290	$2,689	$48	$46,931

December 31, 2012

Available for sale
Municipal securities	$16,938	$1,414	$5	$18,347
FNMA, FHLMC, and GNMA
mortgage-backed securities	10,127	876	-	11,003
Corporate securities	12,059	264	92	12,231
Unrestricted stock	266	189	-	455
	$39,390	$2,743	$97	$42,036

Held to maturity
FNMA and GNMA
mortgage-backed securities	211	14	-	225
	$211	$14	$-	$225

  The scheduled maturities of debt securities available-for-sale at March 31, 2013 were as follows:

	Available for Sale
		Estimated
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$950	$963
Due from one to five years	9,697	9,886
Due from five to ten years	7,770	8,322
Over ten years	16,464	17,344
Mortgage-backed securities	9,143	9,916
	$44,024	$46,431

The Company sold its remaining held-to-maturity securities with a book value of $165,000 at a $10,000 gain during the first quarter of 2013. The securities, which were mortgage-backed securities, were sold in accordance with investment policy since the remaining par value at the date of sale was less than 15% of purchased par value.

Investments are periodically evaluated for any impairment which would be deemed other than temporary. Based upon these evaluations, the Company did not deem any debt securities to be impaired during 2012 or the first three months of 2013. The deterioration in value is primarily attributable to changes in market demand for municipal and corporate securities, not changes in the credit risk of the corporate issuers, and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity.  The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. Information pertaining to temporarily impaired securities with gross unrealized losses at March 31, 2013 and December 31, 2012, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
March 31, 2013:
Municipal securities	2	$2,572	$28	0	$-	$-	2	$2,572	$28
Corporate securities	2	1,480	20	0	-	-	2	1,480	20
Total	4	$4,052	$48	0	$-	$-	4	$4,052	$48

December 31, 2012:
Municipal securities	1	$598	$5	0	$-	$-	1	$598	$5
Corporate securities	3	2,378	92	0	-	-	3	2,378	92
Total	4	$2,976	$97	0	$-	$-	4	$2,976	$97

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first three months of 2013 and 2012 and related asset balances at March 31, 2013 and December 31, 2012 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
2013
Beginning of year balance	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Provision for loan losses	(148)	592	29	132	(580)	28	347	400
Charge-offs	(73)	(71)	(32)	(8)	(1)	(5)	-	(190)
Recoveries	-	5	-	13	45	22	-	85
Balance at March 31,	$2,128	$4,594	$606	$1,000	$1,349	$178	$384	$10,239
2012
Beginning of year balance	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Provision for loan losses	(450)	1,592	(198)	357	920	106	33	2,360
Charge-offs	(159)	(1,318)	(324)	(498)	(2,142)	(20)	-	(4,461)
Recoveries	10	104	5	10	122	1	-	252
Balance at December 31,	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944

Balances at March 31, 2013
Allowance for loan losses:
Balance at March 31,	$2,128	$4,594	$606	$1,000	$1,349	$178	$384	$10,239
Ending balance individually evaluated for impairment	$-	$2,595	$227	$275	$89	$48	$-	$3,234
Ending balance collectively evaluated for impairment	$2,128	$1,999	$379	$725	$1,260	$130	$384	$7,005
Loans Outstanding:
Balance at March 31,	$56,291	$193,119	$65,970	$49,708	$60,670	$5,996	$-	$431,754
Ending balance individually evaluated for impairment	$2,222	$19,177	$751	$4,124	$1,014	$50	$-	$27,338
Ending balance collectively evaluated for impairment	$54,069	$173,942	$65,219	$45,584	$59,656	$5,946	$-	$404,416

Balances at December 31, 2012
Allowance for loan losses:
Balance at December 31,	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Ending balance individually evaluated for impairment	$-	$1,309	$187	$134	$95	$50	$-	$1,775
Ending balance collectively evaluated for impairment	$2,349	$2,759	$422	$729	$1,790	$83	$37	$8,169
Loans Outstanding:
Balance at December 31,	$64,669	$215,258	$66,523	$48,857	$61,251	$5,170	$-	$461,728
Ending balance individually evaluated for impairment	$1,942	$19,724	$778	$4,416	$1,198	$52	$-	$28,110
Ending balance collectively evaluated for impairment	$62,727	$195,534	$65,745	$44,441	$60,053	$5,118	$-	$433,618

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
At March 31, 2013	(in thousands)
Real Estate Loans:
Construction & development	$368	$-	$2,070	$2,438	$53,853	$56,291	$-
Commercial real estate	1,100	363	6,515	7,978	185,141	193,119	-
Home equity lines	29	200	624	853	65,117	65,970	-
Residential real estate	92	-	634	726	48,982	49,708	-
Total real estate	1,589	563	9,843	11,995	353,093	365,088	-
Commercial & industrial	-	-	915	915	59,755	60,670	-
Consumer & other	-	-	48	48	5,948	5,996	-
Total loans	$1,589	$563	$10,806	$12,958	$418,796	$431,754	$-

At December 31, 2012
Real Estate Loans:
Construction & development	$-	$-	$1,778	$1,778	$62,891	$64,669	$-
Commercial real estate	-	-	7,908	7,908	207,350	215,258	-
Home equity lines	27	-	654	681	65,842	66,523	-
Residential real estate	665	-	1,584	2,249	46,608	48,857	33
Total real estate	692	-	11,924	12,616	382,691	395,307	33
Commercial & industrial	67	-	1,126	1,193	60,058	61,251	-
Consumer & other	1	-	50	51	5,119	5,170	-
Total loans	$760	$-	$13,100	$13,860	$447,868	$461,728	$33

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At March 31, 2013 and December 31, 2012, the total recorded investment in impaired loans amounted to approximately $27,338,000 and $28,110,000, respectively. Of these impaired loans, $10,806,000 and $13,067,000 were on non-accrual at March 31, 2013 and December 31, 2012, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2013	(in thousands)
With no related allowance recorded
Real Estate Loans:
Construction & development	$2,222	$2,357	$-	$2,249	$5
Commercial real estate	11,032	12,886	-	12,904	77
Home equity lines	240	414	-	414	4
Residential real estate	2,631	2,926	-	2,937	25
Total real estate	16,125	18,583	-	18,504	111
Commercial & industrial	874	1,416	-	1,418	15
Consumer & other	1	1	-	2	-
Total loans	17,000	20,000	-	19,924	126
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	8,145	8,377	2,596	8,394	103
Home equity lines	511	544	227	544	2
Residential real estate	1,493	1,587	274	1,593	14
Total real estate	10,149	10,508	3,097	10,531	119
Commercial & industrial	140	150	89	153	2
Consumer & other	49	50	48	50	2
Total loans	10,338	10,708	3,234	10,734	123
Total impaired loans	$27,338	$30,708	$3,234	$30,658	$249
December 31, 2012
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,942	$2,074	$-	$2,114	$53
Commercial real estate	16,547	18,009	-	18,335	785
Home equity lines	414	608	-	608	17
Residential real estate	3,800	4,111	-	4,151	155
Total real estate	22,703	24,802	-	25,208	1,010
Commercial & industrial	1,103	1,697	-	2,170	42
Consumer & other	2	2	-	4	-
Total loans	23,808	26,501	-	27,382	1,052
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	3,177	3,180	1,309	3,181	177
Home equity lines	364	395	187	395	16
Residential real estate	616	631	134	656	38
Total real estate	4,157	4,206	1,630	4,232	231
Commercial & industrial	95	104	95	118	7
Consumer & other	50	50	50	50	3
Total loans	4,302	4,360	1,775	4,400	241
Total impaired loans	$28,110	$30,861	$1,775	$31,782	$1,293

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(in thousands)
Real Estate Loans:
Construction & development	$2,070	$1,778
Commercial real estate	6,515	7,908
Home equity lines	624	654
Residential real estate	634	1,551
Total real estate	9,843	11,891
Commercial & industrial	915	1,126
Consumer & other	48	50
Total loans	$10,806	$13,067

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at March 31, 2013 and December 31, 2012
	Construction & Development		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2013	2012	2013	2012	2013	2012
	(in thousands)
Pass	$52,424	$60,928	$162,561	$182,314	$63,537	$64,042
Special Mention	-	-	7,714	8,641	539	588
Criticized	3,867	3,741	22,844	24,303	1,894	1,893
TOTAL	$56,291	$64,669	$193,119	$215,258	$65,970	$66,523

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2013	2012	2013	2012	2013	2012
	(in thousands)
Pass	$44,291	$43,042	$58,294	$58,454	$5,942	$5,101
Special Mention	933	391	153	400	6	7
Criticized	4,484	5,424	2,223	2,397	48	62
TOTAL	$49,708	$48,857	$60,670	$61,251	$5,996	$5,170

During 2013 and 2012, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings.

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

There was $142,000 of available commitments for troubled debt restructurings outstanding at March 31, 2013.

The following tables present troubled debt restructurings as of March 31, 2013 and December 31, 2012:

Troubled Debt Restructurings
	March 31, 2013
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$153	1	$1,791	2	$1,944
Commercial real estate	14	11,185	6	2,589	20	13,774
Home equity lines	0	-	1	150	1	150
Residential real estate	16	2,982	1	11	17	2,993
Total real estate	31	14,320	9	4,541	40	18,861
Commercial & industrial	2	70	3	910	5	980
Consumer & other	1	1	1	48	2	49
Total loans	34	$14,391	13	$5,499	47	$19,890

	December 31, 2012
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$165	7	$1,606	8	$1,771
Commercial real estate	14	11,235	8	3,936	22	15,171
Home equity lines	0	-	1	150	1	150
Residential real estate	15	2,350	3	685	18	3,035
Total real estate	30	13,750	19	6,377	49	20,127
Commercial & industrial	2	70	5	1,066	7	1,136
Consumer & other	1	2	0	-	1	2
Total loans	33	$13,822	24	$7,443	57	$21,265

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

The following tables present newly restructured loans that occurred during the three months ended March 31, 2013 and 2012, respectively:

	New Troubled Debt Restructurings
	Three Months Ended March 31, 2013
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$-	0	$-	1	$-
Total real estate	0	-	0	-	1	-	0	-	1	-
Consumer & other	0	-	0	-	0	-	1	50	1	50
Total loans	0	$-	0	$-	1	$-	1	$50	2	$50

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$161	0	$-	1	$161
Total real estate	0	-	0	-	1	161	0	-	1	161
Consumer & other	0	-	0	-	0	-	1	48	1	48
Total loans	0	$-	0	$-	1	$161	1	$48	2	$209

	Three Months Ended March 31, 2012
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Commercial real estate	0	$-	0	$-	1	$123	0	$-	1	$123
Home equity lines	0	-	0	-	0	-	0	-	0	-
Total real estate	0	-	0	-	1	123	0	-	1	123
Commercial & industrial	0	-	0	-	1	835	0	-	1	835
Total loans	0	$-	0	$-	2	$958	0	$-	2	$958

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Commercial real estate	0	$-	0	$-	1	$122	0	$-	1	$122
Total real estate	0	-	0	-	1	122	0	-	1	122
Commercial & industrial	0	-	0	-	1	829	0	-	1	829
Total loans	0	$-	0	$-	2	$951	0	$-	2	$951

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2013 and 2012, respectively:

TDRs with a payment default occurring within 12 months of restructure

	During the three months ended
	March 31, 2013		March 31, 2012
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	1	$119	5	$7,134
Residential real estate	0	-	0	-
Total real estate	1	119	5	7,134
Commercial & industrial	0	-	3	1,606
Total loans	1	$119	8	$8,740

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities and certain corporate bonds that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and most corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. Gain or loss on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. There have been no changes in valuation techniques for the three months ended March 31, 2012; however, the Mortgage Division discontinued hedging during the first quarter of 2013 due to economic factors. All loans are currently sold on a “best efforts” basis where optional commitments are made with investors to sell loans shortly after optional commitments are consummated to originate loans with borrowers. Below is a summary of activity related to interest rate lock commitments for the three months ending March 31, 2013 and 2012.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2012 and 2011	$56	$47
Gains (losses) included in other income	(56)	112
Transfers in and out	-	-
Balance, March 31, 2013 and 2012	$-	$159

Assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At March 31, 2013:
Securities available-for-sale:
Municipal securities	$22,222	$-	$22,222	$-
Mortgage-backed securities	9,916	-	9,916	-
Corporate securities	14,293	9,842	4,451	-
Unrestricted stock	500	500	-	-
Total available-for-sale securities	46,931	10,342	36,589	-
Loans held for sale	77,440	-	77,440	-
Total	$124,371	$10,342	$114,029	$-

At December 31, 2012:
Securities available-for-sale:
Municipal securities	$18,347	$-	$18,347	$-
Mortgage-backed securities	11,003	-	11,003	-
Corporate securities	12,231	6,891	5,340	-
Unrestricted stock	455	455	-	-
Total available-for-sale securities	42,036	7,346	34,690	-
Loans held for sale	131,762	-	131,762	-
Interest rate lock commitments	56	-	-	56
Total	$173,854	$7,346	$166,452	$56

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2013 and December 31, 2012, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At March 31, 2013, the Company had no securities held to maturity.

Assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At March 31, 2013:
Impaired loans	$24,104	$-	$-	$24,104
Other real estate owned	7,555	-	-	7,555

At December 31, 2012:
Impaired loans	$26,335	$-	$-	$26,335
Other real estate owned	5,940	-	-	5,940

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
Description	March 31, 2013	Technique	Inputs	Input Value
	($ in thousands)

Impaired loans	$24,104	Appraised Value / Discounted Cash Flows / Market Value of Note	Appraisals and/or sales of comparable properties / Independent quotes	n/a

Other real estate owned	$7,555	Appraised Value / Comparable Sales / Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties / Independent quotes/bids / Forward sale contract values	n/a

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only. The assumptions used in estimating the fair value of these financial instruments are detailed below:

Net non-impaired loans held for investment: For variable rate loans, fair values are based on carrying values. Fixed rate commercial, other installment, and certain real estate mortgage loans are valued using discounted cash flows. The discount rates used to determine the present value of these loans are based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

Time deposits: Discounted cash flows have been used to value fixed rate and variable rate term deposits. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

Trust preferred subordinated debt: The fair value of trust preferred debt was determined by discounting cash flows using a rate 3% higher than the actual current rate over an estimated remaining term of 10.75 years in 2013 and eleven years in 2012. The trust preferred debt was issued at favorable rates in 2004, and current rates for subordinated debt with less favorable capital treatment is approximately 3% higher. Regulations have been proposed that would phase out our ability to include trust preferred debt in Tier 1 capital; however, final regulations have not been issued and any disallowed amounts for inclusion in Tier 1 capital would likely qualify for inclusion in Tier 2 capital.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at March 31, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013	(in thousands)
Financial Instruments - Assets
Net non-impaired loans held for investment	$397,411	$399,812	$-	$-	$399,812

Financial Instruments - Liabilities
Time deposits	173,389	175,054	-	-	175,054
Trust preferred subordinated debt	10,310	7,875	-	-	7,875

December 31, 2012
Financial Instruments - Assets
Investment securities held-to-maturity	$211	$225	$-	$225	$-
Net non-impaired loans held for investment	425,449	427,484	-	-	427,484

Financial Instruments - Liabilities
Time deposits	174,153	175,729	-	-	175,729
Trust preferred subordinated debt	10,310	7,833	-	-	7,833

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

The table below provides the carrying values of derivative instruments at December 31, 2012:

	Carrying Value	Carrying Value	Gain (Loss)	Notional Amount
Derivatives designated as	of Assets	of Liabilities	in Income	of Derivative
hedging instruments:	(in thousands)

At December 31, 2012:
Mortgage loan rate lock commitments	$56	$-	$56	$-

Mortgage-backed securities forward sales	$-	$16	$(16)	$5,250

Prior to October 2010, the Company sold mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans were consummated at approximately the same time that optional commitments were given to borrowers to originate the loans. The Company changed from hedging a small portion of its loans in 2012 to complete best efforts sales in the first quarter of 2013. The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at March 31, 2013 and December 31, 2012;

	March 31, 2013			December 31, 2012
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$77,440	$76,849	$591	$131,762	$130,539	$1,223

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of income. The following table details net (losses) resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of income during the three months ended March 31, 2013 and 2012, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net gains (losses) resulting from changes in fair value	$(633)	$(59)

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The Company implemented this guidance in the period ended December 31, 2011. The adoption of these amendments, which are applied retrospectively, affected the presentation of the Company’s consolidated financial statements, but did not change the items that are reported in other comprehensive income. In December 2011, the FASB further amended this topic with ASU No. 2011-12 to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic with ASU No. 2013-02 to clarify the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis beginning January 1, 2013. These amendments did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments were effective for reporting periods beginning on or after January 1, 2013 and required retrospective presentation for all comparative periods presented. Additionally, in January 2013, the FASB further amended this topic with ASU No. 2013-01 to clarify that the amendments apply only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to an enforceable master netting arrangement or similar agreement. These amendments did not have a material impact on the Company’s consolidated financial statements.

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to March 31, 2013. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2013 and December 31, 2012, pre-approved but unused lines of credit for loans totaled approximately $138,409,000 and $118,608,000, respectively. In addition, we had $1,694,000 and $1,904,000 in standby letters of credit at March 31, 2013 and December 31, 2012, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem, and mortgage loan offices in Burlington, Hillsborough, Raleigh, and Chapel Hill. Total future minimum lease payments, excluding renewal options, at March 31, 2013 under the leases are as follows:

(in thousands)
Due in one year	$505
Due in Years 2 and 3	912
Due in Years 4 and 5	475
Due after Year 5	2,852
$4,744

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

Comparison of Financial Condition

Assets. Our total assets decreased by $17.1 million, or 2.5%, from $691.9 million at December 31, 2012, to $674.8 million at March 31, 2013. During the three months ended March 31, 2013, cash and due from banks, interest-bearing deposits with banks and investment securities increased by $68.4 million while loans held for sale decreased $54.3 million, and loans held for investment decreased $30.0 million. The decrease in loans held for sale was expected as loans outstanding had risen to above targeted levels at December 31, 2012 due to delays in processing loan sales prior to yearend. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in 2010, 2011, 2012, and the first three months of 2013. The slowing demand in 2013 was partially due to increased competition.

Liabilities. Total deposits decreased by $5.0 million, or 0.8%, from $590.9 million at December 31, 2012, to $586.0 million at March 31, 2013. Due to the decline in loans and excess liquidity, deposits were not promoted during the quarter. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB’) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements increased $1.2 million and FHLB advances were down $13 million in the first three months of 2013. The decrease in FHLB advances represented short term advances that had been used to fund the increase in loans held for sale at December 31, 2012. We had approximately $32.5 million in out-of-market time deposits from other institutions and $17.4 million in brokered deposits at March 31, 2013, a decrease of $0.2 million in these two types of accounts from December 31, 2012.

Stockholders’ Equity. Total stockholders’ equity increased $1.5 million at March 31, 2013 to $55.4 million from $53.9 million at December 31, 2012, due primarily to retained net income.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

General. Net income was $1,718,000 and $1,228,000 for the first quarter of 2013 and 2012, respectively. Net income available to common stockholders was $1,414,000, or $0.42 per diluted share, for the three months ended March 31, 2013 compared to $926,000, or $0.27 per diluted share, for the three months ended March 31, 2012. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. Higher net income in 2013 resulted primarily from a decline in the provision for loan losses. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. While economic conditions have not improved substantially since 2011 in our primary markets, loan charge-offs have declined and the risk in the loan portfolio has declined as evidenced by a decrease in impaired loans.

Net interest income. Net interest income of $6,063,000 for the three months ended March 31, 2013 increased $14,000 from the first quarter of 2012. The net yield on interest earning assets, adjusted to a fully taxable basis, decreased to 3.94% in the first quarter of 2013 from 3.98% in the first quarter of 2012. The decrease in the net yield on interest earning assets of 4 basis points in 2013 was offset by an increase in average interest-earning assets by $13.6 million. The increase in interest-earning assets was primarily due to growth in non-interest-bearing demand deposits. The decline in the net yield on interest-earning assets is expected to continue into the second quarter of 2013 due to the decline in loans in the first quarter of 2013 and due to increased competitive pressures for loans in our markets. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2013 and 2012.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended March 31,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)

Interest-earning assets
Interest bearing deposits	$45,549	$18	0.16%	$20,163	$10	0.20%
Non-taxable investments (2.)	11,448	158	5.60%	11,107	160	5.79%
Taxable investments	31,147	248	3.23%	32,626	306	3.77%
Loans held for sale	91,839	789	3.48%	73,084	711	3.91%
Loans (3.)	449,704	5,931	5.35%	479,121	6,374	5.35%
Interest-earning assets	629,687	7,144		616,101	7,561
Interest-earning assets			4.60%			4.94%

Non interest-earning assets	48,686			47,831

Total assets	$678,373			$663,932

Interest-bearing liabilities
Interest checking	$41,130	$13	0.13%	$35,193	$22	0.25%
Money market and savings	297,956	307	0.42%	286,638	526	0.74%
Time certificates and IRAs	173,476	520	1.22%	207,574	709	1.37%
Other borrowings	27,741	188	2.75%	24,530	202	3.31%
Total interest-bearing liabilities	540,303	1,028		553,935	1,459
Cost on average
Interest-bearing liabilities			0.77%			1.06%
Non-interest-bearing liabilities
Demand deposits	76,952			57,446
Other liabilities	6,449			5,350
Total non-interest-bearing Liabilities	83,401			62,796
Total liabilities	623,704			616,731
Stockholders' equity	54,669			47,201
Total liabilities and equity	$678,373			$663,932
Net interest income		$6,116			$6,102
Net yield on average interest-earning assets			3.94%			3.98%
Interest rate spread			3.83%			3.88%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $400,000 and $1,460,000 for the three months ended March 31, 2013 and 2012, respectively. The amount of the provision for loan losses decreased in 2013 primarily because of a decrease in loans outstanding and a decline in net loan charge-offs which positively impacted the historical losses used to calculate the allowance for loan losses on non-impaired loans. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $4,314,000 for the three months ended March 31, 2013, as compared to $3,619,000 for the three months ended March 31, 2012. Service charges decreased $31,000, or 11.0%, and mortgage banking income increased $726,000, or 22.9%, during the first quarter of 2013 compared to the first quarter of 2012.

Non-interest expense. Total non-interest expense amounted to $7,382,000 and $6,510,000 for the three months ended March 31, 2013 and 2012, respectively. Salaries and employee benefits increased $718,000, or 17.8%, primarily from expansion of our Mortgage Division and related support staff, and from merit increases. The number of full-time equivalent employees increased to 215 at March 31, 2013 from 184 at March 31, 2012. Other expenses were $172,000 higher in 2013 due to increased loan related charges, primarily for the mortgage division. Lower expenses were incurred in the first quarter of 2013 in the areas of foreclosed property expense, professional fees, and FDIC insurance.

Income taxes. Income tax expense was $877,000, or 33.8% of net income before income taxes, for the three month period ended March 31, 2013, as compared to $470,000, or 27.7% of net income before income taxes, for the three month period ended March 31, 2012. Non-taxable income was a higher percentage of pre-tax income in 2012 which accounted for the lower effective tax rate in 2012.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $18,361,000 at March 31, 2013, compared to $19,007,000 at December 31, 2012. Non-performing assets, as a percentage of total assets, was 2.72% at March 31, 2013, compared to 2.75% at December 31, 2012. There were $0 and $33,000 loans 90 days or more past due and still accruing interest at March 31, 2013 and December 31, 2012, respectively. Other real estate owned was $7,555,000 at March 31, 2013 and $5,940,000 at December 31, 2012. Although non-performing assets were stable during the first quarter of 2013, they declined substantially during 2011 and 2012 due to success in disposing of problem loans and assets, from reduction in new additions to non-performing assets, and from an improved economy. The economic conditions in our primary markets in North Carolina, while improved, continued to be stressed during 2013 and 2012 with elevated unemployment levels. The seasonally adjusted unemployment rate in North Carolina decreased to 9.2% in March 2013 from 9.4% in December 2012 and 10.4% in December 2011. North Carolina’s seasonally adjusted unemployment rate of 9.2% compares unfavorably to 7.6% for the United States. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to the slow economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $3,234,000 at March 31, 2013 from $1,775,000 at December 31, 2012, and impaired loans decreased to $27,338,000 at March 31, 2013 from $28,110,000 at December 31, 2012. The specific portion of our allowance relating to impaired loans increased in 2013 primarily because we utilized more conservative assumptions in calculating the present value of future cash flows related to the impairment on several loans to one borrower. The general portion of our allowance for loan losses decreased to $7,005,000 on non-impaired loans of $404,416,000 at March 31, 2013 from $8,169,000 on non-impaired loans of $433,615,000 at December 31, 2012. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.20% on loans secured by multi-family properties to 3.94% on construction and development loans, to categories of non-impaired loans at each period end. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as the changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses, including an unallocated allowance, decreased from $1,207,000 at December 31, 2012 to $622,000 at March 31, 2013 because of continued improvement in delinquency trends, lower levels of non-accruing loans, and lower loan charge-offs.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $105,000 for the three months ended March 31, 2013 compared to $762,000 for the same period in 2012.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first three months of 2013, we increased our levels of short-term liquidity due to a decrease in our loans held for sale and loans held for investment. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, increased to $78.9 million at March 31, 2013 from $15.1 million at December 31, 2012. We also have substantial secondary sources of liquidity in the form of unused secured lines of credit from the FHLB and the Federal Reserve of approximately $171 million at March 31, 2013.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2013 and December 31, 2012, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank continued to exceed its internal goal of maintaining Tier 1 capital to average assets of 8% in 2013 through earnings. Tier 1 capital to average assets for Carolina Bank was 9.34% at March 31, 2013 compared to 9.23% at December 31, 2012. Carolina Bank Holdings, Inc. is current on its preferred stock dividends and on its trust preferred interest payments.

Due to our strong growth in recent years and our anticipation of continued growth, we increased our capital in January 2009 by issuing $16 million in preferred stock to the United States Treasury under the Capital Purchase Program. Carolina Bank also issued approximately $9.3 million in subordinated debt through a private placement in the third quarter of 2008 to increase capital at the bank level. The Treasury sold our preferred stock to private investors in the first quarter of 2013, and we re-purchased and cancelled a warrant to purchase our common stock from the Treasury for $1,800,000 in April 2013.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2013. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2013. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4. (Reserved)

Item 6. Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2013, in XBRL (eXetensible Business Reporting Language). *

Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933 , as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: May 14, 2013	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 14, 2013	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

