Form 10-Q
period 2013-06-30
CAROLINA BANK HOLDINGS INC
filed 2013-08-12
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

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

There were 3,419,618 shares of the Issuer’s common stock, $1.00 par value per share, outstanding as of August 9, 2013.

CAROLINA BANK HOLDINGS, INC.

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$6,904	$7,913
Interest-bearing deposits with banks	93,245	7,186
Securities available-for-sale, at fair value	49,445	42,036
Securities held-to-maturity	9,294	211
Loans held for sale	56,403	131,762
Loans	418,158	461,728
Less allowance for loan losses	(10,131)	(9,944)
Net loans	408,027	451,784
Premises and equipment, net	17,362	17,732
Other real estate owned	4,031	5,940
Bank-owned life insurance	10,948	10,765
Other assets	13,830	16,539
Total assets	$669,489	$691,868

Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing demand	$76,754	$73,032
NOW, money market and savings	337,446	343,740
Time	167,204	174,153
Total deposits	581,404	590,925

Advances from the Federal Home Loan Bank	2,934	15,982
Securities sold under agreements to repurchase	3,237	1,950
Subordinated debentures	19,601	19,563
Other liabilities and accrued expenses	8,121	9,586
Total liabilities	615,297	638,006

Commitments and contingencies - Note O

Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares;
issued and outstanding 16,000 shares	15,783	15,573
Common stock, $1 par value; authorized 20,000,000 shares;
issued and outstanding 3,419,013 in 2013 and 3,387,045 in 2012	3,419	3,387
Common stock warrants	-	1,841
Additional paid-in capital	16,168	15,906
Retained earnings	17,985	15,408
Stock in directors' rabbi trust	(1,186)	(1,050)
Directors' deferred fees obligation	1,186	1,050
Accumulated other comprehensive income	837	1,747
Total stockholders’ equity	54,192	53,862
Total liabilities and stockholders’ equity	$669,489	$691,868

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Interest income
Loans	$6,122	$6,887	$12,841	$13,972
Investment securities, taxable	260	313	508	619
Investment securities, non taxable	107	100	213	207
Interest from deposits in banks	67	21	85	31
Total interest income	6,556	7,321	13,647	14,829

Interest expense
NOW, money market and savings	276	521	596	1,069
Time deposits	503	664	1,023	1,373
Other borrowed funds	187	197	375	399
Total interest expense	966	1,382	1,994	2,841

Net interest income	5,590	5,939	11,653	11,988
Provision for loan losses	100	-	500	1,460
Net interest income after provision for loan losses	5,490	5,939	11,153	10,528
Non-interest income
Service charges	295	318	547	601
Mortgage banking income	3,586	4,356	7,481	7,525
Gain on sale of investment securities	170	-	192	-
Other	155	134	300	301
Total non-interest income	4,206	4,808	8,520	8,427

Non-interest expense
Salaries and benefits	4,610	4,404	9,358	8,434
Occupancy and equipment	747	677	1,494	1,359
Foreclosed property expense	547	574	878	973
Professional fees	355	263	541	520
Outside data processing	195	215	454	421
FDIC insurance	79	207	248	422
Advertising and promotion	285	205	491	380
Stationery, printing and supplies	181	167	334	302
Other	535	613	1,118	1,024
Total non-interest expense	7,534	7,325	14,916	13,835

Income before income taxes	2,162	3,422	4,757	5,120
Income tax expense	692	1,154	1,569	1,624
Net income	1,470	2,268	3,188	3,496
Dividends and accretion on preferred stock	306	307	611	609
Net income available to common stockholders	$1,164	$1,961	$2,577	$2,887
Net income per common share
Basic	$0.34	$0.58	$0.76	$0.85
Diluted	$0.34	$0.58	$0.75	$0.85

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$1,470	$2,268	$3,188	$3,496

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	(1,203)	200	(1,186)	736
Tax effect	409	(68)	403	(250)
Reclassification of gains recognized in net income	(170)	-	(192)	-
Tax effect	58	-	65	-
	(906)	132	(910)	486
Comprehensive income	$564	$2,400	$2,278	$3,982

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2012	$15,573	$3,38	$1,841	$15,906	$15,408	$(1,050)	$1,050	$1,747	$53,862

Net income	-	-	-	-	3,188	-	-	-	3,188
Other comprehensive loss,
net of tax	-	-	-	-	-	-	-	(910)	(910)

Directors' fees deferred less
payment of deferred fees	-	-	-	-	-	(136)	136	-	-
Stock options exercised	-	32	-	262	-	-	-	-	294
Repurchase of comon stock warrants	-	-	(1,841)	-	-	-	-	-	(1,841)

Accretion of preferred
stock discount	210	-	-	-	(210)	-	-	-	-
Preferred stock dividends	-	-	-	-	(401)	-	-	-	(401)

Balance, June 30, 2013	$15,783	$3,419	$-	$16,168	$17,985	$(1,186)	$1,186	$837	$54,192

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months
	Ended June 30,
	2013	2012
Cash flows from operating activities	(in thousands)
Net income	$3,188	$3,496
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for loan losses	500	1,460
Depreciation	424	441
Increase in cash surrender value of bank-owned life insurance	(183)	(188)
Stock-based compensation expense	-	18
Common stock warrants repurchased for less than book value	(41)	-
Deferred income taxes	499	758
Accretion, net	(33)	(35)
Amortization of subordinated debt discount	38	37
Decrease (increase) in fair value of loans held for sale	934	(51)
(Gain) loss on sale of other real estate owned	21	(46)
Gain on sale of investments	(192)	-
Gain on sale of loans held for sale	(8,763)	(7,577)
Impairment of other real estate owned	607	606
Proceeds from sale of loans held for sale	655,857	563,157
Originations of loans held for sale	(572,669)	(521,282)
(Increase) decrease in other assets	2,679	(1,342)
Increase (decrease) in other liabilities and accrued expenses	(645)	1,544
Net cash provided by operating activities	82,221	40,996

Cash flows from investing activities
Purchases of investment securities available-for-sale	(10,758)	(4,386)
Purchases of investment securities held-to-maturity	(9,296)	-
Maturities and calls of securities available-for-sale	247	1,035
Repayments from mortgage-backed securities available-for-sale	1,108	1,461
Repayments from mortgage-backed securities held-to-maturity	46	79
Net decrease in loans	41,315	23,375
Proceeds from sales of investment securities	1,007	-
Improvements to other real estate owned	(6)	(177)
Purchases of premises and equipment	(54)	(433)
Proceeds from sales of other real estate owned	3,229	2,332
Net cash provided by investing activities	26,838	23,286

Cash flows from financing activities
Net decrease in deposits	(9,521)	(4,536)
Net decrease in Federal Home Loan Bank Advances	(13,048)	(46)
Increase in securities sold under agreements to repurchase	1,287	3,567
Proceeds from exercise of stock options	294	-
Repurchase of common stock warrants	(1,800)	-
Dividends paid	(1,221)	(415)
Net cash used for financing activities	(24,009)	(1,430)

Net increase in cash and cash equivalents	85,050	62,852
Cash and cash equivalents at beginning of period	15,099	13,311
Cash and cash equivalents at end of period	$100,149	$76,163

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,904	$2,953
Cash paid during the period for income taxes	$905	$1,850
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$1,942	$2,371
Dividends declared but not paid	$-	$405
Accretion of preferred stock discount	$210	$194
Change in unrealized gains on securities available-for-sale, net of tax	$(910)	$486

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina and operates under the laws of North Carolina, the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has eight full-service banking locations, comprised of four in Greensboro and one in each of Asheboro, Burlington, High Point, and Winston-Salem. A wholesale mortgage division is located at the Greensboro corporate headquarters, and retail residential mortgage loan production offices are located in Burlington, Chapel Hill, Hillsborough, and Raleigh. All offices, except the Chapel Hill, Raleigh and Hillsborough mortgage loan production offices, are in the Piedmont Triad region of North Carolina.

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for future annual periods.

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

There were no stock option grants in 2012 or the first six months of 2013. The fair value of employee plan options granted in December 2007 was $178,000 and was expensed over a five year vesting period. Total expense related to the 2007 grants was $0 and $18,000 in the first six months of 2013 and 2012, respectively. At June 30, 2013, there was no unrecognized compensation cost related to unvested share-based compensation.

31,968 new shares of common stock were issued in the first six months of 2013 as a result of the exercise of incentive stock options.

Note F - Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the three and six months ended June 30, 2013 and 2012, basic earnings per share has been computed based upon the weighted average common shares outstanding as shown below.

The only potential issuances of Company stock are stock options granted to various officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net income available to common stockholders	$1,164	$1,961	$2,577	$2,887

Weighted average outstanding shares - basic	3,403	3,387	3,396	3,387
Dilutive effect of stock options and warrants	20	-	21	-
Weighted average shares - diluted	3,423	3,387	3,417	3,387

Diluted net income per share	$0.34	$0.58	$0.75	$0.85

For the three months ended June 30, 2013 and 2012, there were stock options and warrants covering 0 and 514,256 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Treasury’s Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount for the first six months of 2013 and 2012 was $210,000 and $194,000, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

The U S. Treasury sold its holding of $16 million in preferred stock to private investors in February 2013, and the warrant to the U.S. Treasury was repurchased by the Company for $1.8 million in April 2013. The Company plans to retire $5 million of its outstanding preferred stock in August 2013.

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

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,291,000 and $9,253,000 at June 30, 2013 and December 31, 2012, respectively, and qualify as Tier 2 capital for the Bank. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issuance and are being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers’ acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have three principal business segments in 2013 and 2012, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2010. Financial performance, reflective of inter-company eliminations, for the three and six months ended June 30, 2013 and 2012, and selected balance sheet information, reflective of inter-company eliminations, at June 30, 2013 and 2012 for each segment is as follows:

	Three months ended June 30, 2013				Three months ended June 30, 2012
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$6,079	$475	$2	$6,556	$6,614	$705	$2	$7,321
Interest expense	430	476	60	966	614	703	65	1,382
Net interest income	5,649	(1)	(58)	5,590	6,000	2	(63)	5,939
Provision for loan losses	100	-	-	100	-	-	-	-
Net interest income after
provision for loan losses	5,549	(1)	(58)	5,490	6,000	2	(63)	5,939
Non-interest income	622	3,584	-	4,206	452	4,356	-	4,808
Non-interest expense	4,535	2,964	35	7,534	4,650	2,623	52	7,325
Income (loss) before income taxes	1,636	619	(93)	2,162	1,802	1,735	(115)	3,422
Income tax (benefit) expense	478	246	(32)	692	509	684	(39)	1,154
Net income (loss)	$1,158	$373	$(61)	$1,470	$1,293	$1,051	$(76)	$2,268

Total Assets	$610,950	$58,116	$423	$669,489	$617,997	$59,141	$338	$677,476
Net Loans	408,027	56,403	-	464,430	448,032	57,708	-	505,740
Equity	2,286	1,060	50,846	54,192	1,935	1,693	46,515	50,143

	Six months ended June 30, 2013				Six months ended June 30, 2012
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$12,379	$1,264	$4	$13,647	$13,409	$1,416	$4	$14,829
Interest expense	610	1,265	119	1,994	1,294	1,416	131	2,841
Net interest income	11,769	(1)	(115)	11,653	12,115	-	(127)	11,988
Provision for loan losses	500	-	-	500	1,460	-	-	1,460
Net interest income after
provision for loan losses	11,269	(1)	(115)	11,153	10,655	-	(127)	10,528
Non-interest income	1,041	7,479	-	8,520	902	7,525	-	8,427
Non-interest expense	9,075	5,716	125	14,916	9,033	4,729	73	13,835
Income (loss) before income taxes	3,235	1,762	(240)	4,757	2,524	2,796	(200)	5,120
Income tax (benefit) expense	949	702	(82)	1,569	589	1,103	(68)	1,624
Net income (loss)	$2,286	$1,060	$(158)	$3,188	$1,935	$1,693	$(132)	$3,496

Total Assets	$610,950	$58,116	$423	$669,489	$617,997	$59,141	$338	$677,476
Net Loans	408,027	56,403	-	464,430	448,032	57,708	-	505,740
Equity	2,286	1,060	50,846	54,192	1,935	1,693	46,515	50,143

The Mortgage Division has experienced strong growth in originations since its establishment in 2007 due to low interest rates and due to the purchase of a retail mortgage loan production office in July of 2010 which was expanded into new cities and into several of our branch offices. The mortgage division increased its staffing and overhead in 2012 to meet the increased demand and to comply with expanded compliance and quality control regulations. Non-interest income from the mortgage division decreased in the three months ending June 30, 2013 compared to the three months ending June 30, 2012 due to higher interest rates; however, non-interest expenses increased in the 2013 period due to the overhead added in the last half of 2012. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty expenses and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $100,000 and $163,000 for the three months ended June 30, 2013 and 2012, respectively, and were $309,000 and $291,000 for the six months ended June 30, 2013 and 2012, respectively. The warranty liability, which is available to fund future warranty claims, was $1,831,000 and $1,624,000 at June 30, 2013 and December 31, 2012, respectively. Ten warranty claims totaling $720,000 have been paid since establishment of the mortgage division in 2007. In addition, three loans with a total current principal balance of $1,747,000 and fair value of $1,483,000 have been repurchased and are included in loans held for sale at fair value.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
June 30, 2013

Available-for-sale
Municipal securities	$22,416	$756	$238	$22,934
FNMA, FHLMC, and GNMA
mortgage-backed securities	10,628	603	32	11,199
Corporate securities	15,091	231	88	15,234
Unrestricted stock	42	36	-	78
	$48,177	$1,626	$358	$49,445

Held-to-maturity
Municipal securities	$4,345		$112	4,233
FNMA mortgage-backed securities	4,949	-	111	4,838
	$9,294	$-	$223	$9,071

December 31, 2012

Available-for-sale
Municipal securities	$16,938	$1,414	$5	$18,347
FNMA, FHLMC, and GNMA
mortgage-backed securities	10,127	876	-	11,003
Corporate securities	12,059	264	92	12,231
Unrestricted stock	266	189	-	455
	$39,390	$2,743	$97	$42,036

Held-to-maturity
FNMA and GNMA
mortgage-backed securities	211	14	-	225
	$211	$14	$-	$225

The scheduled maturities of debt securities available-for-sale and held-to-maturity at June 30, 2013 were as follows:

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$949	$959	$-	$-
Due from one to five years	10,221	10,383	-	-
Due from five to ten years	11,557	11,927	1,372	1,327
Over ten years	14,780	14,899	2,973	2,906
Mortgage-backed securities	10,628	11,199	4,949	4,838
	$48,135	$49,367	$9,294	$9,071

Investments are periodically evaluated for any impairment which would be deemed other than temporary. Based upon these evaluations, the Company did not deem any debt securities to be impaired during 2012 or the first six months of 2013. The deterioration in value is primarily attributable to changes in market demand for securities and increases in interest rates, not changes in the credit risk of the issuers, and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity.  The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. Information pertaining to temporarily impaired securities with gross unrealized losses at June 30, 2013 and December 31, 2012, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
June 30, 2013:
Municipal securities	10	$11,263	$350	0	$-	$-	10	$11,263	$350
FNMA and FHLMC
mortgage-backed securities	2	6,834	143	0	-	-	2	6,834	143
Corporate securities	4	3,390	88	0	-	-	4	3,390	88
Total	16	$21,487	$581	0	$-	$-	16	$21,487	$581

December 31, 2012:
Municipal securities	1	$598	$5	0	$-	$-	1	$598	$5
Corporate securities	3	2,378	92	0	-	-	3	2,378	92
Total	4	$2,976	$97	0	$-	$-	4	$2,976	$97

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first six months of 2013 and 2012 and related asset balances at June 30, 2013 and December 31, 2012 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial &	Consumer
	Development	Real Estate	Lines	Real Estate	Industrial	& Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
2013
Beginning of year balance	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Provision for loan losses	(1,084)	972	(84)	(133)	114	(81)	796	500
Charge-offs	(73)	(173)	(32)	(8)	(251)	(53)	-	(590)
Recoveries	20	5	-	14	214	24	-	277
Balance at June 30,	$1,212	$4,872	$493	$736	$1,962	$23	$833	$10,131
2012
Beginning of year balance	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Provision for loan losses	(450)	1,592	(198)	357	920	106	33	2,360
Charge-offs	(159)	(1,318)	(324)	(498)	(2,142)	(20)	-	(4,461)
Recoveries	10	104	5	10	122	1	-	252
Balance at December 31,	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944

Balances at June 30, 2013
Allowance for loan losses:
Balance at June 30,	$1,212	$4,872	$493	$736	$1,962	$23	$833	$10,131
Ending balance individually
evaluated for impairment	$73	$3,239	$81	$271	$1,051	$-	$-	$4,715
Ending balance collectively
evaluated for impairment	$1,139	$1,633	$412	$465	$911	$23	$833	$5,416
Loans Outstanding:
Balance at June 30,	$40,202	$191,681	$67,389	$49,490	$63,970	$5,426	$-	$418,158
Ending balance individually
evaluated for impairment	$1,941	$24,609	$754	$5,354	$2,394	$-	$-	$35,052
Ending balance collectively
evaluated for impairment	$38,261	$167,072	$66,635	$44,136	$61,576	$5,426	$-	$383,106

Balances at December 31, 2012
Allowance for loan losses:
Balance at December 31,	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Ending balance individually
evaluated for impairment	$-	$1,309	$187	$134	$95	$50	$-	$1,775
Ending balance collectively
evaluated for impairment	$2,349	$2,759	$422	$729	$1,790	$83	$37	$8,169
Loans Outstanding:
Balance at December 31,	$64,669	$215,258	$66,523	$48,857	$61,251	$5,170	$-	$461,728
Ending balance individually
evaluated for impairment	$1,942	$19,724	$778	$4,416	$1,198	$52	$-	$28,110
Ending balance collectively
evaluated for impairment	$62,727	$195,534	$65,745	$44,441	$60,053	$5,118	$-	$433,618

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
	30-59	60-89	90 Days	Total		Total	or More
	Days	Days	or More	Past Due	Current	Loans	& Accruing
At June 30, 2013	(in thousands)
Real Estate Loans:
Construction & development	$357	$-	$949	$1,306	$38,896	$40,202	$-
Commercial real estate	-	53	12,111	12,164	179,517	191,681	-
Home equity lines	-	51	627	678	66,711	67,389	-
Residential real estate	381	-	1,506	1,887	47,603	49,490	-
Total real estate	738	104	15,193	16,035	332,727	348,762	-
Commercial & industrial	2,288	-	1,662	3,950	60,020	63,970	354
Consumer & other	-	-	-	-	5,426	5,426	-
Total loans	$3,026	$104	$16,855	$19,985	$398,173	$418,158	$354

At December 31, 2012
Real Estate Loans:
Construction & development	$-	$-	$1,778	$1,778	$62,891	$64,669	$-
Commercial real estate	-	-	7,908	7,908	207,350	215,258	-
Home equity lines	27	-	654	681	65,842	66,523	-
Residential real estate	665	-	1,584	2,249	46,608	48,857	33
Total real estate	692	-	11,924	12,616	382,691	395,307	33
Commercial & industrial	67	-	1,126	1,193	60,058	61,251	-
Consumer & other	1	-	50	51	5,119	5,170	-
Total loans	$760	$-	$13,100	$13,860	$447,868	$461,728	$33

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At June 30, 2013 and December 31, 2012, the total recorded investment in impaired loans amounted to approximately $35,052,000 and $28,110,000, respectively. Of these impaired loans, $16,501,000 and $13,067,000 were on non-accrual at June 30, 2013 and December 31, 2012, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
June 30, 2013	(in thousands)
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,073	$1,267	$-	$1,340	$12
Commercial real estate	10,745	11,377	-	11,407	174
Home equity lines	387	529	-	529	8
Residential real estate	3,352	3,505	-	3,517	55
Total real estate	15,557	16,678	-	16,793	249
Commercial & industrial	1,285	1,823	-	1,822	38
Consumer & other	-	-	-	1	-
Total loans	16,842	18,501	-	18,616	287
With an allowance recorded
Real Estate Loans:
Construction & development	868	868	73	868	29
Commercial real estate	13,864	15,435	3,239	15,485	251
Home equity lines	367	404	81	404	6
Residential real estate	2,002	2,190	271	2,209	35
Total real estate	17,101	18,897	3,664	18,966	321
Commercial & industrial	1,109	1,119	1,051	1,135	31
Consumer & other	-	-	-	-	-
Total loans	18,210	20,016	4,715	20,101	352
Total impaired loans	$35,052	$38,517	$4,715	$38,717	$639
December 31, 2012
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,942	$2,074	$-	$2,114	$53
Commercial real estate	16,547	18,009	-	18,335	785
Home equity lines	414	608	-	608	17
Residential real estate	3,800	4,111	-	4,151	155
Total real estate	22,703	24,802	-	25,208	1,010
Commercial & industrial	1,103	1,697	-	2,170	42
Consumer & other	2	2	-	4	-
Total loans	23,808	26,501	-	27,382	1,052
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	3,177	3,180	1,309	3,181	177
Home equity lines	364	395	187	395	16
Residential real estate	616	631	134	656	38
Total real estate	4,157	4,206	1,630	4,232	231
Commercial & industrial	95	104	95	118	7
Consumer & other	50	50	50	50	3
Total loans	4,302	4,360	1,775	4,400	241
Total impaired loans	$28,110	$30,861	$1,775	$31,782	$1,293

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(in thousands)
Real Estate Loans:
Construction & development	$949	$1,778
Commercial real estate	12,111	7,908
Home equity lines	627	654
Residential real estate	1,506	1,551
Total real estate	15,193	11,891
Commercial & industrial	1,308	1,126
Consumer & other	-	50
Total loans	$16,501	$13,067

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

·	Pass - Acceptable loans
·	Special Mention - Loans with potential identified weaknesses in administration or servicing.
·	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at June 30, 2013 and December 31, 2012
	Construction & Development		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2013	2012	2013	2012	2013	2012
	(in thousands)
Pass	$37,035	$60,928	$163,279	$182,314	$65,266	$64,042
Special Mention	868	-	6,761	8,641	34	588
Criticized	2,299	3,741	21,641	24,303	2,089	1,893
TOTAL	$40,202	$64,669	$191,681	$215,258	$67,389	$66,523

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2013	2012	2013	2012	2013	2012
	(in thousands)
Pass	$43,515	$43,042	$58,835	$58,454	$5,396	$5,101
Special Mention	1,135	391	3,816	400	30	7
Criticized	4,840	5,424	1,319	2,397	-	62
TOTAL	$49,490	$48,857	$63,970	$61,251	$5,426	$5,170

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

  Rate Modification - A modification in which the interest rate is changed.

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

There were $197,000 commitments for troubled debt restructurings outstanding at June 30, 2013.

The following tables present troubled debt restructurings as of June 30, 2013 and December 31, 2012:

Troubled Debt Restructurings

	June 30, 2013
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
		($ in thousands)
Real Estate Loans:
Construction & development	1	$124	4	$730	5	$854
Commercial real estate	13	11,014	6	2,617	19	13,631
Home equity lines	0	-	1	150	1	150
Residential real estate	16	2,959	1	10	17	2,969
Total real estate	30	14,097	12	3,507	42	17,604
Commercial & industrial	2	54	3	883	5	937
Consumer & other	0	-	0	-	0	-
Total loans	32	$14,151	15	$4,390	47	$18,541

	December 31, 2012
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
		($ in thousands)
Real Estate Loans:
Construction & development	1	$165	7	$1,606	8	$1,771
Commercial real estate	14	11,235	8	3,936	22	15,171
Home equity lines	0	-	1	150	1	150
Residential real estate	15	2,350	3	685	18	3,035
Total real estate	30	13,750	19	6,377	49	20,127
Commercial & industrial	2	70	5	1,066	7	1,136
Consumer & other	1	2	0	-	1	2
Total loans	33	$13,822	24	$7,443	57	$21,265

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

The following tables present newly restructured loans that occurred during the three months ended June 30, 2013 and 2012, respectively:

	New Troubled Debt Restructurings
	Three Months Ended June 30, 2013
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$-	0	$-	1	$-
Total real estate	0	-	0	-	1	-	0	-	1	-
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	1	$-	0	$-	1	$-

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$155	0	$-	1	$155
Total real estate	0	-	0	-	1	155	0	-	1	155
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	1	$155	0	$-	1	$155

	Three Months Ended June 30, 2012
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$32	1	$-	0	$-	0	$-	2	$32
Commercial real estate	0	-	1	81	0	-	0	-	1	81
Total real estate	1	32	2	81	0	-	0	-	3	113
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$32	2	$81	0	$-	0	$-	3	$113

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$29	1	$211	0	$-	0	$-	2	$240
Commercial real estate	0	-	1	80	0	-	0	-	1	80
Total real estate	1	29	2	291	0	-	0	-	3	320
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$29	2	$291	0	$-	0	$-	3	$320

The following tables present newly restructured loans that occurred during the six months ended June 30, 2013 and 2012, respectively:

	New Troubled Debt Restructurings
	Six Months Ended June 30, 2013
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	2	$-	0	$-	2	$-
Total real estate	0	-	0	-	2	-	0	-	2	-
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	2	$-	0	$-	2	$-

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	2	$419	0	$-	2	$419
Total real estate	0	-	0	-	2	419	0	-	2	419
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	2	$419	0	$-	2	$419

	Six Months Ended June 30, 2012
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$32	2	$-	0	$-	0	$-	3	$32
Commercial real estate	0	-	1	81	1	123	0	-	2	204
Total real estate	1	32	3	81	1	123	0	-	5	236
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$32	3	$81	1	$123	0	$-	5	$236

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$29	2	$523	0	$-	0	$-	3	$552
Commercial real estate	0	-	1	80	1	121	0	-	2	201
Total real estate	1	29	3	603	1	121	0	-	5	753
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$29	3	$603	1	$121	0	$-	5	$753

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six months ended June 30, 2013 and 2012, respectively:

TDRs with a payment default occurring within 12 months of restructure
	During the three months ended
	June 30, 2013		June 30, 2012
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	0	$-	1	$64
Residential real estate	0	-	0	-
Total real estate	0	-	1	64
Commercial & industrial	0	-	2	812
Total loans	0	$-	3	$876

TDRs with a payment default occurring within 12 months of restructure
	During the six months ended
	June 30, 2013		June 30, 2012
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	0	$-
Commercial real estate	1	115	4	4,756
Residential real estate	0	-	0	-
Total real estate	1	115	4	4,756
Commercial & industrial	0	-	3	2,278
Total loans	1	$115	7	$7,034

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities and certain corporate bonds that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and non actively traded corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

The Company opted to account for loans held for sale at fair value which is measured based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2 valuation.

Interest Rate Lock Commitments

The Mortgage Division of the Company hedges some of its residential mortgage loans held for sale by selling mortgage backed securities on a forward basis. The forward sale mortgage backed securities are later purchased or closed when mandatory loan sales are consummated for the related mortgages that are originated. The value of the estimated loan commitments and open hedges are marked to market through the income statement. The significant unobservable input used in the Level 3 fair value measurement of the Company’s Interest Rate Lock Commitments (IRLCs) on hedged loans held for sale is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will cause the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position. The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The closing ratio is computed by management using historical data.

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. Gain or loss on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. There have been no changes in valuation techniques for the six months ended June 30, 2013; however, the Mortgage Division discontinued hedging during the first six months of 2013 due to economic factors. All loans are currently sold on a “best efforts” basis where optional commitments are made with investors to sell loans shortly after optional commitments are consummated to originate loans with borrowers. Below is a summary of activity related to interest rate lock commitments for the six months ending June 30, 2013 and 2012.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2012 and 2011	$56	$47
Gains (losses) included in other income	(56)	232
Transfers in and out	-	-
Balance, June 30, 2013 and 2012	$-	$279

Assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At June 30, 2013:
Securities available-for-sale:
Municipal securities	$22,934	$-	$22,934	$-
Mortgage-backed securities	11,199	-	11,199	-
Corporate securities	15,234	13,755	1,479	-
Unrestricted stock	78	78	-	-
Total available-for-sale securities	49,445	13,833	35,612	-
Loans held for sale	56,403	-	56,403	-
Total	$105,848	$13,833	$92,015	$-

At December 31, 2012:
Securities available-for-sale:
Municipal securities	$18,347	$-	$18,347	$-
Mortgage-backed securities	11,003	-	11,003	-
Corporate securities	12,231	6,891	5,340	-
Unrestricted stock	455	455	-	-
Total available-for-sale securities	42,036	7,346	34,690	-
Loans held for sale	131,762	-	131,762	-
Interest rate lock commitments	56	-	-	56
Total	$173,854	$7,346	$166,452	$56

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At June 30, 2013 and December 31, 2012, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At June 30, 2013, there were no fair value adjustments related to $9,294,000 of securities held to maturity.

Assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At June 30, 2013:
Impaired loans	$30,337	$-	$-	$30,337
Other real estate owned	4,031	-	-	4,031

At December 31, 2012:
Impaired loans	$26,335	$-	$-	$26,335
Other real estate owned	5,940	-	-	5,940

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
Description	June 30, 2013	Technique	Inputs	Input Value
	($ in thousands)

Impaired loans	$30,337	Appraised Value / Discounted Cash Flows / Market Value of Note	Appraisals and/or sales of comparable properties / Independent quotes	n/a

Other real estate owned	$4,031	Appraised Value / Comparable Sales / Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties / Independent quotes/bids / Forward sale contract values	n/a

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

Trust preferred subordinated debt: The fair value of trust preferred subordinated debt was determined by discounting cash flows using a rate 3% higher than the actual current rate over an estimated remaining term of fourteen years in 2013 and twelve years in 2012. The trust preferred debt was issued at favorable rates in 2004, and current rates for subordinated debt with less favorable capital treatment is approximately 3% higher. Basel III capital regulations were finalized in July 2013 and provide for inclusion of trust preferred debt in Tier 1 capital for financial institutions of our size, which was the primary reason for the extension of estimated life in 2013.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at June 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2013
Financial Instruments - Assets
Investment securities held-to-maturity	$9,294	$9,071	$-	$9,071	$-
Net non-impaired loans held for investment	377,690	380,608	-	-	380,608

Financial Instruments - Liabilities
Time deposits	167,204	169,074	-	-	169,074
Trust preferred subordinated debt	10,310	7,392	-	-	7,392

December 31, 2012
Financial Instruments - Assets
Investment securities held-to-maturity	$211	$225	$-	$225	$-
Net non-impaired loans held for investment	425,449	427,484	-	-	427,484

Financial Instruments - Liabilities
Time deposits	174,153	175,729	-	-	175,729
Trust preferred subordinated debt	10,310	7,833	-	-	7,833

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

The Mortgage Division of the Company began hedging its governmental mortgage loans, primarily FHA and VA loans, in October 2010 by selling mortgage backed securities on a forward basis. The forward sale mortgage backed securities are later purchased or closed when mandatory loan sales are consummated for the related mortgages that are originated. The value of the estimated loan commitments and open hedges are marked to market through the income statement. Hedging was discontinued in 2013 for economic reasons.

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

Prior to October 2010, the Company sold mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans were consummated at approximately the same time that optional commitments were given to borrowers to originate the loans. Conventional loans which represent the majority of mortgage originations by the Mortgage Division are still sold on a best efforts basis. The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$56,403	$56,113	$290	$131,762	$130,539	$1,223

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the six months ended June 30, 2013 and 2012, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net gains (losses) resulting from changes in fair value	$(934)	$51

Note N – Impact of recently adopted accounting standards

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

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to June 30, 2013. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2013 and December 31, 2012, pre-approved but unused lines of credit for loans totaled approximately $136,152,000 and $118,608,000, respectively. In addition, we had $1,192,000 and $1,904,000 in standby letters of credit at June 30, 2013 and December 31, 2012, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem, and our mortgage loan offices in Burlington, Chapel Hill, Hillsborough, and Raleigh. Total future minimum lease payments, excluding renewal options, at June 30, 2013 under the leases are as follows:

(in thousands)
Due in one year	$515
Due in Years 2 and 3	854
Due in Years 4 and 5	474
Due after Year 5	2,790
$4,633

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

Comparison of Financial Condition

Assets. Our total assets decreased by $22.4 million, or 3.2%, from $691.9 million at December 31, 2012, to $669.5 million at June 30, 2013. During the six months ended June 30, 2013, cash and due from banks, interest-bearing deposits with banks and investment securities increased by $101.5 million while loans held for sale decreased $75.4 million, and loans held for investment decreased $43.6 million. The decrease in loans held for sale was expected as loans outstanding had risen to above targeted levels at December 31, 2012 due to delays in processing loan sales. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in 2010, 2011, 2012 and the first six months of 2013. The slowing loan demand in 2013 was partially due to increased competition.

Liabilities. Total deposits decreased by $9.5 million, or 1.6%, from $590.9 million at December 31, 2012, to $581.4 million at June 30, 2013. Interest bearing deposits decreased $13.2 million and noninterest bearing deposits increased $3.7 million during the first six months of 2013 due to our dual focus of growing non-interest bearing demand deposits and reducing our cost of funds. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB”) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements increased $1.3 million and FHLB advances were down $13.0 million during the first six months of 2013. We had approximately $31.4 million in out-of-market time deposits from other institutions and $17.2 million in brokered deposits at June 30, 2013, a decrease of $10.2 million in these two types of accounts from December 31, 2012.

Stockholders’ Equity. Total stockholders’ equity increased $0.3 million at June 30, 2013 to $54.2 million from $53.9 million at December 31, 2012, due to retained net income reduced by the repurchase of the stock warrant and a decrease in accumulated other comprehensive income from a decline in investment securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012

General. Net income was $1,470,000 for the second quarter of 2013 compared to $2,268,000 for the second quarter of 2012. Net income available to common stockholders was $1,164,000, or $0.34 per diluted share, for the three months ended June 30, 2013 compared to $1,961,000, or $0.58 per diluted share, for the three months ended June 30, 2012. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. Lower net income in 2013 resulted primarily from lower mortgage banking income, lower net interest income, and higher operating expenses. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. While economic conditions have not improved substantially since 2011 in our primary markets, loan charge-offs have declined in 2012 and 2013, and the risk in the loan portfolio declined as evidenced by a decrease in classified loans.

Net interest income. Net interest income of $5,590,000 for the three months ended June 30, 2013 decreased $349,000 from the second quarter of 2012 due to a decrease in the net yield on interest earning assets. The net yield on interest earning assets, adjusted to a fully taxable basis, decreased to 3.65% in the second quarter of 2013 from 3.86% in the second quarter of 2012. The decline in net interest income and the net yield on interest earning assets was primarily the result of a decline in average loans outstanding, both held for sale and held for investment, and a related increase in interest-bearing deposits in other banks. Yields on investments also declined more than the cost of interest-bearing liabilities which further contributed to the decline in the net yield on interest earning assets. Offsetting some of the negative trends, was a decrease in non-interest earning assets, an increase in demand deposits and an increase in stockholders’ equity. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$104,356	$67	0.26%	$43,400	$21	0.19%
Non-taxable investments (2.)	12,843	160	5.00%	10,486	149	5.71%
Taxable investments	35,384	260	2.95%	33,894	313	3.71%
Loans held for sale	51,685	476	3.69%	69,991	705	4.05%
Loans (3.)	423,587	5,646	5.35%	466,412	6,182	5.33%
Interest-earning assets	627,855	6,609		624,183	7,370
Interest-earning assets			4.27%			4.75%

Non interest-earning assets	43,890			46,156

Total assets	$671,745			$670,339

Interest-bearing liabilities
Interest checking	$41,688	$10	0.10%	$36,321	$21	0.23%
Money market and savings	294,869	266	0.36%	290,091	500	0.69%
Time certificates and IRAs	170,421	503	1.18%	202,051	664	1.32%
Other borrowings	25,308	187	2.96%	26,013	197	3.05%
Total interest-bearing liabilities	532,286	966		554,476	1,382
Cost on average
Interest-bearing liabilities			0.74%			1.00%
Non-interest-bearing liabilities
Demand deposits	78,299			60,837
Other liabilities	6,666			6,756
Total non-interest-bearing liabilities	84,965			67,593
Total liabilities	617,251			622,069
Stockholders' equity	54,494			48,270
Total liabilities and equity	$671,745			$670,339
Net interest income		$5,643			$5,988
Net yield on average interest-earning assets			3.65%			3.86%
Interest rate spread			3.53%			3.75%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.

(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $100,000 and $0 for the three months ended June 30, 2013 and 2012, respectively. The provision for loan losses was low in both years due to declining loans and improved loan credit trends, especially historical loan losses which are used to calculate a major portion of the allowance for loan losses. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $4,206,000 for the three months ended June 30, 2013, as compared to $4,808,000 for the three months ended June 30, 2012. Mortgage banking income decreased $770,000, or 17.7%, during the second quarter of 2013 compared to the second quarter of 2012. Residential mortgage lending which fuels our mortgage banking income slowed in the second quarter of 2013 due to higher mortgage rates. The gain on the sale of investment securities of $170,000 in the second quarter of 2013 represented a gain from the sale of stock.

Non-interest expense. Total non-interest expense amounted to $7,534,000 and $7,325,000 for the three months ended June 30, 2013 and 2012, respectively. Salaries and employee benefits increased $206,000, or 4.7%, primarily from expansion of our Mortgage Division. The number of full-time equivalent employees increased to 215 at June 30, 2013 from 200 at June 30, 2012. Lower expenses were incurred in the second quarter of 2013 in the areas of FDIC insurance, foreclosed property expense, data processing, and fraud related losses.

Income taxes. Income tax expense was $692,000, or 32.0% of income before income taxes, for the three month period ended June 30, 2013, as compared $1,154,000, or 33.7% of income before income taxes, for the three month period ended June 30, 2012. Tax credits and non-taxable income represented a larger percentage of income in the 2013 period which accounted for the lower income tax rate in 2013.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 and 2012

General. Net income was $3,188,000 and $3,496,000 for the six months ended June 30, 2013 and 2012, respectively. Net income available to common stockholders was $2,577,000, or $0.75 per diluted share, for the six months ended June 30, 2013 compared to $2,887,000, or $0.85 per diluted share, for the six months ended June 30, 2012. Lower net income in 2013 resulted primarily from lower net interest income and higher non-interest expense.

Net interest income. Net interest income of $11,653,000 for the six months ended June 30, 2013 decreased $335,000 from the six months ended June 30, 2012 due to an decrease in the net yield on interest earning assets. The net yield on interest earning assets, adjusted to a fully taxable basis, decreased to 3.77% in the first half of 2013 from 3.92% in the first half of 2012 due to a shift in earning assets from higher yielding loans to lower yielding interest-bearing deposits with banks, primarily overnight funds. Yields on investments and loans held for sale also declined more than the cost of interest-bearing liabilities which further contributed to the decline in the net yield on interest earning assets. Offsetting some of the negative trends was an increase in non-interest bearing demand deposits and an increase in stockholders’ equity. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$75,115	$85	0.23%	$31,782	$31	0.20%
Non-taxable investments (2.)	12,149	319	5.29%	10,797	309	5.76%
Taxable investments	33,278	508	3.08%	33,261	619	3.74%
Loans held for sale	71,651	1,264	3.56%	71,537	1,416	3.98%
Loans (3.)	436,573	11,577	5.35%	472,767	12,556	5.34%
Interest-earning assets	628,766	13,753		620,144	14,931
Interest-earning assets			4.41%			4.84%

Non interest-earning assets	46,275			46,992

Total assets	$675,041			$667,136

Interest-bearing liabilities
Interest checking	$41,411	$23	0.11%	$35,757	$43	0.24%
Money market and savings	296,404	573	0.39%	288,223	1,026	0.72%
Time certificates and IRAs	171,940	1,023	1.20%	204,955	1,373	1.35%
Other borrowings	26,518	375	2.85%	25,272	399	3.17%
Total interest-bearing liabilities	536,273	1,994		554,207	2,841
Cost on average
Interest-bearing liabilities			0.75%			1.03%
Non-interest-bearing liabilities
Demand deposits	77,629			59,142
Other liabilities	6,630			6,051
Total non-interest-bearing liabilities	84,259			65,193
Total liabilities	620,532			619,400
Stockholders' equity	54,509			47,736
Total liabilities and equity	$675,041			$667,136
Net interest income		$11,759			$12,090
Net yield on average interest-earning assets			3.77%			3.92%
Interest rate spread			3.66%			3.81%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $500,000 and $1,460,000 for the six months ended June 30, 2013 and 2012, respectively. The amount of the provision for loan losses decreased in 2013 due to a decrease in the historical loss ratios used to calculate the allowance for loan losses on performing loans and a decrease in loans held for investment outstanding of $43,570,000 in the first six months of 2013 compared to a decrease of $27,887,000 in the first six months of 2012. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $8,520,000 for the six months ended June 30, 2013, as compared to $8,427,000 for the six months ended June 30, 2012. The increase in 2013 resulted from gains on the sale of investment securities of $192,000.

Non-interest expense. Total non-interest expense amounted to $14,916,000 and $13,835,000 for the six months ended June 30, 2013 and 2012, respectively. Salaries and employee benefits increased $924,000, or 11.0%, primarily from expansion of our mortgage division and related support staff. Occupancy and equipment increased $135,000, or 9.9%, from additional loan production offices and higher software maintenance expenses. Lower expenses were incurred in the first half of 2013 in the areas of FDIC insurance and foreclosed property expenses compared to the same period in 2012.

Income taxes. Income tax expense was $1,569,000, or 33.0% of income before income taxes, for the six months ended June 30, 2013, compared to $1,624,000, or 31.7% of income before income taxes, for the six months ended June 30, 2012.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $20,532,000 at June 30, 2013, compared to $19,007,000 at December 31, 2012. Non-performing assets, as a percentage of total assets, was 3.07% at June 30, 2013, compared to 2.75% at December 31, 2012. There were $354,000 and $33,000 loans 90 days or more past due and still accruing interest at June 30, 2013 or December 31, 2012, respectively. Other real estate owned was $4,031,000 at June 30, 2013 and $5,940,000 at December 31, 2012. Although non-performing assets were fairly stable during the first six months of 2013, they declined substantially from 2010 and 2011 due to success in disposing of problem loans and assets, from reduction in new additions to non-performing assets, and from an improved economy. The economic conditions in our primary markets in North Carolina, while improved, continued to be stressed during 2013 and 2012 with elevated unemployment levels. The seasonally adjusted unemployment rate in North Carolina decreased to 8.8% in June 2013 from 9.4% in December 2012 and 10.4% in December 2011. North Carolina’s seasonally adjusted unemployment rate of 8.8% compares unfavorably to 7.6% for the United States. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to the slow economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $4,715,000 at June 30, 2013 from $1,775,000 at December 31, 2012, and impaired loans increased to $35,052,000 at June 30, 2013 from $28,110,000 at December 31, 2012. The specific portion of our allowance relating to impaired loans primarily increased due to the addition of the following impaired loans in 2013: $5,830,000 in loans secured by a golf course and development, a $987,000 loan to a non-profit organization, a $769,000 loan secured by a convenience store. The specific portion of our allowance was also increased in 2013 due to updated present value computations on a large commercial real estate relationship that was also impaired at December 31, 2012. The general portion of our allowance for loan losses decreased to $5,416,000 on non-impaired loans of $383,106,000 at June 30, 2013 from $8,169,000 on non-impaired loans of $433,615,000 at December 31, 2012. The historical loss ratios used to calculate the general portion of our allowance declined in the 2013 period because net loan charge-offs declined to $313,000 in the first six months of 2013, the period added to the historical loss ratio, from $6,499,000 in the first six months of 2010, the period deleted from the historical loss ratio. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.00% on loans secured by multi-family properties to 3.41% on construction and development loans, to categories of non-impaired loans at each period end. We changed from using the latest eight quarters in 2011 to the latest twelve quarters in 2012 to determine the estimated loss ratios inherent in the loan portfolio because we believe the longer period is more representative of expected losses. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as delinquency trends, changes in economic and business conditions that affect the collectability of the loan portfolio, and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses, including an unallocated allowance, decreased from $1,605,000 at December 31, 2012 to $980,000 at June 30, 2013 due to continued improvement in loan charge-offs and other environmental factors. The general portion of our allowance includes an unallocated amount of $833,000 at June 30, 2013 compared to $37,000 at December 31, 2012. The larger unallocated amount at June 30, 2013 is due to the uncertainty of the sustainability of the improved qualitative components of the allowance.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $313,000 for the six months ended June 30, 2013 compared to $2,141,000 for the same period in 2012.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first six months of 2013, we increased our levels of short-term liquidity due to a decrease in our loans held for sale and loans held for investment. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, increased to $100.1 million at June 30, 2013 from $15.1 million at December 31, 2012. We also have substantial secondary sources of liquidity in the form of unused secured lines of credit from the FHLB and the Federal Reserve totaling approximately $155.0 million at June 30, 2013.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2013 and December 31, 2012, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank continued to exceed its internal goal of maintaining Tier 1 capital to average assets of 8% in 2013. Tier 1 capital to average assets for Carolina Bank was 9.39% at June 30, 2013 compared to 9.23% at December 31, 2012. Carolina Bank Holdings, Inc. is current on its preferred stock dividends and on its trust preferred interest payments.

Due to our strong growth in recent years and our anticipation of continued growth, we increased our capital in January 2009 by issuing $16 million in preferred stock to the United States Treasury under the Capital Purchase Program. Carolina Bank and also issued approximately $9.3 million in subordinated debt through a private placement in the third quarter of 2008 to increase capital at the bank level. The Treasury sold our preferred stock to private investors in the first quarter of 2013, and we repurchased common stock warrants from the Treasury for $1,800,000 in April 2013. We plan to retire $5 million of the $16 million in outstanding preferred stock in August 2013.

Accounting and Regulatory Matters

On July 9, 2013, the FDIC joined the Federal Reserve and the Office of the Comptroller of the Currency in adopting a final rule that will revise the current risk-based and leverage capital requirements for banking organizations. The final rule is a continuation of joint notices of proposed rulemaking originally published in the Federal Register during August, 2012.

The final rule implements a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, and a higher overall minimum tier 1 capital requirement, incorporating these new requirements into the existing prompt corrective action (PCA) framework. It also establishes limits on a banking organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  This additional capital is referred to as the "capital conservation buffer". The “countercyclical capital buffer” provisions from the proposed rule have also been adopted, however, they apply only to large financial institutions (banks and bank holding companies with total consolidated assets of $250 billion or more) implementing the "advanced approaches" framework and are not applicable to the Company or its subsidiary banks.

The final rule permanently grandfathers the tier 1 capital treatment for certain non-qualifying capital instruments, including trust preferred securities, outstanding as of May 19, 2010.

Under the proposed rules released last August, banking organizations would have been required to recognize in regulatory capital all components of accumulated other comprehensive income (excluding accumulated net gains and losses on cash-flow hedges that relate to the hedging of items that are not recognized at fair value on the balance sheet). The final rule carries this requirement forward, with an exception for smaller banking organizations, such as the Company, which are not subject to the "advanced approaches" rule. Such organizations may make a one-time election not to include most elements of accumulated other comprehensive income (including unrealized gains and losses on securities designated as available-for-sale) in regulatory capital under the final rule. Organizations making this election will be permitted to use the currently existing treatment under the general risk-based capital rules that exclude most accumulated other comprehensive income elements from regulatory capital. The election must be made with the first call report or FR Y-9 report filed after the banking organization becomes subject to the final rule (January 2015 in the Company’s case).

The new rule also amends the existing methodologies for determining risk-weighted assets for all banking organizations. Specifically, the final rule assigns a 50% or 100% risk weight to mortgage loans secured by one-to-four family residential properties. Generally, residential mortgage loans secured by a first lien on a one- to-four family residential property that are prudently underwritten and that are performing according to their original terms receive a 50% risk weight. All other one-to-four family residential mortgage loans, including loans secured by a junior lien on residential property, are assigned a 100% risk weight.

The mandatory compliance date for the Company and its subsidiary banks will be January 1, 2015, with a transition period for the capital conservation buffer until January 1, 2016, and additional transition periods for certain other measures under the new rule.

Management will continue to evaluate the potential effect of the new final rule over the coming quarters.  As of the date of this report, management is not aware of any other known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2013. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2013. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4. (Reserved)

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2013, in XBRL (eXetensible Business Reporting Language). *

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

Carolina Bank Holdings, Inc.

Date: August 12, 2013	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: August 12, 2013	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2013, in XBRL (eXetensible Business Reporting Language). *

