Form 10-Q
period 2013-09-30
CAROLINA BANK HOLDINGS INC
filed 2013-11-12
CIK 1127160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2013
or
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
There were 3,428,776 shares of the Issuer’s common stock, $1.00 par value per share, outstanding as of November 8, 2013.

CAROLINA BANK HOLDINGS, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	2

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	2

Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012	3

Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012	4

Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 6. Exhibits	43

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$7,824	$7,913
Interest-bearing deposits with banks	91,062	7,186
Securities available-for-sale, at fair value	61,683	42,036
Securities held-to-maturity	12,010	211
Loans held for sale	28,592	131,762
Loans	430,736	461,728
Less allowance for loan losses	(7,701)	(9,944)
Net loans	423,035	451,784
Premises and equipment, net	17,216	17,732
Other real estate owned	3,446	5,940
Bank-owned life insurance	11,039	10,765
Other assets	11,926	16,539
Total assets	$667,833	$691,868

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$87,761	$73,032
NOW, money market and savings	339,534	343,740
Time	157,199	174,153
Total deposits	584,494	590,925

Advances from the Federal Home Loan Bank	2,910	15,982
Securities sold under agreements to repurchase	2,950	1,950
Subordinated debentures	19,610	19,563
Other liabilities and accrued expenses	7,486	9,586
Total liabilities	617,450	638,006

Commitments and contingencies - Note O

Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 10,994 shares in 2013 and 16,000 in 2012	10,908	15,573
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,428,776 in 2013 and 3,387,045 in 2012	3,429	3,387
Common stock warrants	-	1,841
Additional paid-in capital	16,226	15,906
Retained earnings	18,761	15,408
Stock in directors' rabbi trust	(1,257)	(1,050)
Directors' deferred fees obligation	1,257	1,050
Accumulated other comprehensive income	1,059	1,747
Total stockholders’ equity	50,383	53,862
Total liabilities and stockholders’ equity	$667,833	$691,868

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Interest income
Loans	$5,659	$6,659	$18,500	$20,631
Investment securities, taxable	323	303	831	922
Investment securities, non taxable	137	89	350	296
Interest from deposits in banks	91	37	176	68
Total interest income	6,210	7,088	19,857	21,917

Interest expense
NOW, money market and savings	260	421	856	1,490
Time deposits	469	620	1,492	1,993
Other borrowed funds	179	199	554	598
Total interest expense	908	1,240	2,902	4,081

Net interest income	5,302	5,848	16,955	17,836
Provision for loan losses	600	600	1,100	2,060
Net interest income after provision for loan losses	4,702	5,248	15,855	15,776
Non-interest income
Service charges	301	251	848	852
Mortgage banking income	2,413	5,178	9,894	12,703
Gain on sale of investment securities	80	-	272	-
Other	111	139	411	440
Total non-interest income	2,905	5,568	11,425	13,995

Non-interest expense
Salaries and benefits	4,003	4,628	13,361	13,062
Occupancy and equipment	742	670	2,236	2,029
Foreclosed property expense	84	1,112	962	2,085
Professional fees	385	299	926	819
Outside data processing	189	220	643	641
FDIC insurance	135	217	383	639
Advertising and promotion	162	166	653	546
Stationery, printing and supplies	144	162	478	464
Other	385	611	1,503	1,635
Total non-interest expense	6,229	8,085	21,145	21,920

Income before income taxes	1,378	2,731	6,135	7,851
Income tax expense	355	912	1,924	2,536
Net income	1,023	1,819	4,211	5,315
Dividends and accretion on preferred stock	247	314	858	923
Net income available to common stockholders	$776	$1,505	$3,353	$4,392
Net income per common share
Basic	$0.23	$0.44	$0.98	$1.30
Diluted	$0.23	$0.44	$0.98	$1.30

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$1,023	$1,819	$4,211	$5,315

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	417	185	(770)	921
Tax effect	(142)	(63)	262	(313)
Reclassification of gains recognized in net income	(80)	-	(272)	-
Tax effect	27	-	92	-
	222	122	(688)	608

Comprehensive income	$1,245	$1,941	$3,523	$5,923

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity (unaudited)
						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2012	$15,573	$3,387	$1,841	$15,906	$15,408	$(1,050)	$1,050	$1,747	$53,862

Net income	-	-	-	-	4,211	-	-	-	4,211
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(688)	(688)
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(207)	207	-	-
Stock options exercised	-	42	-	287	-	-	-	-	329
Repurchase of common stock warrant	-	-	(1,841)	41	-	-	-	-	(1,800)
Repurchase of preferred stock	(4,950)	-	-	(8)	-	-	-	-	(4,958)
Accretion of preferred stock discount	285	-	-	-	(285)	-	-	-	-
Preferred stock dividends	-	-	-	-	(573)	-	-	-	(573)

Balance, September 30, 2013	$10,908	$3,429	$-	$16,226	$18,761	$(1,257)	$1,257	$1,059	$50,383

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

	Nine Months
	Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$4,211	$5,315
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,100	2,060
Depreciation	632	666
Increase in cash surrender value of bank-owned life insurance	(274)	(285)
Stock-based compensation expense	-	27
Deferred income tax (benefit)	1,758	(19)
Accretion, net	(25)	(42)
Amortization of subordinated debt discount	47	56
Decrease (increase) in fair value of loans held for sale	1,172	(568)
(Gain) loss on sale of other real estate owned	(42)	266
Gain on sale of investments	(272)	-
Gain on sale of loans held for sale	(11,459)	(12,728)
Impairment of other real estate owned	632	1,194
Proceeds from sale of loans held for sale	874,435	886,907
Originations of loans held for sale	(760,978)	(877,367)
Decrease in other assets	3,209	219
Increase (decrease) in other liabilities and accrued expenses	(1,249)	2,714
Net cash provided by operating activities	112,897	8,415

Cash flows from investing activities
Purchases of investment securities available-for-sale	(24,185)	(5,378)
Purchases of investment securities held-to-maturity	(12,168)	-
Maturities and calls of securities available-for-sale	534	1,079
Maturities and calls of securities held-to-maturity	53	-
Repayments from mortgage-backed securities available-for-sale	1,560	2,274
Repayments from mortgage-backed securities held-to-maturity	129	165
Net decrease in loans	26,029	21,854
Proceeds from sales of investment securities	1,886	-
Improvements to other real estate owned	(155)	(177)
Purchases of premises and equipment	(116)	(643)
Proceeds from sales of other real estate owned	3,679	3,420
Net cash provided by (used for) investing activities	(2,754)	22,594

Cash flows from financing activities
Net decrease in deposits	(6,431)	(7,967)
Net decrease in Federal Home Loan Advances	(13,072)	(69)
Increase in securities sold under agreements to repurchase	1,000	2,152
Proceeds from exercise of stock options	329	-
Repurchase of common stock warrants	(1,800)	-
Repurchase of preferred stock	(4,958)	-
Dividends paid	(1,424)	(415)
Net cash used for financing activities	(26,356)	(6,299)

Net increase in cash and cash equivalents	83,787	24,710
Cash and cash equivalents at beginning of period	15,099	13,311
Cash and cash equivalents at end of period	$98,886	$38,021

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,939	$4,208
Cash paid during the period for income taxes	$821	$1,854
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$1,620	$2,726
Dividends declared but not paid	$-	$615
Accretion of preferred stock discount	$285	$294
Change in unrealized gains on securities available-for-sale, net of tax	$(688)	$608

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

The Bank was incorporated in August 1996, and began banking operations in November 1996.  It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina and operates under the laws of North Carolina, the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has eight full-service banking locations, comprised of four in Greensboro and one in each of Asheboro, Burlington, High Point, and Winston-Salem. A wholesale mortgage division is located at the Greensboro corporate headquarters, and retail residential mortgage loan production offices are located in Burlington, Chapel Hill, Hillsborough, Raleigh, and Sanford. All offices, except the Chapel Hill, Raleigh, Hillsborough, and Sanford mortgage loan production offices, are in the Piedmont Triad region of North Carolina.

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for future annual periods.

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

There were no stock option grants in 2012 or the first nine months of 2013. The fair value of employee plan options granted in December 2007 was $178,000 and was expensed over a five year vesting period. Total expense related to the 2007 grants was $0 and $27,000 in the first nine months of 2013 and 2012, respectively. At September 30, 2013, there was no unrecognized compensation cost related to unvested share-based compensation.

41,731 new shares of common stock were issued in the first nine months of 2013 as a result of the exercise of incentive stock options.

Note F - Earnings per share

Earnings per share has been determined on a basic basis and a diluted basis which considers potential stock issuances.  For the three and nine months ended September 30, 2013 and 2012, basic earnings per share has been computed based upon the weighted average common shares outstanding as shown below.

The only potential issuances of Company stock are stock options granted to various officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net income available to common stockholders	$776	$1,505	$3,353	$4,392

Weighted average outstanding shares - basic	3,424	3,387	3,405	3,387
Dilutive effect of stock options and warrants	11	-	18	-
Weighted average shares - diluted	3,435	3,387	3,423	3,387

Diluted net income per share	$0.23	$0.44	$0.98	$1.30

For the three months ended September 30, 2013 and 2012, there were stock options and warrants covering 32,070 and 507,842 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Treasury’s Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount for the first nine months of 2013 and 2012 was $285,000 and $294,000, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year.

The U S. Treasury sold its holding of $16 million in preferred stock to private investors in February 2013, and the warrant to the U.S. Treasury was repurchased by the Company for $1.8 million in April 2013. The Company retired 5,006 shares of its outstanding preferred stock for $4,958,000 in August 2013 and currently has 10,994 shares outstanding at $10,908,000, net of an unamortized discount of $86,000.

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

In the third quarter of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes, net of unamortized expenses associated with the offering, equal to $9,300,000 and $9,253,000 at September 30, 2013 and December 31, 2012, respectively, and qualify as Tier 2 capital for the Bank, subject to a 20% reduction beginning October 1, 2013 and each year thereafter until maturity. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issuance and amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers’ acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have three principal business segments in 2013 and 2012, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2010. Financial performance, reflective of inter-company eliminations, for the three and nine months ended September 30, 2013 and 2012, and selected balance sheet information, reflective of inter-company eliminations, at September 30, 2013 and 2012 for each segment is as follows:

	Three months ended September 30, 2013				Three months ended September 30, 2012
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$5,849	$360	$1	$6,210	$6,461	$624	$3	$7,088
Interest expense	488	360	60	908	549	625	66	1,240
Net interest income	5,361	-	(59)	5,302	5,912	(1)	(63)	5,848
Provision for loan losses	600	-	-	600	600	-	-	600
Net interest income after provision for loan losses	4,761	-	(59)	4,702	5,312	(1)	(63)	5,248
Non-interest income	495	2,410	-	2,905	406	5,162	-	5,568
Non-interest expense	3,755	2,450	24	6,229	5,074	2,988	23	8,085
Income (loss) before income taxes	1,501	(40)	(83)	1,378	644	2,173	(86)	2,731
Income tax (benefit) expense	402	(19)	(28)	355	16	925	(29)	912
Net income (loss)	$1,099	$(21)	$(55)	$1,023	$628	$1,248	$(57)	$1,819

Total Assets	$637,852	$29,543	$438	$667,833	$576,125	$99,265	$356	$675,746
Net Loans	423,035	28,592	-	451,627	448,598	95,711	-	544,309
Equity	3,385	1,039	45,959	50,383	4,322	2,941	44,616	51,879

	Nine months ended September 30, 2013				Nine months ended September 30, 2012
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$18,228	$1,624	$5	$19,857	$19,870	$2,040	$7	$21,917
Interest expense	1,098	1,625	179	2,902	1,843	2,041	197	4,081
Net interest income	17,130	(1)	(174)	16,955	18,027	(1)	(190)	17,836
Provision for loan losses	1,100	-	-	1,100	2,060	-	-	2,060
Net interest income after provision for loan losses	16,030	(1)	(174)	15,855	15,967	(1)	(190)	15,776
Non-interest income	1,536	9,889	-	11,425	1,308	12,687	-	13,995
Non-interest expense	12,830	8,166	149	21,145	14,107	7,717	96	21,920
Income (loss) before income taxes	4,736	1,722	(323)	6,135	3,168	4,969	(286)	7,851
Income tax (benefit) expense	1,351	683	(110)	1,924	605	2,028	(97)	2,536
Net income (loss)	$3,385	$1,039	$(213)	$4,211	$2,563	$2,941	$(189)	$5,315

Total Assets	$637,852	$29,543	$438	$667,833	$576,125	$99,265	$356	$675,746
Net Loans	423,035	28,592	-	451,627	448,598	95,711	-	544,309
Equity	3,385	1,039	45,959	50,383	4,322	2,941	44,616	51,879

The Mortgage Division experienced strong growth in originations from 2007 through 2012 due to low interest rates and due to the purchase of a retail mortgage loan production office in July of 2010 which was expanded into new cities and into several of our branch offices. Mortgage originations declined in the second and third quarters of 2013 due to an increase in interest rates which negatively impacted refinancing by borrowers. The mortgage division increased its staffing and overhead in 2012 to meet the increased demand and to comply with expanded compliance and quality control regulation but reduced its administrative staff by 12 positions in the third quarter of 2013 in response to the declining originations. The mortgage division also hired several additional loan advisors and account executives in the third quarter to increase future mortgage production. The net reduction in staffing along with reduced incentive compensation resulted in a decrease in compensation and related benefits of $425,000 in the third quarter of 2013 from the third quarter of 2012.  Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty expenses and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $84,000 and $398,000 for the three months ended September 30, 2013 and 2012, respectively, and were $393,000 and $688,500 for the nine months ended September 30, 2013 and 2012, respectively. The warranty liability, which is available to fund future warranty claims, was $1,781,000 and $1,624,000 at September 30, 2013 and December 31, 2012, respectively. Twelve warranty claims totaling $854,000 have been paid since establishment of the mortgage division in 2007. In addition, six loans with a total current principal balance of $1,506,000 and fair value of $1,291,000 have been repurchased or not yet sold due to underwriting errors and are included in loans held for sale at fair value.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2013

Available for sale
Municipal securities	$23,124	$877	$282	$23,719
FNMA, FHLMC, and GNMA mortgage-backed securities	19,778	744	25	20,497
Corporate securities	15,119	221	76	15,264
Asset backed securities	2,015	104	-	2,119
Unrestricted stock	42	42	-	84
	$60,078	$1,988	$383	$61,683

Held to maturity
Municipal securities	$7,143	$32	$114	7,061
FNMA mortgage-backed securities	4,867	-	88	4,779
	$12,010	$32	$202	$11,840

December 31, 2012

Available for sale
Municipal securities	$16,938	$1,414	$5	$18,347
FNMA, FHLMC, and GNMA mortgage-backed securities	10,127	876	-	11,003
Corporate securities	12,059	264	92	12,231
Unrestricted stock	266	189	-	455
	$39,390	$2,743	$97	$42,036

Held to maturity
FNMA and GNMA mortgage-backed securities	211	14	-	225
	$211	$14	$-	$225

The scheduled maturities of debt securities available-for-sale and held-to-maturity at September 30, 2013 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available for sale
Due in one year or less	$950	$955	$-	$-	$950	$955
Due from one to five years	12,446	12,646	590	622	13,036	13,268
Due from five to ten years	11,753	12,160	8,768	9,111	20,521	21,271
Over ten years	13,094	13,223	12,435	12,882	25,529	26,105
Unrestricted stock	42	84	-	-	42	84
	$38,285	$39,068	$21,793	$22,615	$60,078	$61,683
Held to maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	1,365	1,356	-	-	1,365	1,356
Over ten years	5,778	5,705	4,867	4,779	10,645	10,484
	$7,143	$7,061	$4,867	$4,779	$12,010	$11,840

Investments are periodically evaluated for any impairment which would be deemed other than temporary.  Based upon these evaluations, the Company did not deem any debt securities to be impaired during 2012 or the first nine months of 2013. The deterioration in value is primarily attributable to changes in market demand for securities and increases in interest rates, not changes in the credit risk of the issuers, and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity.   The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. Information pertaining to temporarily impaired securities with gross unrealized losses at September 30, 2013 and December 31, 2012, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
September 30, 2013:
Municipal securities	13	$14,575	$396	0	$-	$-	13	$14,575	$396
FNMA and FHLMC mortgage-backed securities	2	6,735	113	0	-	-	2	6,735	113
Corporate securities	2	1,912	66	1	491	10	3	2,403	76
Total	17	$23,222	$575	1	$491	$10	18	$23,713	$585

December 31, 2012:
Municipal securities	1	$598	$5	0	$-	$-	1	$598	$5
Corporate securities	3	2,378	92	0	-	-	3	2,378	92
Total	4	$2,976	$97	0	$-	$-	4	$2,976	$97

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first nine months of 2013 and 2012 and related asset balances at September 30, 2013 and December 31, 2012 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2013
Beginning of year balance	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Provision for loan losses	(1,165)	2,298	(112)	(230)	428	(84)	(35)	1,100
Charge-offs	(73)	(2,801)	(133)	(50)	(700)	(56)	-	(3,813)
Recoveries	40	5	1	61	339	24	-	470
Balance at September 30,	$1,151	$3,570	$365	$644	$1,952	$17	$2	$7,701
2012
Beginning of year balance	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Provision for loan losses	(450)	1,592	(198)	357	920	106	33	2,360
Charge-offs	(159)	(1,318)	(324)	(498)	(2,142)	(20)	-	(4,461)
Recoveries	10	104	5	10	122	1	-	252
Balance at December 31,	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944

Balances at September 30, 2013
Allowance for loan losses:
Balance at September 30,	$1,151	$3,570	$365	$644	$1,952	$17	$2	$7,701
Ending balance individually
evaluated for impairment	$73	$2,148	$28	$227	$936	$-	$-	$3,412
Ending balance collectively
evaluated for impairment	$1,078	$1,422	$337	$417	$1,016	$17	$2	$4,289
Loans Outstanding:
Balance at September 30,	$42,887	$202,525	$65,588	$50,954	$63,845	$4,937	$-	$430,736
Ending balance individually
evaluated for impairment	$2,233	$20,350	$574	$5,709	$4,985	$25	$-	$33,876
Ending balance collectively
evaluated for impairment	$40,654	$182,175	$65,014	$45,245	$58,860	$4,912	$-	$396,860

Balances at December 31, 2012
Allowance for loan losses:
Balance at December 31,	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Ending balance individually
evaluated for impairment	$-	$1,309	$187	$134	$95	$50	$-	$1,775
Ending balance collectively
evaluated for impairment	$2,349	$2,759	$422	$729	$1,790	$83	$37	$8,169
Loans Outstanding:
Balance at December 31,	$64,669	$215,258	$66,523	$48,857	$61,251	$5,170	$-	$461,728
Ending balance individually
evaluated for impairment	$1,942	$19,724	$778	$4,416	$1,198	$52	$-	$28,110
Ending balance collectively
evaluated for impairment	$62,727	$195,534	$65,745	$44,441	$60,053	$5,118	$-	$433,618

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At September 30, 2013
Real Estate Loans:
Construction & development	$-	$-	$1,250	$1,250	$41,637	$42,887	$-
Commercial real estate	-	191	11,447	11,638	190,887	202,525	-
Home equity lines	168	-	446	614	64,974	65,588	-
Residential real estate	141	-	1,539	1,680	49,274	50,954	-
Total real estate	309	191	14,682	15,182	346,772	361,954	-
Commercial & industrial	-	-	4,899	4,899	58,946	63,845	-
Consumer & other	-	-	25	25	4,912	4,937	-
Total loans	$309	$191	$19,606	$20,106	$410,630	$430,736	$-

At December 31, 2012
Real Estate Loans:
Construction & development	$-	$-	$1,778	$1,778	$62,891	$64,669	$-
Commercial real estate	-	-	7,908	7,908	207,350	215,258	-
Home equity lines	27	-	654	681	65,842	66,523	-
Residential real estate	665	-	1,584	2,249	46,608	48,857	33
Total real estate	692	-	11,924	12,616	382,691	395,307	33
Commercial & industrial	67	-	1,126	1,193	60,058	61,251	-
Consumer & other	1	-	50	51	5,119	5,170	-
Total loans	$760	$-	$13,100	$13,860	$447,868	$461,728	$33

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At September 30, 2013 and December 31, 2012, the total recorded investment in impaired loans amounted to approximately $33,876,000 and $28,110,000, respectively. Of these impaired loans, $19,606,000 and $13,067,000 were on non-accrual at September 30, 2013 and December 31, 2012, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
September 30, 2013
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,365	$1,381	$-	$1,295	$7
Commercial real estate	10,577	13,451	-	14,359	457
Home equity lines	369	554	-	554	13
Residential real estate	3,849	4,121	-	4,153	164
Total real estate	16,160	19,507	-	20,361	641
Commercial & industrial	3,912	4,465	-	4,627	115
Consumer & other	25	25	-	25	1
Total loans	20,097	23,997	-	25,013	757
With an allowance recorded
Real Estate Loans:
Construction & development	868	868	73	868	44
Commercial real estate	9,773	10,207	2,148	10,375	213
Home equity lines	205	245	28	245	10
Residential real estate	1,860	2,030	227	2,069	56
Total real estate	12,706	13,350	2,476	13,557	323
Commercial & industrial	1,073	1,084	936	1,110	38
Consumer & other	-	-	-	-	-
Total loans	13,779	14,434	3,412	14,667	361
Total impaired loans	$33,876	$38,431	$3,412	$39,680	$1,118
December 31, 2012
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,942	$2,074	$-	$2,114	$53
Commercial real estate	16,547	18,009	-	18,335	785
Home equity lines	414	608	-	608	17
Residential real estate	3,800	4,111	-	4,151	155
Total real estate	22,703	24,802	-	25,208	1,010
Commercial & industrial	1,103	1,697	-	2,170	42
Consumer & other	2	2	-	4	-
Total loans	23,808	26,501	-	27,382	1,052
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	3,177	3,180	1,309	3,181	177
Home equity lines	364	395	187	395	16
Residential real estate	616	631	134	656	38
Total real estate	4,157	4,206	1,630	4,232	231
Commercial & industrial	95	104	95	118	7
Consumer & other	50	50	50	50	3
Total loans	4,302	4,360	1,775	4,400	241
Total impaired loans	$28,110	$30,861	$1,775	$31,782	$1,293

17

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(in thousands)
Real Estate Loans:
Construction & development	$1,250	$1,778
Commercial real estate	11,447	7,908
Home equity lines	446	654
Residential real estate	1,539	1,551
Total real estate	14,682	11,891
Commercial & industrial	4,899	1,126
Consumer & other	25	50
Total loans	$19,606	$13,067

In addition to the above non-performing loans, two residential real estate loans with a carrying value of $566,000 in the held for sale loan portfolio are on non-accrual status and have been marked to market through a $63,000 charge to income. The Bank plans to move these two loans to the held to maturity loan portfolio, at the lower of cost or market values, in the fourth quarter of 2013 if not sold.

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:
⋅   Pass - Acceptable loans
⋅   Special Mention - Loans with potential identified weaknesses in administration or servicing.
⋅   Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at September 30, 2013 and December 31, 2012
	Construction &		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2013	2012	2013	2012	2013	2012
	(in thousands)
Pass	$39,902	$60,928	$179,154	$182,314	$63,560	$64,042
Special Mention	-	-	4,773	8,641	173	588
Criticized	2,985	3,741	18,598	24,303	1,855	1,893
TOTAL	$42,887	$64,669	$202,525	$215,258	$65,588	$66,523

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2013	2012	2013	2012	2013	2012
	(in thousands)
Pass	$44,976	$43,042	$58,810	$58,454	$4,908	$5,101
Special Mention	1,184	391	113	400	4	7
Criticized	4,794	5,424	4,922	2,397	25	62
TOTAL	$50,954	$48,857	$63,845	$61,251	$4,937	$5,170

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

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:
⋅     Rate Modification - A modification in which the interest rate is changed.

⋅     Term Modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.

⋅     Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

⋅     Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

⋅     Combination Modification – Any other type of modification, including the use of multiple categories above.

There were $290,000 commitments for troubled debt restructurings outstanding at September 30, 2013.

The following tables present troubled debt restructurings as of September 30, 2013 and December 31, 2012:

	Troubled Debt Restructurings
	September 30, 2013
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$114	5	$1,031	6	$1,145
Commercial real estate	12	7,833	7	2,950	19	10,783
Home equity lines	0	-	0	-	0	-
Residential real estate	15	2,936	2	252	17	3,188
Total real estate	28	10,883	14	4,233	42	15,116
Commercial & industrial	2	50	3	806	5	856
Consumer & other	0	-	0	-	0	-
Total loans	30	$10,933	17	$5,039	47	$15,972

	December 31, 2012
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$165	7	$1,606	8	$1,771
Commercial real estate	14	11,235	8	3,936	22	15,171
Home equity lines	0	-	1	150	1	150
Residential real estate	15	2,350	3	685	18	3,035
Total real estate	30	13,750	19	6,377	49	20,127
Commercial & industrial	2	70	5	1,066	7	1,136
Consumer & other	1	2	0	-	1	2
Total loans	33	$13,822	24	$7,443	57	$21,265

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

The following tables present newly restructured loans that occurred during the three months ended September 30, 2013 and 2012, respectively:

	New Troubled Debt Restructurings
	Three Months Ended September 30, 2013
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	2	$-	0	$-	2	$-
Commercial real estate	0	-	0	-	1	527	0	-	1	527
Residential real estate	0	-	0	-	1	244	0	-	1	244
Total real estate	0	-	0	-	4	771	0	-	4	771
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	4	$771	0	$-	4	$771

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	2	$525	0	$-	2	$525
Commercial real estate	0	-	0	-	1	527	0	-	1	527
Residential real estate	0	-	0	-	1	244	0	-	1	244
Total real estate	0	-	0	-	4	1,296	0	-	4	1,296
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	4	$1,296	0	$-	4	$1,296

	Three Months Ended September 30, 2012
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$-	0	$-	1	$-
Commercial real estate	0	-	0	-	1	681	0	-	1	681
Residential real estate	0	-	0	-	0	-	2	686	2	686
Total real estate	0	-	0	-	2	681	2	686	4	1,367
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	2	$681	2	$686	4	$1,367

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$243	0	$-	1	$243
Commercial real estate	0	-	0	-	1	549	0	-	1	549
Residential real estate	0	-	0	-	0	-	2	680	2	680
Total real estate	0	-	0	-	2	792	2	680	4	1,472
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	2	$792	2	$680	4	$1,472

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2013 and 2012, respectively:

	New Troubled Debt Restructurings
	Nine Months Ended September 30, 2013
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	4	$-	0	$-	4	$-
Commercial real estate	0	-	0	-	1	527	0	-	1	527
Residential real estate	0	-	0	-	1	244	0	-	1	244
Total real estate	0	-	0	-	6	771	0	-	6	771
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	6	$771	0	$-	6	$771

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	4	$869	0	$-	4	$869
Commercial real estate	0	-	0	-	1	527	0	-	1	527
Residential real estate	0	-	0	-	1	244	0	-	1	244
Total real estate	0	-	0	-	6	1,640	0	-	6	1,640
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	6	$1,640	0	$-	6	$1,640

	Nine Months Ended September 30, 2012
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$32	0	$-	3	$-	0	$-	4	$32
Commercial real estate	0	-	1	81	2	805	0	-	3	886
Residential real estate	0	-	0	-	0	-	2	686	2	686
Total real estate	1	32	1	81	5	805	2	686	9	1,604
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$32	1	$81	5	$805	2	$686	9	$1,604

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$15	0	$-	3	$910	0	$-	4	$925
Commercial real estate	0	-	1	80	2	669	0	-	3	749
Residential real estate	0	-	0	-	0	-	2	680	2	680
Total real estate	1	15	1	80	5	1,579	2	680	9	2,354
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$15	1	$80	5	$1,579	2	$680	9	$2,354

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2013 and 2012, respectively:

TDRs with a payment default occurring within 12 months of restructure

	During the three months ended
	September 30, 2013		September 30, 2012
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	1	$15
Commercial real estate	1	200	0	-
Total real estate	1	200	1	15
Commercial & industrial	0	-	0	-
Total loans	1	$200	1	$15

TDRs with a payment default occurring within 12 months of restructure

	During the nine months ended
	September 30, 2013		September 30, 2012
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	1	$15
Commercial real estate	2	311	4	4,446
Total real estate	2	311	5	4,461
Commercial & industrial	0	-	3	1,081
Total loans	2	$311	8	$5,542

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

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.  The Company classifies interest rate lock commitments as Level 3.  Gain or loss on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income.  There have been no changes in valuation techniques for the nine months ended September 30, 2013; however, the Mortgage Division discontinued hedging during the first nine months of 2013 due to economic factors. All loans are currently sold on a “best efforts” basis where optional commitments are made with investors to sell loans shortly after optional commitments are consummated to originate loans with borrowers. Below is a summary of activity related to interest rate lock commitments for the nine months ending September 30, 2013 and 2012.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2012 and 2011	$56	$47
Gains (losses) included in other income	(56)	340
Transfers in and out	-	-
Balance, September 30, 2013 and 2012	$-	$387

Assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At September 30 2013:
Securities available-for-sale:
Municipal securities	$23,719	$-	$23,719	$-
Mortgage-backed securities	20,497	-	20,497	-
Corporate securities	15,264	11,806	3,458	-
Asset backed securities	2,119	-	2,119	-
Unrestricted stock	84	84	-	-
Total available-for-sale securities	61,683	11,890	49,793	-
Loans held for sale	28,592	-	28,592	-
Total	$90,275	$11,890	$78,385	$-

At December 31, 2012:
Securities available-for-sale:
Municipal securities	$18,347	$-	$18,347	$-
Mortgage-backed securities	11,003	-	11,003	-
Corporate securities	12,231	6,891	5,340	-
Unrestricted stock	455	455	-	-
Total available-for-sale securities	42,036	7,346	34,690	-
Loans held for sale	131,762	-	131,762	-
Interest rate lock commitments	56	-	-	56
Total	$173,854	$7,346	$166,452	$56

Fair Value on a Non-recurring Basis.  The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs.  Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At September 30, 2013 and December 31, 2012, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1.  If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2.  When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate.  The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Securities Held to Maturity
The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At September 30, 2013, there were no fair value adjustments related to $12,010,000 of securities held to maturity.

Assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At September 30, 2013:
Impaired loans	$30,464	$-	$-	$30,464
Other real estate owned	3,446	-	-	3,446

At December 31, 2012:
Impaired loans	$26,335	$-	$-	$26,335
Other real estate owned	5,940	-	-	5,940

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3.  For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant
			Significant	Unobservable
		Valuation	Unobservable	Input Range
Description	Fair Value	Technique	Inputs	or Value
	($ in thousands)

At September 30, 2013:
Impaired loans	$30,464	Discounted Appraisals	Collateral discounts	8.00%-10.00%
Other real estate owned	3,446	Discounted Appraisals	Collateral discounts	8.00%-10.00%

At December 31, 2012:
Impaired loans	$26,335	Discounted Appraisals	Collateral discounts	8.00%-10.00%
Other real estate owned	5,940	Discounted Appraisals	Collateral discounts	8.00%-10.00%
Net Derivative Assets and Liabilities:
Interest rate lock commitments	56	Pricing Models	Weighted Average Closing Ratio	78.1%

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

Trust preferred subordinated debt:  The fair value of trust preferred subordinated debt was determined by discounting cash flows using a rate 3% higher than the actual current rate over an estimated remaining term of 13.75 years in 2013 and twelve years in 2012. The trust preferred debt was issued at favorable rates in 2004, and current rates for subordinated debt with less favorable capital treatment is approximately 3% higher. Basel III capital regulations were finalized in July 2013 and provide for inclusion of trust preferred debt in Tier 1 capital for financial institutions of our size, which was the primary reason for the extension of estimated life in 2013.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at September 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2013
Financial Instruments - Assets
Investment securities held-to-maturity	$12,010	$11,840	$-	$11,840	$-
Net non-impaired loans held for investment	392,571	395,236	-	-	395,236

Financial Instruments - Liabilities
Time deposits	157,199	158,831	-	-	158,831
Trust preferred subordinated debt	10,310	7,452	-	-	7,452

December 31, 2012
Financial Instruments - Assets
Investment securities held-to-maturity	$211	$225	$-	$225	$-
Net non-impaired loans held for investment	425,449	427,484	-	-	427,484

Financial Instruments - Liabilities
Time deposits	174,153	175,729	-	-	175,729
Trust preferred subordinated debt	10,310	7,833	-	-	7,833

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

Prior to October 2010, the Company sold mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans were consummated at approximately the same time that optional commitments were given to borrowers to originate the loans. Conventional loans which represent the majority of mortgage originations by the Mortgage Division are still sold on a best efforts basis. The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$28,592	$28,540	$52	$131,762	$130,539	$1,223

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the nine months ended September 30, 2013 and 2012, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net gains (losses) resulting from changes in fair value	$(1,171)	$51

Note N – Impact of recently adopted accounting standards

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The ASU clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11.  The amendments apply only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to an enforceable master netting arrangement or similar agreement.  The amendments were effective for the Company for interim and annual reporting periods beginning January 1, 2013 and required retrospective presentation for all comparative periods presented.  These amendments did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02 on the topic of Comprehensive Income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, in certain circumstances the amendments do require an entity to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  The amendments were effective for the Company on a prospective basis beginning January 1, 2013.  These amendments did not have a material effect on the Company’s consolidated financial statements.

In July 2013, the FAB issued ASU No. 2013-11 on the topic of Income Taxes. The amendments eliminate the diversity in practice regarding presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under the provisions of the ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met.  The amendments will be effective for the Company on a prospective basis for interim and annual reporting periods beginning January 1, 2014.  Early adoption and retrospective application are permitted.  These amendments are not expected to have a material effect on the Company’s statement of financial position.

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to September 30, 2013. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2013 and December 31, 2012, pre-approved but unused lines of credit for loans totaled approximately $155,350,000 and $118,608,000, respectively. In addition, we had $1,703,000 and $1,904,000 in standby letters of credit at September 30, 2013 and December 31, 2012, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

We are committed for future lease payments on our Friendly Center office, the land for our Greensboro headquarters, our office in Winston-Salem, and our mortgage loan offices in Burlington, Chapel Hill, Hillsborough, Raleigh and Sanford. Total future minimum lease payments, excluding renewal options, at September 30, 2013 under the leases are as follows:

(in thousands)
Due in one year	$596
Due in Years 2 and 3	970
Due in Years 4 and 5	660
Due after Year 5	3,253
$5,479

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

Comparison of Financial Condition

Assets.  Our total assets decreased by $24.0 million, or 3.5%, from $691.9 million at December 31, 2012, to $667.8 million at September 30, 2013.  During the nine months ended September 30, 2013, cash and due from banks, interest-bearing deposits with banks and investment securities increased by $115.2 million while loans held for sale decreased $103.2 million, and loans held for investment decreased $31.0 million. The decrease in loans held for sale was partially expected as loans outstanding had risen to above targeted levels at December 31, 2012 due to delays in processing loan sales; however, originations of residential mortgage loans also declined more than expected due to the rise in mortgage interest rates that began in the second quarter of 2013. We experienced slowing commercial and consumer loan demand in our primary lending markets, Guilford, Randolph, Alamance and Forsyth Counties, North Carolina in 2010, 2011, 2012 and the first six months of 2013. Loan demand increased during the third quarter of 2013 as loans outstanding at September 30, 2013 rose $12.6 million, or 3.0%, from June 30, 2013.

Liabilities.  Total deposits decreased by $6.4 million, or 1.1%, from $590.9 million at December 31, 2012, to $584.5 million at September 30, 2013. Interest bearing deposits decreased $21.2 million and non-interest bearing deposits increased $14.7 million during the first nine months of 2013 due to our dual focus of growing non-interest bearing demand deposits and reducing our cost of funds. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans.  While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB”) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements increased $1.0 million and FHLB advances were down $13.1 million during the first nine months of 2013.  We had approximately $27.3 million in out-of-market time deposits from other institutions and $16.1 million in brokered deposits at September 30, 2013, a decrease of $6.7 million in these two types of accounts from December 31, 2012.

Stockholders’ Equity.   Total stockholders’ equity decreased $3.5 million at September 30, 2013 to $50.4 million from $53.9 million at December 31, 2012, due to the repurchase of preferred stock for $5.0 million and the repurchase of a stock warrant for $1.8 million which was partially offset by retained net income of $3.4 million.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and 2012

General.  Net income was $1,023,000 for the third quarter of 2013 compared to $1,819,000 for the third quarter of 2012. Net income available to common stockholders was $776,000, or $0.23 per diluted share, for the three months ended September 30, 2013 compared to $1,505,000, or $0.44 per diluted share, for the three months ended September 30, 2012. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. Lower net income in 2013 resulted primarily from lower mortgage banking income and lower net interest income, which were partially offset by lower operating expenses. As shown in Note I to the financial statements, the mortgage division had a net loss of $21,000 for the three months ended September 30, 2013 compared to net income of $1,248,000 for the same period in 2012. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. While economic conditions have not improved substantially since 2011 in our primary markets, loan charge-offs have declined in 2012 and 2013, and the risk in the loan portfolio declined as evidenced by a decrease in classified loans.

Net interest income.   Net interest income of $5,302,000 for the three months ended September 30, 2013 decreased $546,000 from the third quarter of 2012 due to a decrease in the net yield on interest earning assets. The net yield on interest earning assets, adjusted to a fully taxable basis, decreased to 3.46% in the third quarter of 2013 from 3.71% in the third quarter of 2012. The decline in net interest income and the net yield on interest earning assets was primarily the result of a decline in average loans outstanding, both held for sale and held for investment, and a related increase in interest-bearing deposits in other banks. Offsetting some of the negative trends, was an increase in non-interest bearing demand deposits and other liabilities. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2013 and 2012.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended September 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$102,994	$91	0.35%	$55,617	$37	0.26%
Non-taxable investments (2.)	17,614	205	4.67%	10,859	133	4.87%
Taxable investments	48,251	323	2.69%	33,094	303	3.64%
Loans held for sale	35,864	360	4.03%	71,977	624	3.45%
Loans (3.)	425,271	5,299	5.00%	459,800	6,035	5.22%
Interest-earning assets	629,994	6,278		631,347	7,132
Interest-earning assets			4.04%			4.49%

Non interest-earning assets	41,638			44,222

Total assets	$671,632			$675,569

Interest-bearing liabilities
Interest checking	$40,872	$8	0.08%	$39,665	$16	0.16%
Money market and savings	296,046	252	0.34%	292,248	405	0.55%
Time certificates and IRAs	162,108	469	1.16%	195,632	620	1.26%
Other borrowings	27,207	179	2.64%	26,169	199	3.03%
Total interest-bearing liabilities	526,233	908		553,714	1,240
Cost on average
Interest-bearing liabilities			0.70%			0.89%
Non-interest-bearing liabilities
Demand deposits	85,972			65,129
Other liabilities	7,276			5,555
Total non-interest-bearing liabilities	93,248			70,684
Total liabilities	619,481			624,398
Stockholders' equity	52,151			51,171
Total liabilities and equity	$671,632			$675,569
Net interest income		$5,370			$5,892
Net yield on average interest-earning assets			3.46%			3.71%
Interest rate spread			3.34%			3.60%

(1.)	Average balances are computed on a daily basis.
(2.)
Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.

(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses.  The provision for loan losses amounted to $600,000 for the three months ended September 30, 2013 and 2012. The provision for loan losses was lower in 2012 and 2013 than in 2009 through 2011 due to improved loan credit trends, especially historical loan losses which are used to calculate a major portion of the allowance for loan losses.   We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income.  Total non-interest income amounted to $2,905,000 for the three months ended September 30, 2013, as compared to $5,568,000 for the three months ended September 30, 2012. Mortgage banking income decreased $2,765,000, or 53.4%, during the third quarter of 2013 compared to the third quarter of 2012. Residential mortgage lending which fuels our mortgage banking income slowed in the third quarter of 2013 due to higher mortgage rates. The gain on the sale of investment securities of $80,000 in the third quarter of 2013 represented a gain from the sale of a municipal bond.

Non-interest expense.  Total non-interest expense amounted to $6,229,000 and $8,085,000 for the three months ended September 30, 2013 and 2012, respectively. Salaries and employee benefits decreased $625,000, or 13.5%, primarily from reductions in our Mortgage Division. The number of full-time equivalent employees decreased to 203 at September 30, 2013 from 206 at September 30, 2012 and from 215 at June 30, 2013. Foreclosed property expense declined $1,028,000, or 92.5%, due to fewer losses from sales, lower impairments charges, and lower expenses to maintaining other real estate owned properties during 2013. Lower expenses were also incurred in the third quarter of 2013 in the areas of FDIC insurance, data processing, and loan expenses.

Income taxes.  Income tax expense was $355,000, or 25.8% of income before income taxes, for the three month period ended September 30, 2013, as compared $912,000, or 33.4% of income before income taxes, for the three month period ended September 30, 2012. Tax credits and non-taxable income represented a larger percentage of income in the 2013 period which accounted for the lower income tax rate in 2013.

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 and 2012

General.  Net income was $4,211,000 and $5,315,000 for the nine months ended September 30, 2013 and 2012, respectively. Net income available to common stockholders was $3,353,000, or $0.98 per diluted share, for the nine months ended September 30, 2013 compared to $4,392,000, or $1.30 per diluted share, for the nine months ended September 30, 2012. Lower net income in 2013 resulted primarily from lower net interest income and lower non-interest income.

Net interest income.   Net interest income of $16,955,000 for the nine months ended September 30, 2013 decreased $881,000 from the nine months ended September 30, 2012 due to a decrease in the net yield on interest earning assets. The net yield on interest earning assets, adjusted to a fully taxable basis, decreased to 3.64% in the first nine months of 2013 from 3.85% in the first nine months of 2012 due to a shift in earning assets from higher yielding loans to lower yielding interest-bearing deposits with banks, primarily overnight funds. Offsetting some of the negative trends was an increase in non-interest bearing demand deposits and other liabilities and a decline in non interest-earning assets. The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2013 and 2012.

Net Interest Income and Average Balance Analysis

	For the Nine Months Ended September 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$84,510	$176	0.28%	$39,785	$68	0.23%
Non-taxable investments (2.)	13,991	524	5.01%	10,817	442	5.46%
Taxable investments	38,323	831	2.90%	33,205	922	3.71%
Loans held for sale	59,591	1,624	3.64%	71,685	2,040	3.80%
Loans (3.)	432,765	16,876	5.21%	468,413	18,591	5.30%
Interest-earning assets	629,180	20,031		623,905	22,063
Interest-earning assets			4.26%			4.72%

Non interest-earning assets	44,712			46,062

Total assets	$673,892			$669,967

Interest-bearing liabilities
Interest checking	$41,229	$31	0.10%	$37,069	$59	0.21%
Money market and savings	296,283	825	0.37%	289,575	1,431	0.66%
Time certificates and IRAs	168,627	1,492	1.18%	201,824	1,993	1.32%
Other borrowings	26,750	554	2.77%	25,573	598	3.12%
Total interest-bearing liabilities	532,889	2,902		554,041	4,081
Cost on average
Interest-bearing liabilities			0.73%			0.98%
Non-interest-bearing liabilities
Demand deposits	80,441			61,152
Other liabilities	6,800			5,885
Total non-interest-bearing liabilities	87,241			67,037
Total liabilities	620,130			621,078
Stockholders' equity	53,762			48,889
Total liabilities and equity	$673,892			$669,967
Net interest income		$17,129			$17,982
Net yield on average interest-earning assets			3.64%			3.85%
Interest rate spread			3.53%			3.74%

(1.)	Average balances are computed on a daily basis.
(2.)
Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.

(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses.  The provision for loan losses amounted to $1,100,000 and for the nine months ended September 30, 2013 compared to $2,060,000 for the same period in 2012. The amount of the provision for loan losses decreased in 2013 due to a decrease in the historical loss ratios used to calculate the allowance for loan losses on performing loans. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income.  Total non-interest income decreased 18.4% to $11,425,000 for the nine months ended September 30, 2013 compared to $13,995,000 for the nine months ended September 30, 2012. Residential mortgage lending which generates our mortgage banking income slowed in the second and third quarters of 2013 due to higher mortgage rates which resulted in a drop in mortgage banking income by $2,809,000, or 22.1%, to $9,894,000 for the nine months ended September 30, 2013. The gain on sale of investment securities of $272,000 in 2013 primarily represents a gain from the sale of stock and a municipal bond.

Non-interest expense.  Total non-interest expense amounted to $21,145,000 and $21,920,000 for the nine months ended September 30, 2013 and 2012, respectively. Salaries and employee benefits increased $299,000, or 2.3%, primarily from expansion of loan advisors in the retail portion of our mortgage division. Although originations and the profitability of the mortgage division declined sharply in 2013 as shown in Note I to the financial statements, new loan advisors have generally been accretive to profitability and have been added while administrative positions have been reduced during 2013. Incentive compensation has declined substantially during 2013 due to lower profitability even though it has increased in the retail portion of the mortgage division due to higher originations by our loan advisors. Occupancy and equipment increased $207,000, or 10.2%, from additional loan production offices in Chapel Hill and Sanford and higher software maintenance expenses. Foreclosed property expense declined $1,123,000, or 53.9%, due to fewer losses from sales, lower impairments charges, and lower expenses in maintaining other real estate owned properties during 2013. Professional fees increased $107,000, or 13.1%, to $926,000 in 2013, due primarily to higher legal fees related to loan collections and other corporate matters. Lower expenses were also incurred in the first nine months of 2013 in the areas of FDIC insurance and fraud losses compared to the same period in 2012.

Income taxes.  Income tax expense was $1,924,000, or 31.4% of income before income taxes, for the nine months ended September 30, 2013, compared to $2,536,000, or 32.3% of income before income taxes, for the nine months ended September 30, 2012.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $23,618,000 at September 30, 2013, compared to $19,007,000 at December 31, 2012. Non-performing assets, as a percentage of total assets, was 3.54% at September 30, 2013, compared to 2.75% at December 31, 2012. There were $0 and $33,000 loans 90 days or more past due and still accruing interest at September 30, 2013 or December 31, 2012, respectively. Other real estate owned was $3,446,000 at September 30, 2013 and $5,940,000 at December 31, 2012. Although non-performing assets were fairly stable during the first nine months of 2013, they declined substantially from 2010 and 2011 due to success in disposing of problem loans and assets, from reduction in new additions to non-performing assets, and from an improved economy. The economic conditions in our primary markets in North Carolina, while improved, continued to be stressed during 2013 and 2012 with elevated unemployment levels. The seasonally adjusted unemployment rate in North Carolina decreased to 8.7% in August 2013 from 9.4% in December 2012 and 10.4% in December 2011. North Carolina’s seasonally adjusted unemployment rate of 8.7% compares unfavorably to 7.3% for the United States. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Due to the slow economic conditions, it has been difficult for borrowers to sell businesses or real estate properties as needed to pay off their loans.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $3,412,000 at September 30, 2013 from $1,775,000 at December 31, 2012, and impaired loans increased to $33,876,000 at September 30, 2013 from $28,110,000 at December 31, 2012. The specific portion of our allowance relating to impaired loans primarily increased due to the addition of the following impaired loans in 2013: $5,696,000 in loans secured by a golf course and development, a $982,000 loan to a non-profit organization, and a $769,000 loan secured by a convenience store. The specific portion of our allowance was also increased in 2013 due to updated present value computations on a large commercial real estate relationship that was also impaired at December 31, 2012. The general portion of our allowance for loan losses decreased to $4,289,000 on non-impaired loans of $396,860,000 at September 30, 2013 from $8,169,000 on non-impaired loans of $433,618,000 at December 31, 2012. The historical loss ratios used to calculate the general portion of our allowance declined in the 2013 period because net loan charge-offs declined to $3,343,000 in the first nine months of 2013, the period added to the historical loss ratio, from $11,760,000 in the first nine months of 2010, the period deleted from the historical loss ratio.  The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.00% on loans secured by multi-family properties to 3.41% on construction and development loans, to categories of non-impaired loans at each period end. We changed from using the latest eight quarters in 2011 to the latest twelve quarters in 2012 to determine the estimated loss ratios inherent in the loan portfolio because we believe the longer period is more representative of expected losses. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as delinquency trends, changes in economic and business conditions that affect the collectability of the loan portfolio, and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses, including an unallocated allowance, decreased from $1,605,000 at December 31, 2012 to $107,000 at September 30, 2013 due to continued improvement in past due loans, loan charge-offs, loans on nonaccrual, unemployment rates and other environmental factors. The general portion of our allowance includes an unallocated amount of $2,000 at September 30, 2013 compared to $37,000 at December 31, 2012.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $3,343,000 for the nine months ended September 30, 2013 compared to $3,128,000 for the same period in 2012.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments.  Cash and due from banks, interest-bearing deposits in banks, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first nine months of 2013, we increased our levels of short-term liquidity due to a decrease in our loans held for sale and loans held for investment. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, increased to $98.9 million at September 30, 2013 from $15.1 million at December 31, 2012. We also have substantial secondary sources of liquidity in the form of unused secured lines of credit from the FHLB and the Federal Reserve totaling approximately $164.8 million at September 30, 2013.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2013 and December 31, 2012, our levels of capital exceeded all applicable published regulatory requirements. Carolina Bank continued to exceed its internal goal of maintaining Tier 1 capital to average assets of 8% in 2013. Tier 1 capital to average assets for Carolina Bank was 8.81% at September 30, 2013 compared to 9.23% at December 31, 2012. Carolina Bank Holdings, Inc. is current on its preferred stock dividends and on its trust preferred interest payments.

Due to our strong growth in recent years and our anticipation of continued growth, we increased our capital in January 2009 by issuing $16 million in preferred stock to the United States Treasury under the Capital Purchase Program. Carolina Bank also issued approximately $9.3 million in subordinated debt through a private placement in the third quarter of 2008 to increase capital at the bank level. The Treasury sold our preferred stock to private investors in the first quarter of 2013, and we repurchased common stock warrants from the Treasury for $1.8 million in April 2013. We repurchased $5 million of the $16 million in outstanding preferred stock in August 2013.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2013.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2013.  In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

101
Interactive data files providing financial information from the Registrant’s   Quarterly report on Form 10-Q for the quarterly period ended September 30, 2013, in XBRL (eXetensible Business Reporting Language). *

Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933 , as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: November 12, 2013	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 12, 2013	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101
Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2013, in XBRL (eXetensible Business Reporting Language).

