Form 10-K
period 2013-12-31
CAROLINA BANK HOLDINGS INC
filed 2014-03-21
CIK 1127160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $35,354,322

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 3,429,640 shares of common stock outstanding as of March 20, 2014.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement dated March 27, 2014 are incorporated by reference into Part III of this report.

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

Carolina Bank is a North Carolina chartered bank, which was incorporated in August 1996 and began banking operations in November 1996. The bank’s main banking office is located at 101 North Spring Street, Greensboro, North Carolina.

At December 31, 2013, we had 191 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending to small-to-medium sized businesses located primarily in its market area, construction and development loans and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank started a mortgage loan division in 2007 to originate residential loans through third-party brokers and banks and to sell these loans at a profit to institutional investors. A retail loan production office was added to the mortgage loan division in 2010 and was expanded in 2011. The mortgage division originated approximately $0.9 billion and $1.2 billion in loans held for sale and produced 27.1% and 56.7% of our net income during 2013 and 2012, respectively.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro, High Point, Burlington, Winston-Salem and Asheboro, North Carolina and the areas immediately surrounding Greensboro, High Point, Burlington, Winston-Salem and Asheboro, all of which are located in Guilford, Alamance, Forsyth and Randolph Counties, North Carolina. Residential mortgage loan production offices are located in Burlington, Chapel Hill, Hillsborough, Raleigh and Sanford, NC. The wholesale mortgage division originates residential loans throughout the southeastern United States, primarily North Carolina and contiguous states, but plans to enter the Texas and Florida markets in 2014.

Competition

Commercial banking in the bank’s primary service area and in North Carolina as a whole is extremely competitive due to the early adoption of state laws permitting state-wide and interstate branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 21 commercial banks operate 143 full service offices, including all of the largest banks in North Carolina. In Alamance County, 16 commercial banks operate 46 full service branch offices. In Randolph County, 14 commercial banks operate 38 full service branch offices. In Forsyth County, 17 commercial banks operate 90 full service offices, including all of the largest banks in North Carolina.

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

Employees

Carolina Bank employed 191 full-time equivalent employees at December 31, 2013. We do not have any officers or employees who are not also officers or employees of the Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

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

Dodd–Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;
•	the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;
•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;
•	enhanced regulation of financial markets, including derivatives and securitization markets;
•	the elimination of certain trading activities by banks;
•	a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per account, and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;
•	amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and
•	new disclosure and other requirements relating to executive compensation and corporate governance.

On December 10, 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and the Commodity Futures Trading Commission  adopted the final version of the Volcker Rule (the “Rule”). As in earlier versions, the Rule invokes Federal Reserve Chairman Paul Volcker’s core concept of restricting United States banks from making certain kinds of speculative investments that do not benefit their customers. The Company has not engaged in the types of speculative investments that are covered by the Rule and accordingly does not expect any impact on its operations.

A number of other provisions under the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies.  We believe that certain aspects of the legislation, including, without limitation, the additional cost of maintaining higher capital levels along with monitoring those levels and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z under the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount.

Consumer Laws and Regulations. The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Mortgage Disclosure Improvement Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank’s FDIC deposit insurance.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2013, the Company was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 11.21% and 13.88%, respectively. Also, as of December 31, 2013, the Bank was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 11.19% and 13.85%, respectively.

On July 2, 2013, U.S. banking regulators issued final regulatory capital rules that address certain requirements of the Dodd-Frank Act which are designed to improve the resiliency of the U.S. banking system, increase the quantity and quality of regulatory capital, and enhance risk sensitivity. A new Common Equity Tier 1 (“CET1”) ratio was introduced and is computed by dividing CET1 by risk weighted assets. Risk weights for high volatile commercial real estate loans and for assets on nonaccrual or past due 90 days or more were increased to 150% under the new rules. CET1 consists of common stock and associated surplus and retained earnings less several adjustments, such as goodwill, certain deferred tax assets, gains on sale of securitization exposures, and certain investments in other unconsolidated financial institutions’ capital instruments. The new minimum risk-based capital ratios, effective January 1, 2015, are 4.5% for CET1, 6% for Tier 1, and 8% for Total Capital. In addition, the new capital regulations provide for the phase-in of a capital conservation buffer over a four year period requiring the following minimum risk-based capital ratios by January 1, 2019: 7% for CET1, 8.5% for Tier1 Capital, and 10.50% for Total Capital. The minimum Tier 1 Leverage capital ratio remains at 4%.

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

The Bank has an internal goal to use its best efforts to maintain Tier 1 Capital to average assets above 8% as long as the ratio of classified assets to capital is above 50%, and Carolina Bank exceeded this goal during 2013 with a Tier 1 Capital to average assets ratio of 8.86% at December 31, 2013. The Bank also reduced its ratio of classified assets to capital during 2013, recording a ratio below 50% at December 31, 2013.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $0.9 million at December 31, 2013. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $12.4 million up to $79.5 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2013, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 32.2% of total deposits and short-term borrowings at December 31, 2013, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. In addition, under North Carolina law, the Bank may declare and pay dividends only out of retained earnings. The FDIC and the Commissioner have the power to further restrict the payment of dividends by the Bank. The Company is current on its preferred stock dividends and trust preferred interest payments as of December 31, 2013.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of Total Risk-Based Capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of Total Risk-Based Capital of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $10.9 million at December 31, 2013. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Transactions with Related Parties. Transactions between a state nonmember bank and any affiliate are governed by Regulation W which implements Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state nonmember bank is any company or entity which controls, is controlled by or is under common control with the state nonmember bank. In a holding company context, the parent holding company of a state nonmember bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state nonmember bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

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

We applied, and were approved, for participation in the Capital Purchase Program in late 2008. On January 9, 2009, the company issued and sold to the Treasury (1) 16,000 shares of the company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 357,675 shares of the company’s common stock for an aggregate purchase price of $16.0 million in cash. The company repurchased $5 million in preferred stock and repurchased the warrant for $1.8 million during 2013. The preferred stock qualifies as Tier 1 capital.

As a result of its participation in the Capital Purchase Program, we become subject to a number of new regulations and restrictions, including certain limitations on the compensation of our senior executive officers. These new regulations and restrictions expired in 2013 upon the sale of our preferred stock to private investors by the Treasury.

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

ITEM 1B. Unresolved Staff Comments.

Item not applicable to smaller reporting companies.

ITEM 2. Properties.

The following table sets forth certain information regarding our properties:

OFFICE LOCATION	YEAR OPENED	SQUARE FOOTAGE	OWN/LEASE

Main / Corporate Office	2008	43,000	Land lease
101 North Spring Street
Greensboro, NC 27401

Lawndale Office	2000	15,000	Own
2604 Lawndale Drive
Greensboro, NC 27408

Friendly Center Office	1996	3,180	Lease
3124 Friendly Avenue
Greensboro, NC 27408

Jefferson Village Office	2001	2,975	Own
1601 Highwoods Blvd.
Greensboro, NC 27410

Asheboro Office	2003	5,800	Own
335 S. Fayetteville Street
Asheboro, NC 27203

High Point Office	2007	4,500	Own
4010 Brian Jordan Blvd.
High Point, NC 27265

Burlington Office	2007	5,000	Own
3214 South Church Street
Burlington, NC 27215

Winston-Salem Office	2013	3,448	Lease
275 South Stratford Road
Winston-Salem, NC 27103

Corporate Training Center	2013	7,103	Own
618 West Friendly Avenue
Greensboro, NC 27401

Burlington Loan Production Office	2010	4,460	Lease
411-B Alamance Road
Burlington, NC 27215

Hillsborough Loan Production Office	2012	800	Lease
103 Millstone Drive
Hillsborough, NC 27278

Chapel Hill Loan Production Office	2013	1,260	Lease
1516 E. Franklin Street, Suite 202
Chapel Hill, NC 27514

Raleigh Loan Production Office	2013	2,468	Lease
5711 Six Forks Road, Suite 201
Raleigh, NC 27609

Sanford Loan Production Office	2013	1,920	Lease
143 Chalotte Avenue
Sanford, NC 27330

ITEM 3. Legal Proceedings.

As of December 31, 2013, there were no pending material legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Summary

Our common stock is listed for quotation on the Nasdaq Global Market under the symbol “CLBH.” As of March 20, 2014, we had issued and outstanding 3,429,640 shares of common stock which were held by approximately 1,350 shareholders.

No cash dividends were declared or paid on shares of our common stock in 2013 or 2012.

Market for the Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “CLBH.” The following table gives the high and low sale prices for the calendar quarters indicated.

		Sales Prices
		High	Low

	2013
First Quarter		$11.69	$7.35
Second Quarter		14.26	10.40
Third Quarter		13.50	10.05
Fourth Quarter		10.84	9.32

	2012
First Quarter		$4.40	$2.44
Second Quarter		6.41	4.10
Third Quarter		7.94	4.60
Fourth Quarter		8.49	6.51

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

                Our mortgage division originates residential mortgage loans which are sold to investors. We generally obtain optional commitments to sell loans when we grant optional commitments to make loans, or on a limited basis we hedge some optional loan commitments by selling mortgage-backed securities on a forward basis. We opted to account for loans originated in our mortgage division, loans held for sale, at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. Forward sale mortgage-backed securities and the value of the estimated loan commitments that are hedged are also accounted for at fair value.  Assumptions related to the closing ratio of loan commitments and the projected profit from loan sales are used to estimate the fair value of hedged loan commitments. Hedging loan commitments through forward sales of mortgage-backed-securities was discontinued during 2013 due to economic reasons. We also make provisions for future warranty claims that arise from borrower fraud or from our underwriting errors that are later detected on residential mortgage loans that are sold. The provision for warranty claims involves a charge against income and an increase in an estimated liability for warranty claims based primarily on the volume of originations and projected losses on past and current originations. As claims are paid the liability account is reduced. Warranty provisions involve a number of assumptions including the quality of loans originated, the volume of loans originated, changes in real estate values, and historical and projected warranty claims.

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

Comparison of Financial Condition

Assets.  Our total assets decreased by $30.1 million or 4.34% from $691.9 million at December 31, 2012, to $661.8 million at December 31, 2013.  Loans held for sale decreased by $103.4 million due to decreased loan originations by our mortgage loan division and faster funding of loan sales by investors during 2013. Loans held for sale reached a peak at December 31, 2012 due to strong originations and slower funding by investors in the fourth quarter of 2012. Loans held for investment decreased by $17.6 million or 3.8% during 2013, from declining loan originations, primarily construction and development loans, and from loan charge-offs. Although loans held for investment declined in 2013, growth of approximately 6.2% was realized in the final six months of 2013. Carolina Bank, which makes both commercial and retail loans, experienced slow loan demand in 2011 through the first six months of 2013 due to declining economic conditions in its primary lending markets, Guilford, Randolph, Alamance, and Forsyth Counties, North Carolina. Our compounded annual growth (loss) rate for the five years ended December 31, 2013 for loans held for investment and assets was (2.4%) and 1.4%, respectively.

Liabilities.  Total liabilities decreased by $25.8 million or 4.0% from $638.0 million at December 31, 2012, to $612.2 million at December 31, 2013 as overnight borrowings at the Federal Home Loan Bank were paid off and time deposits were not aggressively pursued due to an abundance of liquidity. Deposits decreased by $11.8 million, or 2.0%, during 2013 as non-interest bearing demand deposits increased while time deposits declined. The decline in deposits in 2013 was a result of pricing and the lack of asset growth which would require additional liquidity. The compounded annual growth rate for the five years ended December 31, 2013 for deposits was 3.1%. Over the long term, we plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings may be utilized where cost beneficial and when necessary to meet liquidity requirements.

                Stockholders’ equity.   Our total stockholders’ equity decreased $4.3 million at December 31, 2013 to $49.6 million from $53.9 million at December 31, 2012, primarily from repurchase of preferred stock of $5.0 million, repurchase of a common stock warrant for $1.8 million, and preferred stock dividends declared of $0.7 million which was partially offset by comprehensive income of $2.9 million and stock options exercised of $0.3 million.

Asset Quality

Our non-performing assets, composed of foreclosed real estate and other repossessed assets, non-accrual loans and non-performing restructured loans, totaled approximately $19.1 million at December 31, 2013 and $19.0 million at December 31, 2012. Non-performing assets, as a percentage of total assets, was 2.88% and 2.75% at December 31, 2013 and 2012, respectively. There was $0 and $0.03 million in loans 90 days or more past due and still accruing interest at December 31, 2013 and 2012, respectively. Foreclosed real estate and other repossessed assets were $2.3 million and $5.9 million at December 31, 2013 and 2012, respectively. Net loan charge-offs totaled $5.7 million and $4.2 million for the years ended December 31, 2013 and 2012, respectively. Impaired but still performing loans decreased to $12.5 million at December 31, 2013 from $15.0 million at December 31, 2012. In general, loans are impaired when, based on current information and events, collection of all contractual amounts due is not probable.

Loans are graded according to an internal loan rating classification system, and “criticized loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Criticized loans decreased to $26.2 million at December 31, 2013 from $37.8 million at December 31, 2012 due to continuing efforts to improve asset quality. Loan rating classification information is detailed in Note 3 to the consolidated financial statements as of December 31, 2013 and 2012.

The decrease in criticized loans in 2013 from 2012 resulted from success in disposing of problem loans, from reduction in new additions to criticized loans as a result of an improved credit culture, and from an improving economy. The economic conditions in our primary markets in North Carolina improved in 2013 as the seasonally adjusted unemployment rate in North Carolina improved to 6.9% in December 2013 from 9.2% in December 2012. While unemployment rates have declined in 2013, unemployment is still higher than normal and many workers have dropped out of the labor force.

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

Our primary sources of internally generated funds are principal and interest payments on loans receivable, non-interest income and proceeds from loan sales related to our mortgage banking operations, and cash flows generated from other operations. External sources of funds includes deposits, repurchase agreements, federal funds purchased from banks and advances from the Federal Home Loan Bank of Atlanta.

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits with banks, bank term deposits, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2013, we increased our levels of short-term and long-term liquidity due to the decline in loans. We have also increased our secondary sources of liquidity during 2012 and 2013 as our credit availability for additional advances from the Federal Home Loan Bank and available discount borrowings from the Federal Reserve exceeded $166 million at December 31, 2013.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.  As of December 31, 2013 and 2012, our levels of capital exceeded all applicable published regulatory requirements.

Due to our historical growth, the recent difficult economic environment, increased regulatory capital requirements, and our anticipation of continued growth, we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase Program in January 2009 to increase our capital which could further support future growth and assist us in meeting future regulatory capital requirements. The United States Treasury sold our preferred stock to private investors in 2013, and we subsequently repurchased $5.0 million of the preferred stock from private investors. We also repurchased a warrant for common stock granted to the United States Treasury as part of the Capital Purchase Program for $1.8 million in 2013. As a result of these repurchases, our capital ratios declined slightly during 2013.

Results of Operations for the Years ended December 31, 2013 and 2012

               General.  We had net income of $4.0 million and $7.5 million for the years ended December 31, 2013 and 2012, respectively. Net income available to common stockholders was $2.9 million, or $0.85 per diluted share, for 2013 compared to $6.3 million, or $1.85 per diluted share, for 2012. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. The decrease in net income in 2013 was primarily due to lower net interest income, a higher provision for loan losses, and decreased mortgage banking income. Net interest income, the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, was $22.3 million in 2013 compared to $24.2 million in 2012, a decrease of 7.7%.  Non-interest income, principally service charges and fees, mortgage banking income, increase in cash value of life insurance, plus gain on sale of investments amounted to $14.3 million in 2013 and $19.7 million in 2012. Mortgage banking income decreased approximately $5.5 million, or 30.7%, during 2013 due to higher interest rates and lower originations. Our provision for loan losses was $3.5 million and $2.4 million in 2013 and 2012, respectively. Higher loan charge-offs and slightly higher allowances for loan losses on impaired loans resulted in an increase in the provision for loan losses in 2013. We incurred non-interest expense of $27.6 million in 2013 and $30.2 million in 2012.  The decrease in non-interest expense of $2.6 million, or 8.7%, was primarily from decreased incentive compensation due to non attainment of financial goals and lower foreclosed property expenses.

The commercial/retail bank segment reported 2013 net income of $3.2 million compared to $3.5 million in 2012, primarily due to a higher provision for loan losses, partially offset by lower incentive compensation and decreased foreclosed property expense in 2013. Our mortgage division reported net income of $1.1 million in 2013 compared to net income of $4.3 million in 2012 due to lower mortgage originations. The holding company reported a net loss of $0.3 million in 2013 and $0.2 million in 2012 related to interest expense on trust preferred subordinated debt and other corporate expenses. Segment information is detailed in Note 16 to the consolidated financial statements as of December 31, 2013 and 2012.

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

For the year ended December 31, 2013, net interest income decreased by $1.9 million or 7.7% to $22.3 million from $24.2 million for the year ended December 31, 2012.

The net yield on average interest-earning assets was 3.59% in 2013 and 3.89% in 2012. The interest rate spread was 3.48% in 2013 and 3.78% in 2012. The decrease in the net yield on interest-earning assets and the interest rate spread in 2013 resulted primarily from a shift in assets from higher earning loans held for investment and loans held for sale to lower earning interest bearing deposits and taxable investments.

The table below provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the years indicated.

Net Interest Income and Average Balance Analysis

	For the Years Ended December 31,
	2013			2012			2011
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$86,921	$242	0.28%	$37,353	$93	0.25%	$31,890	$77	0.24%
Taxable investments	42,631	1,221	2.86%	32,572	1,195	3.67%	34,001	1,419	4.17%
Non taxable investments (2.)	15,064	719	4.77%	11,063	600	5.42%	14,353	820	5.71%
Loans held for sale	50,405	1,883	3.74%	80,269	2,954	3.68%	42,961	1,853	4.31%
Loans (3.)	432,471	22,245	5.14%	465,478	24,749	5.32%	498,683	26,890	5.39%
Interest-earning assets	627,492	26,310		626,735	29,591		621,888	31,059
Interest-earning assets			4.19%			4.72%			4.99%

Non interest-earning assets	44,037			44,641			46,865

Total assets	$671,529			$671,376			$668,753

Interest-bearing liabilities
Interest checking	$40,961	$38	0.09%	$37,677	$71	0.19%	$33,889	$101	0.30%
Money market and savings	296,913	1,061	0.36%	290,659	1,764	0.61%	280,001	2,425	0.87%
Time certificates and IRAs	164,895	1,935	1.17%	197,901	2,569	1.30%	228,512	3,411	1.49%
Other borrowings	26,635	722	2.71%	26,408	802	3.04%	25,413	758	2.98%
Total interest-bearing liabilities	529,404	3,756		552,645	5,206		567,815	6,695
Cost of average
Interest-bearing liabilities			0.71%			0.94%			1.18%
Non-interest-bearing liabilities
Demand deposits	82,343			62,155			51,566
Other liabilities	6,895			6,481			4,039
Total non-interest-bearing
liabilities	89,238			68,636			55,605
Total liabilities	618,642			621,281			623,420
Stockholders' equity	52,887			50,095			45,333
Total liabilities and equity	$671,529			$671,376			$668,753
Net interest income		$22,554			$24,385			$24,364
Net yield on average
interest-earning assets			3.59%			3.89%			3.92%
Interest rate spread			3.48%			3.78%			3.82%

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

Rate / Volume Variance Analysis

	Years Ended
	December 31, 2013 vs. 2012			December 31, 2012 vs. 2011
	Interest	Increase (Decrease)		Interest	Increase (Decrease)
	Increase	Due To Change in		Increase	Due To Change in
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	($ in thousands)
Interest-earning assets:
Interest bearing deposits	$149	$136	$13	$16	$14	$2
Taxable investments	26	322	(296)	(224)	(58)	(166)
Non taxable investments	119	197	(78)	(220)	(180)	(40)
Loans held for sale	(1,071)	(1,115)	44	1,101	1,407	(306)
Loans	(2,504)	(1,716)	(788)	(2,141)	(1,769)	(372)
Total interest-earning assets	(3,281)	(2,176)	(1,105)	(1,468)	(586)	(882)

Interest-bearing liabilities:
Interest checking	$(33)	$6	$(39)	$(30)	$10	$(40)
Money market and savings	(703)	37	(740) #	(661)	89	(750)
Time certificates and IRAs	(634)	(402)	(232)	(842)	(427)	(415)
Other borrowings	(80)	7	(87)	44	30	14
Total interest-bearing liabilities	(1,450)	(352)	(1,098)	(1,489)	(298)	(1,191)

Net interest income	$(1,831)	$(1,824)	$(7)	$21	$(288)	$309

There was a positive shift in deposit balances to lower cost interest checking, money market and savings from higher cost time certificates, but a negative shift of higher yielding loans held for sale and loans held for investment to interest-bearing deposits and taxable investments during 2013.

Provision for loan losses.  The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for known and expected loan losses in our loan portfolio.  The provision for loan losses increased in 2013 to $3.5 million from $2.4 million in 2012, primarily because of higher specific allowances required on impaired loans and higher loan charge-offs in 2013. Declining real estate values and tepid demand for new real estate negatively impacted the ability of many of our borrowers to make loan payments in 2009 through 2013 resulting in significant increases in loan charge-offs, non-performing loans, and impaired loans. The level of the allowance for loan losses is based on our estimate as to the amount required to maintain an allowance adequate enough to provide for known and expected losses. We consider, among other things, nonperforming loans, impaired loans, delinquencies, collateral values, loss trends, and general economic conditions when assessing the adequacy of the allowance.  The allowance for loan losses was $7.7 million or 1.73% of loans and $9.9 million or 2.15% of loans at December 31, 2013 and 2012, respectively. The increased provision for loan losses in 2013 primarily resulted from higher net loan charge-offs.  Loan charge-offs, net of recoveries, were $5.7 million and $4.2 million during 2013 and 2012, respectively. The decline in the ratio of the allowance to loans to 1.73% in 2013 from 2.15% in 2012 resulted primarily from a decrease in the historical loan loss trends used to compute the allowance for loan losses on non impaired loans.

The following table describes the activity relating to our allowance for loan losses for the years indicated:

Analysis of the Allowance for Loan Losses

	At or for the Years Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Beginning Balance	$9,944	$11,793	$12,359	$10,081	$5,760
Provision for loan losses	3,450	2,360	6,850	15,133	10,520
Charge-Offs:
Commercial	(1,703)	(2,142)	(569)	(2,727)	(397)
Real Estate	(4,648)	(2,299)	(7,617)	(10,005)	(5,735)
Consumer	(81)	(20)	(6)	(237)	(76)
Total	(6,432)	(4,461)	(8,192)	(12,969)	(6,208)
Recoveries:
Commercial	464	122	100	64	7
Real Estate	205	129	674	47	2
Consumer	32	1	2	3	-
Ending Balance	$7,663	$9,944	$11,793	$12,359	$10,081

Non-interest income.  Non-interest income consists principally of service charges and fees, mortgage banking income, investment services income, increase in cash value of life insurance, and gain on sale of investments. Non-interest income was $14.3 million and $19.7 million in 2013 and 2012, respectively. Service charges increased 2.6% in 2013 to $1.2 million, primarily from an increase in non-customer ATM fees and from commercial services.

Mortgage banking income, which represents income earned from the origination and sale of residential mortgage loans, decreased to $12.4 million in 2013 from $17.9 million in 2012 due to a 28.5% decrease in loan originations to $898 million in 2013 from $1.23 billion in 2012. The mortgage division originates residential mortgage loans through other banks and brokers in addition to retail loan officers, who are located in five loan production offices and in five of our banking offices, and sells the loans to investors. Most of the residential mortgage loans originated by the mortgage division are conforming conventional or government loans. Approximately 30% of the mortgage banking gross income recognized in 2013 and 2012 was generated by our retail mortgage loan officers. Netted against mortgage banking income are warranty claim provisions of $0.1 million in 2013 and $1.0 million in 2012. Warranty claim provisions provide a liability for future claims that might arise from borrower fraud that is later detected on loans we originated and sold or from underwriting errors we made on loans originated and sold. Warranty claim provisions decreased in 2013 from 2012 due to the decrease in originations and due to improved loss trends which were used to update our methodology to more accurately reflect lower estimated future claims. All warranty claims that have been incurred to date are from originations made in 2008 and 2009. Improved underwriting and quality control procedures since 2010, as well as improved real estate values, resulted in lower estimated losses for originations after 2009. The liability to fund future warranty claims was $1.4 million and $1.6 million at December 31, 2013 and 2012, respectively. Warranty claims totaled $0.3 million in 2013 and were $0.9 million since establishment of the mortgage division in 2007.

Other non-interest income included $0.4 million from the increase in cash value of life insurance and $0.3 million in investment services income in both 2013 and 2012. Gains on the sale of investments were $0.27 million in 2013 and $0.04 million in 2012.

Non-interest expenses.  Non-interest expenses were $27.6 million in 2013 compared to $30.2 million in 2012, a decrease of $2.6 million or 8.7%. The decrease in expenses in 2013 was due primarily to reduction in incentive compensation related to non attainment of certain financial goals and due to a decline in foreclosed property expense. The mortgage division also reduced staffing in late 2013 in response to declining mortgage originations after having increased staffing in late 2012 to handle increasing mortgage originations. The number of full-time equivalent total employees decreased from 208 at December 31, 2012 to 191 at December 31, 2013.

Salaries and employee benefits decreased $0.9 million, or 5.2%, to $17.2 million in 2013 from $18.1 million in 2012 for the following reasons:

•      $0.9 million increased salaries and benefits for merit increases, for growth in the retail mortgage division, and expansion of our Winston-Salem office.
•      $2.2 million decrease in incentive compensation of which $1.1 million was related to lower originations and lower net income in the mortgage division. The other $1.1 million decline related to the commercial/retail bank’s non attainment of specific EPS levels required to trigger incentives.
•      $0.3 million increase in 401(k) matching contributions due to increased employee participation and an increase in supplemental executive retirement benefit accruals related to aging executives.

Foreclosed property expense includes other real estate owned expenses, impairments of other real estate owned, gain (loss) on the sale of other real estate owned, and net rental income from other real estate owned. Foreclosed property expense decreased $1.7 million, or 63.7%, to $1.0 million primarily due to a $0.9 million decline in impairments of other real estate owned to $0.6 million during 2013. Net gains from sale of other real estate owned were $0.07 million in 2013 compared to $0.2 million in losses in 2012. Rental income from foreclosed property also increased to $0.2 million in 2013 from $0.03 million in 2012 due to rentals from a commercial building that was sold in December of 2013. Other real estate owned declined to $2.3 million at December 31, 2013 from $5.9 million at December 31, 2012.

Professional fees include legal fees, audit and accounting fees, director fees, regulatory expense, consulting fees and other fees paid to professional organizations for specialized services. Professional fees increased 21.2% in 2013 to $1.5 million primarily from increased loan related legal expenses.

FDIC insurance decreased 38.9% to $0.5 million in 2013 due to a change in the computation of insurance premiums based on assets rather than deposits and from a decline in outstanding deposits.

Income taxes.   Income tax expense was $1.6 million, or 28.1% of income before income taxes in 2013, compared to $3.7 million, or 33.2% of income before income taxes in 2012. The more favorable tax rate in 2013 was primarily due to a higher percentage of non-taxable income from municipal securities and from  a higher percentage of tax credits to net income before income taxes in 2013.

Financial condition.  Total assets were $661.8 million at December 31, 2013, a decrease of 4.3% from total assets of $691.9 million at December 31, 2012. We experienced a material shift in assets from loans held for sale which decreased $103.4 million to $28.4 million at December 31, 2013 to interest-bearing deposits in other banks, bank term deposits, and investment securities which in total increased $97.4 million to $146.8 million at December 31, 2013. The decline in loans held for sale resulted from declining originations in 2013 and from faster funding of loan sales by investors due to the slower mortgage loan activity. We periodically utilize wholesale deposit sources such as broker deposits and deposits from other depository institutions on a limited basis to meet specific asset/liability management needs or to realize substantially lower funding costs.  We had approximately $25.6 million and $31.3 million in deposits from other depository institutions and $15.9 million and $18.8 million of brokered deposits at December 31, 2013 and December 31, 2012, respectively.  The decrease in these sources of deposits in 2013 was planned in an effort to better match our liquidity needs.

Interest-bearing deposits with banks of $58.9 million primarily represent overnight deposits with the Federal Reserve and Federal Home Loan Bank and increased $51.7 million at December 31, 2013 from a year ago due to excess liquidity generated from a decline in loans, both held for sale and held for investment. These deposits averaged $86.9 million during 2013. Bank term deposits of $11.1 million at December 31, 2013 represent FDIC insured certificates of deposits in other banks with maturities from four months to thirty-four months. Investment securities increased $34.6 million in 2013 to $76.8 million at December 31, 2013. Loans held for investment decreased $17.6 million, or 3.8%, to $444.1 million at December 31, 2013, due to loan pay-offs, loan charge-offs, and repossessions of assets from non-performing loans. Prior to 2010, we experienced double digit growth in loans held for investment, but commercial and construction loan demand weakened in 2010, 2011, 2012 and the first six months of 2013 as a result of declining real estate prices and weak economic growth. We believe our targeted marketing efforts, experienced lenders, local decision making, and emphasis on personal relationships and superior customer service have been key drivers of our loan growth in prior years; however, our emphasis on stronger risk management practices and a weak economy limited growth in 2010 through 2013. Approximately 86.4% of our loans at December 31, 2013 were secured by some form of real estate.  At December 31, 2013, loans secured by residential properties in the form of home equity lines and closed end loans comprised 27.3% of our loan portfolio while construction & development loans and commercial real estate loans comprised 11.4% and 47.8% of our loan portfolio, respectively. Another 12.5% of our loan portfolio was commercial and industrial loans with the balance in consumer and other loans.

Asset quality is a primary concern of our credit administration. A thorough credit analysis is made of most loans before origination. Experienced lenders and a credit administrator review the loans’ structure including terms, rate, collateral and repayment sources in addition to adherence to our lending policy.  On an ongoing basis, a risk rating program and other credit administration tools are utilized to monitor loans and overall asset quality. Non-performing loans amounted to approximately $16.7 million, or 3.8% of loans outstanding, and $13.1 million, or 2.8% of loans outstanding, at December 31, 2013 and 2012, respectively.  Our allowance for loan losses was 1.73% and 2.15% of loans outstanding at December 31, 2013 and 2012, respectively. Net loan charge-offs were 1.33% and 0.90% of average loans during 2013 and 2012, respectively.

Investment securities increased to $76.8 million at December 31, 2013 from $42.2 million at December 31, 2012, an increase of 81.8%. Our investment securities portfolio consists primarily of mortgage-backed securities issued by the U.S. government and government sponsored entities, municipal securities, corporate securities and U.S. agency asset backed securities. Approximately 80.7% of the investment securities at December 31, 2013 were classified as available-for-sale and were recorded at market value.  Changes in market value are reflected as a separate component of stockholders’ equity.  We do not engage in the practice of trading securities.

Other real estate owned which consists of foreclosed real estate declined $3.6 million, or 60.8% to $2.3 million at December 31, 2013 from $5.9 million at December 31, 2012. During 2013, other real estate owned increased $2.1 million from foreclosure and was reduced by sales of $5.2 million and by impairment charges of $0.6 million.

We opened for business in November 1996 and have not paid any cash dividends to our stockholders. Stock dividends were paid in 2007, 2005, 2004, 2001, and 2000. Certain reclassifications were made to common stock from other equity accounts to record the stock dividends.

Investment Portfolio.  At December 31, 2013 and 2012, our investment portfolio comprised approximately 11.6% and 6.1% of total assets, respectively.

 The following table summarizes the carrying value amounts of securities at the dates indicated. Available-for-sale securities are reported at estimated fair value and held to maturity securities are reported at amortized cost.

Analysis of Investment Securities
Amortized Cost and Market Values
	At December 31,
	2013		2012		2011
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
Available-for-Sale	($ in thousands)
Municipal securities	$23,395	$23,609	$16,938	$18,347	$16,531	$17,767
Mortgage-backed securities	20,479	20,962	10,127	11,003	13,489	14,494
Corporate securities	15,147	15,306	12,059	12,231	10,179	9,606
Asset backed securities	2,015	2,060	-	-	-	-
Unrestricted stock	42	79	266	455	266	341
	61,078	62,016	39,390	42,036	40,465	42,208

Held-to-Maturity
Municipal securities	$8,178	$7,998	$-	$-	$-	$-
Mortgage-backed securities	6,632	6,464	211	225	392	420
	14,810	14,462	211	225	392	420

Total	$75,888	$76,478	$39,601	$42,261	$40,857	$42,628

The following table presents maturities and weighted average yields of debt securities at the date indicated:

Analysis of Investment Securities
	At December 31, 2013
	Due One	One Year	Five Years	Due
	Year or	Through	Through	After		Market
	Less	Five Years	Ten Years	Ten Years	Total	Value
Investment Securities	($ in thousands)

Municipal securities	$-	$-	$4,960	$7,860	$12,820	$12,482
Tax-free municipal securities	-	2,255	4,759	11,739	18,753	19,125
Mortgage-backed securities	-	3,255	3,851	20,005	27,111	27,426
Corporate securities	1,945	10,224	2,978	-	15,147	15,306
Asset backed securities	-	-	2,015	-	2,015	2,060
Total	$1,945	$15,734	$18,563	$39,604	$75,846	$76,399

Weighted Average Yields
Municipal securities	-	-	3.94%	3.31%	3.55%
Tax-free municipal securities	-	3.00%	4.07%	4.93%	4.48%
Mortgage-backed securities	-	2.76%	3.31%	2.59%	2.71%
Corporate securities	1.69%	1.81%	1.21%	-	1.67%
Asset backed securities	-	-	3.56%	-	3.56%
	1.69%	2.17%	2.98%	3.43%	3.11%

Loan Portfolio. Our loan portfolio is concentrated in real estate loans. Construction and development loans, which carry more risk during recessions and periods of falling real estate prices, represented 11.4% of the loan portfolio. Commercial real estate loans, secured by nonfarm nonresidential and multifamily properties, represent 47.8% of the loan portfolio and have experienced higher levels of charge-offs in the past two years. There are no foreign loans. The following table presents, at the dates indicated, the composition of our loan portfolio by loan type:

Analysis of Loans
	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Loans Secured by Real Estate:
Construction & development	$50,397	11.35%	$64,669	14.01%	$51,383	10.55%	$113,564	22.09%	$122,072	23.01%
Commercial real estate	212,272	47.80%	215,258	46.61%	251,015	51.54%	198,985	38.71%	202,139	38.10%
Home equity lines	66,926	15.07%	66,523	14.41%	66,172	13.59%	63,312	12.32%	58,015	10.93%
Residential real esate	54,115	12.18%	48,857	10.58%	51,499	10.57%	56,993	11.09%	57,716	10.88%
Total Loans Secured by Real Estate	383,710	86.40%	395,307	85.61%	420,069	86.25%	432,854	84.21%	439,942	82.92%

Commercial and industrial	55,504	12.50%	61,251	13.27%	60,863	12.50%	72,956	14.19%	83,005	15.64%
Consumer & other	4,873	1.10%	5,170	1.12%	6,099	1.25%	8,219	1.60%	7,659	1.44%

Total Loans Held for Investment	$444,087	100.00%	$461,728	100.00%	$487,031	100.00%	$514,029	100.00%	$530,606	100.00%

The table that follows shows the loan portfolio at December 31, 2013 by loan type, maturity and whether the interest rate is fixed or variable. Loans on non-accrual have been excluded.

Analysis of Certain Loan Maturities
As of December 31, 2013

	Real Estate		Commercial		Consumer & Other		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Due within one year:	$71,420	19.28%	$23,243	44.62%	$1,770	36.32%	$96,433	22.57%

Due after one year through five years:
Fixed Rate	96,481	26.05%	10,446	20.06%	2,671	54.81%	109,598	25.64%
Variable Rate	64,724	17.47%	6,091	11.69%	377	7.74%	71,192	16.66%
	161,205	43.52%	16,537	31.75%	3,048	62.55%	180,790	42.30%

Due after five years:
Fixed Rate	65,816	17.77%	9,371	17.99%	55	1.13%	75,242	17.61%
Variable Rate	71,952	19.43%	2,939	5.64%	-	0.00%	74,891	17.52%
	137,768	37.20%	12,310	23.63%	55	1.13%	150,133	35.13%

	$370,393	100.00%	$52,090	100.00%	$4,873	100.00%	$427,356	100.00%

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

Loans secured by real estate mortgages comprised 86.4% and 85.6% of our loan portfolio at December 31, 2013 and 2012, respectively. Residential real estate loans consist mainly of first and second mortgages on single-family homes. Loan-to-value ratios for these loans are generally limited to 90% for second mortgages and 85% for first mortgages, unless private mortgage insurance is obtained. Commercial real estate loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and commercial real estate loans is dependent primarily on the income and cash flows of the borrowers with the real estate serving as a secondary source of repayment. Real estate construction loans generally consist of financing of commercial real estate projects and some one-to-four family dwellings. Usually the loan-to-cost ratios are limited to 80%, and permanent financing commitments are generally required prior to advancing loan proceeds.

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

Our allowance for loan losses is composed of two parts, a specific portion related to impaired loans and a general section related to loans that are not impaired. Loans are impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms will not be collected. Our impaired loans increased to $29.3 million at December 31, 2013 from $28.1 million at December 31, 2012, primarily because non-performing loans increased $3.7 million to $16.7 million at December 31, 2013. The increase in non-performing loans was offset partially by a decline in accruing troubled debt restructurings. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $2.1 million at December 31, 2013 from $1.8 million at December 31, 2012. The general allowance, the difference between our allowance for loan losses and the specific portion of the allowance for loan losses, decreased to $5.6 million at December 31, 2013 from $8.2 million at December 31, 2012. These allowances apply to non-impaired loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.0% on multifamily loans to 3.68% on construction and development loans, to categories of performing loans at each period end. We used the latest twelve quarters to determine the estimated loss ratios inherent in the loan portfolio in both 2013 and 2012.

The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as delinquency trends, net loan charge-offs in the current period compared to historical loan charge-offs, the current level of nonperforming loans compared to historical levels, changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of our general section of the allowance decreased to $0.7 million at December 31, 2013 from $1.2 million at December 31, 2012, primarily due to positive delinquency trends, lower classified assets, and positive changes in economic conditions.

The following table presents the allocation of the allowance for loan losses at the dates indicated, compared with the percent of loans in the applicable categories of total loans.

Allocation of the Allowance for Loan Losses

	At December 31,
	2013		2012		2011		2010		2009
		% Loans		% Loans		% Loans		% Loans		% Loans
		in Each		in Each		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	($ in thousands)
Balance at end of period applicable to:

Real Estate Loans
Construction & development	$1,459	11.35%	$2,349	14.01%	$2,948	10.55%	$4,478	22.09%	$2,993	23.01%
Commercial real estate	2,564	47.80%	4,068	46.61%	3,690	51.54%	3,364	38.71%	2,961	38.10%
Home equity lines of credit	580	15.07%	609	14.41%	1,126	13.59%	818	12.32%	903	10.93%
Residential real estate	472	12.18%	863	10.58%	994	10.57%	846	11.09%	856	10.88%
	5,075	86.40%	7,889	85.61%	8,758	86.25%	9,506	84.21%	7,713	82.92%
Commercial and Consumer Loans
Commercial & industrial	2,562	12.50%	1,885	13.27%	2,985	12.50%	2,746	14.19%	2,025	15.64%
Consumer and other	17	1.10%	133	1.12%	46	1.25%	79	1.60%	333	1.44%

Unallocated	9		37		4		28		10

Total	$7,663	100.00%	$9,944	100.00%	$11,793	100.00%	$12,359	100.00%	$10,081	100.00%

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

Nonperforming Assets

	At December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Nonperforming restructured loans	$4,649	$7,443	$9,060	$356	$-
Other nonaccrual loans	12,082	5,624	13,855	27,357	14,163
Total nonperforming loans	16,731	13,067	22,915	27,713	14,163
Real estate owned	2,329	5,940	6,728	9,848	12,546
Other repossessed assets	-	-	-	15	1,418
Total nonperforming assets	$19,060	$19,007	$29,643	$37,576	$28,127

Accruing loans past due 90 days or more	$-	$33	$-	$2,326	$-
Performing restructured loans	10,381	13,822	18,502	4,972	-
Allowance for loan losses	7,663	9,944	11,793	12,359	10,081
Nonperforming loans to period end loans held for investment	3.77%	2.83%	4.71%	5.39%	2.67%
Allowance for loan losses to nonperforming loans	45.80%	76.10%	51.46%	44.60%	71.18%
Nonperforming assets to total assets	2.88%	2.75%	4.40%	5.55%	4.04%

Nonperforming assets increased slightly in 2013 from 2012, but have decreased substantially from 2009, 2010 and 2011. Although impaired loans increased slightly in 2013 from 2012 as shown below, the quality of the loan portfolio improved in 2013 as evidenced by the declining level of criticized loans to $26.2 million at December 31, 2013 from $37.8 million at December 31, 2012. A breakout of loans by internal loan grades including criticized loans, is shown in Note 3 to the consolidated financial statements. During 2012 and 2013, we decreased our restructured loans to borrowers experiencing financial difficulty as total troubled debt restructurings declined to $15.0 million at December 31, 2013 from $21.3 million at December 31, 2012. Performing restructured loans decreased to $10.4 million at December 31, 2013 from $13.8 million at December 31, 2012. The following table gives expanded disclosure of our loans outstanding and impaired loans by loan type along with specific loan loss allowances at December 31, 2013 and December 31, 2012, and net loan charge-offs in 2013 and 2012.

	At December 31, 2013
			Impaired Loans		Year to Date
	Loans Outstanding			Specific Loan	Net Loan
	Balances	Percent	Balances	Loss Allowances	Charge-offs
	(Dollars in thousands)
Real Estate Loans:
Construction & development	$50,397	11.35%	$1,800	$-	$377
Commercial real estate	212,272	47.80%	17,633	541	3,994
Home equity lines	66,926	15.07%	554	24	131
Residential real estate	54,115	12.18%	5,466	102	(59)
Total real estate	383,710	86.40%	25,453	667	4,443
Commercial and industrial	55,504	12.50%	3,815	1,396	1,239
Consumer & other	4,873	1.10%	-	-	49
Total loans held for investment	$444,087	100.00%	$29,268	$2,063	$5,731

	At December 31, 2012
			Impaired Loans		Year to Date
	Loans Outstanding			Specific Loan	Net Loan
	Balances	Percent	Balances	Loss Allowances	Charge-offs
	(Dollars in thousands)
Real Estate Loans:
Construction & development	$64,669	14.01%	$1,942	$-	$149
Commercial real estate	215,258	46.61%	19,724	1,309	1,214
Home equity lines	66,523	14.41%	778	187	319
Residential real estate	48,857	10.58%	4,416	134	488
Total real estate	395,307	85.61%	26,860	1,630	2,170
Commercial and industrial	61,251	13.27%	1,198	95	2,020
Consumer & other	5,170	1.12%	52	50	19
Total loans held for investment	$461,728	100.00%	$28,110	$1,775	$4,209

Deposits.  The maturity distribution of time deposits of $100,000 or more at December 31, 2013, 2012 and 2011 is presented below. Such deposits may be more volatile and interest rate sensitive than other deposits. Our deposit focus in 2013 centered on increasing lower cost demand accounts and lowering the pricing on time deposits to improve our net interest income which resulted in a decline in time deposits.

Certificates of Deposit in Amounts of $100,000 or More

	At December 31,
Remaining maturity:	2013	2012	2011
	(in thousands)
Three months or less	$16,150	$7,103	$17,737
Over three through six months	8,192	19,151	55,542
Over six through twelve months	25,223	24,703	26,292
Over twelve months	40,481	51,340	21,454
	$90,046	$102,297	$121,025

Interest rate sensitivity.  Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management.  It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements.  We measure interest rate risk by using simulation analysis. Prior to 2010, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2010, we set our Carolina Bank prime at 4.50% when the Wall Street Journal Prime declined to 3.25% with the expectation that the Carolina Bank prime would not rise again until the Wall Street Journal Prime exceeded 4.50%. Approximately 34.7% of our loans held for investment, or $154.8 million at December 31, 2013, adjust with the Carolina Bank prime. We also implemented floors on a number of our variable rate loans which improves our loan yields in a low interest rate environment. Our net yield on average interest-earning assets decreased to 3.59% in 2013 from 3.89% in 2012 because of a change in asset mix as loans, which have higher yields, decreased while interest-bearing deposits in banks and investments, which have lower yields, increased. Our simulation analysis indicates that our net interest margin will decline approximately 3.9% in one year, if interest rates immediately rise 1% and will not increase above current projected levels until interest rates rise between 3% and 4%. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is the major reason for the potential decline in net interest income as the Wall Street Journal Prime increases. We have also increased our fixed rate loans and investments during 2013 which has increased our interest rate risk.

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

	Repricing Schedule as of December 31, 2013
	More than
	0-90	91-365	1 Year to	Over
	Days	Days	3 Years	3 Years	Total
	(Dollars in Thousands)
Interest-earning assets
Interest-bearing deposits	$58,859	$-	$-	$-	$58,859
Bank term deposits	249	1,245	9,624	-	11,118
Investment securities	17,146	868	1,444	57,289	76,747
Loans held for sale	28,382	-	-	-	28,382
Loans	62,823	52,425	88,884	223,224	427,356
Total	167,459	54,538	99,952	280,513	602,462

Interest-bearing liabilities
Savings, NOW and money market	342,970	-	-	-	342,970
Time Deposits	25,090	61,673	54,694	9,759	151,216
Federal Home Loan Bank advances	24	76	212	2,573	2,885
Securities sold under agreements to repurchase	3,032	-	-	-	3,032
Subordinated debentures	19,610	-	-	-	19,610
Total	390,726	61,749	54,906	12,332	519,713

Interest sensitive gap	$(223,267)	$(7,211)	$45,046	$268,181	$82,749

Cumulative gap	$(223,267)	$(230,478)	$(185,432)	$82,749	$82,749

Ratio of interest-sensitive assets to interest-sensitive liabilities	42.86%	88.32%	182.04%	2274.68%	115.92%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	42.86%	49.06%	63.45%	115.92%	115.92%

Return on equity and assets.  The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), cash dividend payout ratio (cash dividends declared divided by net income), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

	For the Years
	Ended December 31,
	2013	2012	2011

Return on Average Assets	0.60%	1.12%	0.36%
Return on Average Stockholders' Equity	7.58%	14.98%	5.29%
Dividend Payout Ratio	-	-	-
Average Stockholders' Equity as a Percentage of Average Assets	7.88%	7.46%	6.78%

Capital resources.  Carolina Bank Holdings, Inc. and Carolina Bank are subject to various regulatory capital adequacy standards.  Under these standards, financial institutions are required to maintain minimum ratios of capital to risk-weighted assets and average total assets. Carolina Bank Holdings, Inc. and Carolina Bank exceeded all minimum published capital requirements, and Carolina Bank met the requirements to be categorized as “well capitalized” at December 31, 2013 and 2012. The capital ratios for Carolina Bank Holdings consolidated and Carolina Bank are detailed in Note 10 to the consolidated financial statements. Included in the regulatory capital of Carolina Bank Holdings, Inc. and Subsidiary is $10.0 million in junior subordinated debentures (“trust preferred securities”) which has been primarily reinvested in the Bank. These trust preferred securities qualify as Tier 1 capital under current regulatory guidelines. Carolina Bank issued $9.3 million in junior subordinated debentures in 2008 which is included in the regulatory capital of the Bank and the consolidated capital of Carolina Bank Holdings, Inc and Subsidiary as Tier 2 capital. These junior subordinated debentures lost 20% of their capital status on October 1, 2013 and will lose 20% per year over a four year period beginning in October 2014. On January 9, 2009 we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase Program to help support future growth. The Treasury sold our preferred stock to private investors and we repurchased $5 million of the preferred stock during 2013. The remaining $11.0 million in preferred stock is included in the Tier 1 consolidated capital of Carolina Bank Holdings, Inc. and Subsidiary, and most of this capital was reinvested in Carolina Bank as Tier 1 common capital. Carolina Bank has an internal goal to use its best efforts to maintain Tier 1 capital to average assets above 8% as long as the ratio of classified assets to capital is above 50%, and Carolina Bank has exceeded the goal during all of 2013 with Tier 1 Capital to average assets at 8.86% at December 31, 2013. The ratio of classified assets to capital was also below 50% at December 31, 2013. Carolina Bank Holdings, Inc. is current on interest payments on its trust preferred securities and on its dividend payments on its preferred stock as of December 31, 2013. No common stock dividends are anticipated in the near future.

During 2013, Basel III capital requirements were adopted by United States banking regulators. The Basel III regulations establish a common equity Tier 1 capital requirement of 4.5% in 2015 and 7.0% by 2019. The new regulations change risk weights for certain on and off balance sheet assets and require deductions from capital for certain types of assets. We are currently evaluating the new Basel III capital requirements but believe we will be in compliance prior to the effective dates.

Inflation.  Since our assets and liabilities are primarily monetary in nature, our performance is more affected by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not necessarily be the same. Since our Carolina Bank prime rate, which is used to price most of our commercial variable rate loans, is currently higher than the Wall Street Journal prime rate, we do not expect our Carolina Bank prime rate to increase until the Wall Street Journal prime has increased more than 1.25%.

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

We have audited the accompanying consolidated balance sheets of Carolina Bank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Bank Holdings, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/S/ Elliott Davis, PLLC

Charlotte, North Carolina
March 21, 2014

Elliott Davis PLLC | www.elliottdavis.com

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2013 and 2012

	December 31,
	2013	2012
	(in thousands, except share data)
Assets
Cash and due from banks	$6,037	$7,913
Interest-bearing deposits with banks	58,859	7,186
Bank term deposits	11,118	-
Securities available-for-sale, at fair value	62,016	42,036
Securities held-to-maturity (fair values of $14,462 in 2013 and $225 in 2012)	14,810	211
Loans held for sale	28,382	131,762
Loans	444,087	461,728
Less allowance for loan losses	(7,663)	(9,944)
Net loans	436,424	451,784
Premises and equipment, net	18,261	17,732
Other real estate owned	2,329	5,940
Bank-owned life insurance	11,129	10,765
Other assets	12,442	16,539
Total assets	$661,807	$691,868

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$84,911	$73,032
NOW, money market and savings	342,970	343,740
Time	151,216	174,153
Total deposits	579,097	590,925

Advances from the Federal Home Loan Bank	2,885	15,982
Securities sold under agreements to repurchase	3,032	1,950
Subordinated debentures	19,610	19,563
Other liabilities and accrued expenses	7,579	9,586
Total liabilities	612,203	638,006

Commitments and contingencies - Note 11
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 10,994 shares in 2013 and 16,000 in 2012	10,994	15,573
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,428,776 in 2013 and 3,387,045 in 2012	3,429	3,387
Common stock warrants	-	1,841
Additional paid-in capital	16,226	15,906
Retained earnings	18,336	15,408
Stock in directors' rabbi trust	(1,347)	(1,050)
Directors' deferred fees obligation	1,347	1,050
Accumulated other comprehensive income	619	1,747
Total stockholders’ equity	49,604	53,862
Total liabilities and stockholders’ equity	$661,807	$691,868

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Income
For the years ended December 31, 2013 and 2012

	2013	2012
	(in thousands, except per share data)
Interest income
Loans	$24,128	$27,703
Investment securities, taxable	1,221	1,195
Investment securities, non taxable	480	402
Interest from deposits in banks	242	93
Total interest income	26,071	29,393

Interest expense
NOW, money market and savings	1,099	1,835
Time deposits	1,935	2,569
Other borrowed funds	722	802
Total interest expense	3,756	5,206

Net interest income	22,315	24,187
Provision for loan losses	3,450	2,360
Net interest income after provision for loan losses	18,865	21,827
Non-interest income
Service charges	1,156	1,126
Mortgage banking income	12,421	17,910
Gain on sale of investment securities	272	37
Other	485	577
Total non-interest income	14,334	19,650

Non-interest expense
Salaries and benefits	17,153	18,085
Occupancy and equipment	2,944	2,693
Foreclosed property expense	967	2,663
Professional fees	1,552	1,280
Outside data processing	918	887
FDIC insurance	519	850
Advertising and promotion	830	797
Stationery, printing and supplies	649	640
Other	2,088	2,348
Total non-interest expense	27,620	30,243

Income before income taxes	5,579	11,234
Income tax expense	1,569	3,732
Net income	4,010	7,502
Dividends and accretion on preferred stock	1,082	1,226
Net income available to common stockholders	$2,928	$6,276
Net income per common share
Basic	$0.86	$1.85
Diluted	$0.85	$1.85

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2013 and 2012

	2013	2012
	(in thousands)

Net income	$4,010	$7,502

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	(1,436)	939
Tax effect	488	(319)
Reclassification of gains recognized in net income	(272)	(37)
Tax effect	92	13
	(1,128)	596

Comprehensive income	$2,882	$8,098

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2013 and 2012

						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2011	$15,177	$3,387	$1,841	$15,870	$9,132	$(875)	$875	$1,151	$46,558

Net income	-	-	-	-	7,502	-	-	-	7,502
Other comprehensive income, net of tax	-	-	-	-	-	-	-	596	596
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(175)	175	-	-
Stock options expensed	-	-	-	36	-	-	-	-	36
Accretion of preferred stock discount	396	-	-	-	(396)	-	-	-	-
Preferred stock dividends declared	-	-	-	-	(830)	-	-	-	(830)

Balance, December 31, 2012	15,573	3,387	1,841	15,906	15,408	(1,050)	1,050	1,747	53,862

Net income	-	-	-	-	4,010	-	-	-	4,010
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(1,128)	(1,128)
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(297)	297	-	-
Stock options exercised	-	42	-	287	-	-	-	-	329
Repurchase of common stock warrant	-	-	(1,841)	41	-	-	-	-	(1,800)
Repurchase of preferred stock	(4,950)	-	-	(8)	-	-	-	-	(4,958)
Accretion of preferred stock discount	371	-	-	-	(371)	-	-	-	-
Preferred stock dividends declared	-	-	-	-	(711)	-	-	-	(711)

Balance, December 31, 2013	$10,994	$3,429	$-	$16,226	$18,336	$(1,347)	$1,347	$619	$49,604

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$4,010	$7,502
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	3,450	2,360
Depreciation	837	881
Increase in cash surrender value of bank-owned life insurance	(364)	(380)
Stock-based compensation expense	-	36
Deferred income tax	1,788	41
Accretion, net	(9)	(64)
Amortization of subordinated debt discount	47	74
Decrease (increase) in fair value of loans held for sale	1,027	(522)
(Gain) loss on sale of other real estate owned	(71)	202
Gain on sale of investments	(272)	(37)
Gain on sale of loans held for sale	(13,387)	(18,363)
Impairment of other real estate owned	632	1,466
Proceeds from sale of loans held for sale	1,013,566	1,213,572
Originations of loans held for sale	(897,826)	(1,234,494)
Loss on sale of premises and equipment	-	8
(Increase) decrease in other assets	2,889	(1,221)
Increase (decrease) in other liabilities and accrued expenses	(1,157)	3,143
Net cash provided by (used for) operating activities	115,160	(25,796)

Cash flows from investing activities
Increase in bank term deposits	(11,118)	-
Purchases of investment securities available-for-sale	(26,309)	(5,378)
Purchases of investment securities held-to-maturity	(15,210)	-
Maturities and calls of securities available-for-sale	670	3,164
Maturities and calls of securities held-to-maturity	167	-
Repayments from mortgage-backed securities available-for-sale	2,555	3,390
Repayments from mortgage-backed securities held-to-maturity	235	181
Net decrease in loans	9,860	16,377
Proceeds from sales of investment securities	1,886	-
Improvements to other real estate owned	(205)	(177)
Purchases of premises and equipment	(1,366)	(1,179)
Proceeds from sales of other real estate owned	5,305	4,014
Net cash provided by (used for) investing activities	(33,530)	20,392

Cash flows from financing activities
Net decrease in deposits	(11,828)	(5,714)
Net increase (decrease) in Federal Home Loan Advances	(13,097)	12,907
Increase in securities sold under agreements to repurchase	1,082	414
Proceeds from exercise of stock options	329	-
Repurchase of common stock warrants	(1,800)	-
Repurchase of preferred stock	(4,958)	-
Dividends paid on preferred stock	(1,561)	(415)
Net cash provided by (used for) financing activities	(31,833)	7,192

Net increase in cash and cash equivalents	49,797	1,788
Cash and cash equivalents at beginning of period	15,099	13,311
Cash and cash equivalents at end of period	$64,896	$15,099

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,798	$5,486
Cash paid during the period for income taxes	$821	$4,190
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$2,050	$4,717
Dividends declared but not paid	$-	$820
Accretion of preferred stock discount	$371	$396
Change in unrealized gains on securities available-for-sale, net of tax	$(1,128)	$596

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth counties of North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has four locations in Greensboro and an office in Asheboro, Burlington, High Point and Winston-Salem. All banking offices are in the Piedmont Triad region of North Carolina. A wholesale mortgage division is located at the Greensboro corporate headquarters, and mortgage loan production offices are located in Burlington, Chapel Hill, Hillsborough, Raleigh, and Sanford.

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
December 31, 2013 and 2012

Note 1 - Summary of significant accounting policies (continued)

(c)  Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified at acquisition into one of three categories and accounted for as follows:

•     securities held-to-maturity - reported at amortized cost,
•     trading securities - reported at fair value with unrealized gains and losses included in earnings, or;
•     securities available-for-sale - reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect).

The Company does not engage in any securities trading activities.  Gains and losses on sales of securities are recognized on a specific identification basis. Purchases and sales of investments are recorded on a trade-date basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method. An investment in the Federal Home Loan Bank of $964,000 and $1,729,000 at December 31, 2013 and 2012, respectively, is included in other assets and represents restricted stock which is carried at cost and is required for advances or borrowings. An investment in Pacific Coast Bankers’ Bancshares of $102,000 at December 31, 2013 and 2012 is included in other assets and carried at cost.

(d)  Loans held for sale and hedging activities

Loans held for sale represent residential real estate loans originated by the mortgage division, which was formed in 2007. Generally, optional commitments to sell these loans are made shortly after origination commitments are entered into with borrowers. The Company opted to account for loans held for sale at fair value which is measured based on what secondary markets are currently offering for portfolios with similar characteristics. The Company, in years prior to 2013, also sold mortgage-backed securities on a forward basis to hedge some of its origination commitments to borrowers. Forward sale mortgage backed securities and the value of the estimated loan commitments that were hedged are also accounted for at fair value. Assumptions related to the closing ratio of loan commitments and the projected profit from loan sales were used to estimate the fair value of hedged loan commitments. These estimates of fair value vary based on the level of interest rates and demand for residential mortgage loans.

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
December 31, 2013 and 2012

Note 1 - Summary of significant accounting policies (continued)

The Company uses the allowance method in providing for loan losses. The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risks of loss in the loan portfolio.  In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquencies, loss trends, and other factors.  Management believes that the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used. The Company changed its allowance methodology during 2012 to more accurately reflect the estimated loss ratios inherent in the loan portfolio by increasing the look back period for computing historical losses to the most recent three years from the most recent two years, adjusted for certain subjective factors. Net loan charge-offs, which are loan charge-offs less recoveries, are the basis for computing loan loss trends, and the Company generally records charge-offs on non-performing real estate loans when new appraisals are obtained rather than waiting until collection efforts have been exhausted. Net loan charge-offs for 2013 and 2012 were $5,731,000 and $4,209,000, respectively.

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
December 31, 2013 and 2012

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
December 31, 2013 and 2012

Note 1 - Summary of significant accounting policies (continued)

The Company adopted Accounting for Stock-Based Compensation in 2006 under the modified prospective application method. The fair value of options granted in 2007 under the Employee Plans was $178,000, of which $0 and $36,000 was expensed in 2013 and 2012, respectively. As of December 31, 2013, there was no unrecognized compensation cost related to non-vested share-based compensation.

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

Following is a summary of stock options outstanding under both plans, adjusted for the stock splits that have occurred in prior years:

	Employee Plan
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	($000s)
Balance at January 1, 2012	162,965	$9.52	$-
Issued	-	-
Exercised	-	-
Forfeited	(6,384)	6.71
Balance at December 31, 2012	156,581	9.63	-
Issued	-	-
Exercised	(41,731)	7.88
Forfeited	(1,846)	10.91
Balance at December 31, 2013	113,004	$10.25	$43,000

Exercisable at December 31, 2013	113,004	$10.25	$43,000

All options under the Director plan expired in 2011. At December 31, 2013, all options under the Employee Plan were exercisable at a weighted average exercise price of $10.25. The range of exercise prices at December 31, 2013 for the Employee Plans was $8.83 - $11.65. The weighted average remaining contractual term for the Employee Plans was 25 months.

The aggregate intrinsic value of all stock options and of exercisable options at December 31, 2013 was $43,000 for the Employee Plan.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 1 - Summary of significant accounting policies (continued)

(l)  Reclassification

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

(m)  Advertising

Advertising costs are expensed as incurred.

(n)  Operating segments

ASC 280, “Segment Reporting”, provides guidance on the reporting and disclosure of information about operating segments. The Company is considered to have three principal business segments in 2013 and 2012, the Commercial/Retail bank, the Mortgage division, and the holding company. The Mortgage division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. The Mortgage Division added a retail mortgage loan production office in July 2010 and another four retail mortgage loan production offices during 2012 and 2013. Retail mortgage loan officers are also located in five of eight full service bank offices. Financial performance for 2013 and 2012 and selected balance sheet information at December 31, 2013 and 2012 for each segment is shown in Note 16.

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
December 31, 2013 and 2012

Note 1 - Summary of significant accounting policies (continued)

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

In July 2013, the FASB issued ASU No. 2013-11 on the topic of Income Taxes. The amendments eliminate the diversity in practice regarding presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under the provisions of the ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met.  The amendments will be effective for the Company on a prospective basis for interim and annual reporting periods beginning January 1, 2014.  Early adoption and retrospective application are permitted.  These amendments are not expected to have a material effect on the Company’s statement of financial position.

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to December 31, 2013. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 2 – Securities

A summary of the amortized cost and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2013

Available-for-sale
Municipal securities	$23,395	$705	$491	$23,609
FNMA, FHLMC, and GNMA mortgage-backed securities	20,479	548	65	20,962
Corporate securities	15,147	222	63	15,306
Asset backed securities	2,015	45	-	2,060
Unrestricted stock	42	37	-	79
	$61,078	$1,557	$619	$62,016

Held-to-maturity
Municipal securities	$8,178	$-	$180	$7,998
FNMA mortgage-backed securities	6,632	-	168	6,464
	$14,810	$-	$348	$14,462

December 31, 2012

Available-for-sale
Municipal securities	$16,938	$1,414	$5	$18,347
FNMA, FHLMC, and GNMA mortgage-backed securities	10,127	876	-	11,003
Corporate securities	12,059	264	92	12,231
Unrestricted stock	266	189	-	455
	$39,390	$2,743	$97	$42,036

Held-to-maturity
FNMA and GNMA mortgage-backed securities	211	14	-	225
	$211	$14	$-	$225

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 2 – Securities (continued)

The scheduled maturities of debt securities available-for-sale and held-to-maturity at December 31, 2013 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$1,945	$1,952	$-	$-	$1,945	$1,952
Due from one to five years	12,479	12,745	3,255	3,292	15,734	16,037
Due from five to ten years	11,339	11,486	5,866	6,081	17,205	17,567
Over ten years	12,779	12,732	13,373	13,649	26,152	26,381
	$38,542	$38,915	$22,494	$23,022	$61,036	$61,937
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	1,358	1,333	-	-	1,358	1,333
Over ten years	6,820	6,665	6,632	6,464	13,452	13,129
	$8,178	$7,998	$6,632	$6,464	$14,810	$14,462

Municipal securities, mortgage-backed securities and unrestricted stock were sold during 2013 and 2012 for gains totaling $272,000 and $37,000, respectively.

At December 31, 2013, securities with a carrying value of approximately $4,622,000 were pledged to secure retail repurchase agreements and certain deposits.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At December 31, 2013, five corporate debt securities with $4,411,000 in fair value, four mortgage-backed with $10,024,000 in fair value, and sixteen municipal securities with $19,126,000 in fair value had total unrealized losses of $967,000. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 2 – Securities (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
December 31, 2013:
Municipal securities	15	$18,585	$620	1	$541	$51	16	$19,126	$671
FNMA and FHLMC mortgage- backed securities	4	10,024	233	-	-	-	4	10,024	233
Corporate securities	4	3,919	55	1	492	8	5	4,411	63
Total	23	$32,528	$908	2	$1,033	$59	25	$33,561	$967

December 31, 2012:
Municipal securities	1	$598	$5	-	$-	$-	1	$598	$5
Corporate securities	3	2,378	92	-	-	-	3	2,378	92
Total	4	$2,976	$97	-	$-	$-	4	$2,976	$97

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
December 31, 2013 and 2012

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

Loans at December 31, 2013 and 2012 were as follows:

	2013	2012
	( in thousands)
Real Estate Loans:
Construction & development	$50,397	$64,669
Commercial real estate	212,144	215,262
Home equity lines	66,926	66,523
Residential real estate	54,115	48,857
Total real estate loans	383,582	395,311
Commercial & industrial	55,504	61,251
Consumer & other	4,873	5,170
Total loans	443,959	461,732
Less:
Deferred loan fees (costs)	(128)	4
Allowance for loan losses	7,663	9,944

	$436,424	$451,784

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 3 - Loans and allowance for loan losses (continued)

The activity in the allowance for loan losses for 2013 and 2012 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2013
Beginning of year balance	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Provision for loan losses	(513)	2,490	102	(450)	1,916	(67)	(28)	3,450
Charge-offs	(418)	(4,000)	(133)	(97)	(1,703)	(81)	-	(6,432)
Recoveries	41	6	2	156	464	32	-	701
Balance at December 31,	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
2012
Beginning of year balance	$2,948	$3,690	$1,126	$994	$2,985	$46	$4	$11,793
Provision for loan losses	(450)	1,592	(198)	357	920	106	33	2,360
Charge-offs	(159)	(1,318)	(324)	(498)	(2,142)	(20)	-	(4,461)
Recoveries	10	104	5	10	122	1	-	252
Balance at December 31,	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944

Balances at December 31, 2013
Allowance for loan losses:
Balance at December 31,	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Ending balance individually evaluated for impairment	$-	$541	$24	$102	$1,396	$-	$-	$2,063
Ending balance collectively evaluated for impairment	$1,459	$2,023	$556	$370	$1,166	$17	$9	$5,600
Loans Outstanding:
Balance at December 31,	$50,397	$212,272	$66,926	$54,115	$55,504	$4,873	$-	$444,087
Ending balance individually evaluated for impairment	$1,800	$17,633	$554	$5,466	$3,815	$-	$-	$29,268
Ending balance collectively evaluated for impairment	$48,597	$194,639	$66,372	$48,649	$51,689	$4,873	$-	$414,819

Balances at December 31, 2012
Allowance for loan losses:
Balance at December 31,	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Ending balance individually evaluated for impairment	$-	$1,309	$187	$134	$95	$50	$-	$1,775
Ending balance collectively evaluated for impairment	$2,349	$2,759	$422	$729	$1,790	$83	$37	$8,169
Loans Outstanding:
Balance at December 31,	$64,669	$215,258	$66,523	$48,857	$61,251	$5,170	$-	$461,728
Ending balance individually evaluated for impairment	$1,942	$19,724	$778	$4,416	$1,198	$52	$-	$28,110
Ending balance collectively evaluated for impairment	$62,727	$195,534	$65,745	$44,441	$60,053	$5,118	$-	$433,618

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 3 - Loans and allowance for loan losses (continued)

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At December 31, 2013
Real Estate Loans:
Construction & development	$-	$-	$1,695	$1,695	$48,702	$50,397	$-
Commercial real estate	222	-	9,067	9,289	202,983	212,272	-
Home equity lines	60	-	402	462	66,464	66,926	-
Residential real estate	750	100	2,153	3,003	51,112	54,115	-
Total real estate	1,032	100	13,317	14,449	369,261	383,710	-
Commercial & industrial	9	-	3,414	3,423	52,081	55,504	-
Consumer & other	-	-	-	-	4,873	4,873	-
Total loans	$1,041	$100	$16,731	$17,872	$426,215	$444,087	$-

At December 31, 2012
Real Estate Loans:
Construction & development	$-	$-	$1,778	$1,778	$62,891	$64,669	$-
Commercial real estate	-	-	7,908	7,908	207,350	215,258	-
Home equity lines	27	-	654	681	65,842	66,523	-
Residential real estate	665	-	1,584	2,249	46,608	48,857	33
Total real estate	692	-	11,924	12,616	382,691	395,307	33
Commercial & industrial	67	-	1,126	1,193	60,058	61,251	-
Consumer & other	1	-	50	51	5,119	5,170	-
Total loans	$760	$-	$13,100	$13,860	$447,868	$461,728	$33

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At December 31, 2013 and 2012, the total recorded investment in impaired loans amounted to approximately $29,268,000 and $28,110,000, respectively.  Of these impaired loans, $16,731,000 and $13,067,000 were on non-accrual at December 31, 2013 and 2012, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 3 - Loans and allowance for loan losses (continued)

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
December 31, 2013
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,800	$2,101	$-	$2,101	$48
Commercial real estate	13,247	16,943	-	18,001	646
Home equity lines	353	548	-	549	23
Residential real estate	3,654	3,914	-	4,099	210
Total real estate	19,054	23,506	-	24,750	927
Commercial & industrial	1,850	2,950	-	3,071	97
Consumer & other	-	25	-	25	1
Total loans	20,904	26,481	-	27,846	1,025
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	4,386	4,619	541	4,679	206
Home equity lines	201	245	24	245	14
Residential real estate	1,812	1,878	102	1,928	79
Total real estate	6,399	6,742	667	6,852	299
Commercial & industrial	1,965	2,443	1,396	2,556	82
Consumer & other	-	-	-	-	-
Total loans	8,364	9,185	2,063	9,408	381
Total impaired loans	$29,268	$35,666	$2,063	$37,254	$1,406
December 31, 2012
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,942	$2,074	$-	$2,114	$53
Commercial real estate	16,547	18,009	-	18,335	785
Home equity lines	414	608	-	608	17
Residential real estate	3,800	4,111	-	4,151	155
Total real estate	22,703	24,802	-	25,208	1,010
Commercial & industrial	1,103	1,697	-	2,170	42
Consumer & other	2	2	-	4	-
Total loans	23,808	26,501	-	27,382	1,052
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	3,177	3,180	1,309	3,181	177
Home equity lines	364	395	187	395	16
Residential real estate	616	631	134	656	38
Total real estate	4,157	4,206	1,630	4,232	231
Commercial & industrial	95	104	95	118	7
Consumer & other	50	50	50	50	3
Total loans	4,302	4,360	1,775	4,400	241
Total impaired loans	$28,110	$30,861	$1,775	$31,782	$1,293

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 3 - Loans and allowance for loan losses (continued)

Loans are graded according to an internal loan rating classification system when originated.  Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:
⋅	Pass - Acceptable loans
⋅	Special Mention - Loans with potential identified weaknesses in administration or servicing.
⋅	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at December 31, 2013 and December 31, 2012
	Construction &		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2013	2012	2013	2012	2013	2012
	(in thousands)
Pass	$47,826	$60,928	$193,183	$182,314	$65,429	$64,042
Special Mention	881	-	4,035	8,641	113	588
Criticized	1,690	3,741	15,054	24,303	1,384	1,893
TOTAL	$50,397	$64,669	$212,272	$215,258	$66,926	$66,523

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2013	2012	2013	2012	2013	2012
	(in thousands)
Pass	$48,838	$43,042	$51,639	$58,454	$4,870	$5,101
Special Mention	979	391	82	400	3	7
Criticized	4,298	5,424	3,783	2,397	-	62
TOTAL	$54,115	$48,857	$55,504	$61,251	$4,873	$5,170

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 3 - Loans and allowance for loan losses (continued)

The following is a summary of non-accrual loans at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
	(in thousands)
Real Estate Loans:
Construction & development	$1,695	$1,778
Commercial real estate	9,067	7,908
Home equity lines	402	654
Residential real estate	2,153	1,551
Total real estate	13,317	11,891
Commercial & industrial	3,414	1,126
Consumer & other	-	50
Total loans	$16,731	$13,067

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

Available commitments for troubled debt restructurings outstanding as of December 31, 2013 totaled $460,000.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 3 - Loans and allowance for loan losses (continued)

The following tables present troubled debt restructurings as of December 31, 2013 and 2012:

Troubled Debt Restructurings
	December 31, 2013
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$105	6	$1,111	7	$1,216
Commercial real estate	12	7,783	6	2,860	18	10,643
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,103	2	246	13	2,349
Total real estate	24	9,991	14	4,217	38	14,208
Commercial & industrial	2	390	2	432	4	822
Consumer & other	0	-	0	-	0	-
Total loans	26	$10,381	16	$4,649	42	$15,030

	December 31, 2012
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$165	7	$1,606	8	$1,771
Commercial real estate	14	11,235	8	3,936	22	15,171
Home equity lines	0	-	1	150	1	150
Residential real estate	15	2,350	3	685	18	3,035
Total real estate	30	13,750	19	6,377	49	20,127
Commercial & industrial	2	70	5	1,066	7	1,136
Consumer & other	1	2	0	-	1	2
Total loans	33	$13,822	24	$7,443	57	$21,265

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
December 31, 2013 and 2012

Note 3 - Loans and allowance for loan losses (continued)

The following tables present newly restructured loans that occurred during 2013 and 2012:

	New Troubled Debt Restructurings
	Year Ended December 31, 2013
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	5	$-	0	$-	5	$-
Commercial real estate	0	-	0	-	1	527	0	-	1	527
Residential real estate	0	-	0	-	1	244	0	-	1	244
Total real estate	0	-	0	-	7	771	0	-	7	771
Consumer & other	0	-	0	-	1	50	0	-	1	50
Total loans	0	$-	0	$-	8	$821	0	$-	8	$821

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	5	$1,059	0	$-	5	$1,059
Commercial real estate	0	-	0	-	1	517	0	-	1	517
Residential real estate	0	-	0	-	1	239	0	-	1	239
Total real estate	0	-	0	-	7	1,815	0	-	7	1,815
Commercial & industrial	0	-	0	-	1	-	0	-	1	-
Total loans	0	$-	0	$-	8	$1,815	0	$-	8	$1,815

	Year Ended December 31, 2012
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$32	0	$-	3	$-	0	$-	4	$32
Commercial real estate	0	-	1	81	3	1,005	0	-	4	1,086
Residential real estate	0	-	0	-	0	-	2	686	2	686
Total real estate	1	32	1	81	6	1,005	2	686	10	1,804
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$32	1	$81	6	$1,005	2	$686	10	$1,804

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	1	$14	0	$-	3	$755	0	$-	4	$769
Commercial real estate	0	-	1	72	3	784	0	-	4	856
Residential real estate	0	-	0	-	0	-	2	673	2	673
Total real estate	1	14	1	72	6	1,539	2	673	10	2,298
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	1	$14	1	$72	6	$1,539	2	$673	10	$2,298

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 3 - Loans and allowance for loan losses (continued)

The following table represents financing receivables modified as troubled debt restructurings and with a payment default occurring within 12 months of the restructure date, during the years ended December 31, 2013 and 2012:

TDRs with a payment default occurring within 12 months of restructure
	During the year ended
	December 31, 2013		December 31, 2012
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	1	$14
Commercial real estate	2	308	6	4,979
Total real estate	2	308	7	4,993
Commercial & industrial	0	-	2	494
Total loans	2	$308	9	$5,487

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

The Company made loans in the ordinary course of business to certain directors and executive officers of the Company and to their affiliates and associates. The total amount of such loans outstanding was $5,804,000 and $8,878,000 at December 31, 2013 and 2012, respectively. During 2013, new loans were $929,000 and repayments were $4,034,000, exclusive of retired directors. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 4 - Premises and equipment

Premises and equipment at December 31, 2013 and 2012 were as follows:

	2013	2012
	(in thousands)
Land	$4,594	$4,054
Building and improvements	6,160	6,160
Construction in progress	481	-
Leasehold improvements	7,862	7,678
Furniture and equipment	5,561	5,401
Land improvements	1,004	1,003
	25,662	24,296
Less accumulated depreciation	(7,401)	(6,564)

Premises and equipment, net	$18,261	$17,732

No interest was capitalized in 2013 or 2012. Depreciation expense was $837,000 in 2013 and $881,000 in 2012.

Note 5 - Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $61,169,000 and $102,297,000 at December 31, 2013 and 2012, respectively.

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $3,810,000 and $3,713,000 at December 31, 2013 and 2012, respectively.

At December 31, 2013, the scheduled maturities of time deposits were as follows:

(in thousands)
2014	$86,750
2015	37,569
2016	17,136
2017	7,716
2018	1,515
Thereafter	530
$151,216

The Company periodically utilizes broker deposits to lower its funding costs or to meet certain asset/liability objectives. Broker deposits totaled $15,906,000 and $18,800,000 at December, 31, 2013 and 2012, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 6 - Advances from Federal Home Loan Bank of Atlanta

The Company had the following advances from the Federal Home Loan Bank outstanding at December 31, 2013 and 2012:

	2013	2012
	( in thousands)
Variable rate advance at 0.36%	$-	$13,000
Amortizing fixed rate advances at 1.00%	839	885
Amortizing fixed rate advance at 1.25%	1,228	1,256
Amortizing fixed rate advance at 0.50%	433	443
Amortizing fixed rate advance at 0.25%	299	307
Amortizing fixed rate advance at 0.00%	86	91
	$2,885	$15,982

These advances are secured by the Company’s FHLB stock and a blanket floating lien on the Company’s one-to-four family residential and commercial real estate loan portfolios. Outstanding loan balances of approximately $122.7 million were pledged to the Federal Home Loan Bank at December 31, 2013. The contractual maturities of these advances are as follows:

(in thousands)
2014	$100
2015	104
2016	108
2017	112
2018	115
Thereafter	2,346
$2,885

Credit availability for additional advances from the Federal Home Loan Bank was $61,608,000 at December 31, 2013. The Company had a discount borrowing line of $104,666,000 at December 31, 2013 from the Federal Reserve Bank of Richmond which is secured by land development, construction, commercial, and home equity loans. No borrowings have been conducted under the Federal Reserve line except for testing. The Federal Reserve line changes each month as pledged loan amounts and collateral values fluctuate.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 7 - Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to accounting standards incorporated within ASC 810, “Consolidation”.  Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under current Federal Reserve Board guidelines. The Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates trust preferred securities as an element of Tier 1 capital for certain institutions. However, bank holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital.  The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part, on or after January 7, 2010.

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes qualify as Tier 2 capital for the Bank, subject to a 20% reduction which began on October 1, 2013 and continues each year thereafter until maturity. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issuance and were being amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note 8 - Income taxes

The Company does not have an accrual for uncertain tax positions as of December 31, 2013 and 2012, as deductions taken and benefits accrued are generally widely understood administrative practices and procedures. Any potential income tax adjustments would likely result in timing differences which would transfer a tax cost or benefit from one year to another year. The Company’s income taxes were examined for 2008 and 2009, and adjustments were primarily timing differences. With limited exceptions, income tax returns prior to 2010 are not subject to examination by the taxing authorities.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 8 - Income taxes (continued)

The provision for income tax expense (benefit) consisted of the following for the years ended December 31:

	2013	2012
	(in thousands)
Current
Federal	$(135)	$2,956
State	(84)	735
	(219)	3,691
Deferred
Federal	1,427	65
State	361	(24)
	1,788	41
	$1,569	$3,732

A reconciliation of reported income tax expense for the years ended December 31, 2013 and 2012 to the amount of tax expense computed by multiplying income before taxes by the statutory federal income tax rate of 34% follows:

	2013	2012
	(in thousands)
Tax provision at statutory rate	$1,897	$3,820
Increase (decrease) in income taxes resulting from
State income taxes net of federal benefit	141	469
Decrease in deferred state income tax assets from a decrease in future state tax rates	165	-
Increase in cash value of life insurance	(124)	(129)
Non taxable securities income reduced by nondeductible interest expense	(161)	(131)
Tax credits	(366)	(321)
Non-deductible compensation in excess of TARP limitations	-	140
Other	17	(116)
	$1,569	$3,732

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 8 - Income taxes (continued)

The primary components of deferred income taxes which are included in other assets are as follows:

	2013	2012
	(in thousands)
Deferred tax assets
Allowance for loan losses	$2,858	$3,828
Deferred compensation expense	2,184	1,758
Impaired assets	322	1,600
Provision for warranty claims	523	625
Other	38	(18)
Gross deferred tax assets	5,925	7,793

Deferred tax liabilities
Depreciable basis of premises and equipment	658	741
Deferred loan costs	334	307
Prepaid assets	56	80
Unrealized gain on securities	319	900
Gross deferred tax liabilities	1,367	2,028

Net deferred tax assets	$4,558	$5,765

Note 9 – Preferred stock

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with applicable accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock is accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of discount was $371,000 and $396,000 in 2013 and 2012, respectively. Dividends at 5% per annum are payable quarterly for the first five years; the dividend increases to 9% per annum after the fifth year if not called by the Company.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 9 – Preferred stock (continued)

The U.S. Treasury sold its holding of $16 million in preferred stock to private investors in February 2013, and the warrant to the U.S. Treasury was repurchased by the Company for $1.8 million in April 2013. The Company retired 5,006 shares of its outstanding preferred stock for $4,958,000 in August 2013 and currently has 10,994 shares outstanding at $10,994,000.

Note 10 - Regulatory matters

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the dividend capacity of the Bank, and loans or advances are limited to 10 percent of the Bank’s common stock and surplus on a secured basis.  In addition, dividends paid by the Bank to the Company would be prohibited if the effect would cause the Bank’s capital to be reduced below applicable minimum regulatory capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). The Bank has an internal goal  to use its best efforts to maintain its ratio of Tier 1 capital to average assets above 8% as long as the ratio of classified assets to capital is above 50%. At December 31, 2013, management believes that the Company and the Bank met all capital adequacy requirements.

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 10 - Regulatory matters (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are presented in the table that follows:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio

	($ in thousands)
December 31, 2013:
Total Capital
(To risk weighted assets)
Consolidated	$73,015	13.88%	$42,084	>	8%	n/a		n/a
Carolina Bank	72,877	13.85%	42,083	>	8%	$52,603	>	10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	58,985	11.21%	21,042	>	4%	n/a		n/a
Carolina Bank	58,848	11.19%	21,041	>	4%	31,562	>	6%
Tier 1 Capital
(To average assets)
Consolidated	58,985	8.88%	26,581	>	4%	n/a		n/a
Carolina Bank	58,848	8.86%	26,563	>	4%	33,204	>	5%

December 31, 2012:
Total Capital
(To risk weighted assets)
Consolidated	$78,395	14.02%	$44,742	>	8%	n/a		n/a
Carolina Bank	79,291	14.18%	44,741	>	8%	$55,927	>	10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	62,115	11.11%	22,371	>	4%	n/a		n/a
Carolina Bank	63,011	11.27%	22,371	>	4%	33,556	>	6%
Tier 1 Capital
(To average assets)
Consolidated	62,115	9.09%	27,323	>	4%	n/a		n/a
Carolina Bank	63,011	9.23%	27,309	>	4%	34,137	>	5%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 11 – Commitments and Contingencies

In the normal course of business, the Company is party to a number of lawsuits, none of which management believes could have a material adverse effect on the consolidated financial statements.

Operating leases

The Company leases land for its main office, five loan production offices, and two branch facilities under operating leases. Total future minimum lease payments, excluding renewal options, at December 31, 2013, under the leases are as follows:

(in thousands)
2014	$592
2015	580
2016	328
2017	328
2018	337
Thereafter	3,176
$5,341

Total lease expense was approximately $555,000 in 2013 and $462,000 in 2012.

Loans

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements.  At December 31, 2013 and 2012, pre-approved but unused lines of credit for loans totaled approximately $159,756,000 and $118,608,000. In addition, the Company had $1,701,000 and $1,904,000 in performance standby letters of credit at December 31, 2013 and 2012, respectively.  These commitments represent no more than the normal lending risk that the Bank commits to its borrowers.  If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

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
December 31, 2013 and 2012

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

The table below provides the carrying values of derivative instruments at December 31, 2013 and 2012:

	Carrying Value	Carrying Value	Gain (Loss)	Notional Amount
Derivatives designated as	of Assets	of Liabilities	in Income	of Derivative
hedging instruments:	(in thousands)

At December 31, 2013:
Mortgage loan rate lock commitments	$-	$-	$-	$-

Mortgage-backed securities forward sales	$-	$-	$-	$-

At December 31, 2012:
Mortgage loan rate lock commitments	$56	$-	$56	$-

Mortgage-backed securities forward sales	$-	$16	$(16)	$5,250

Prior to October 2010 and during the last eleven months of 2013, the Company sold residential mortgage loans only on a best efforts basis whereby optional commitments to sell mortgage loans were consummated at approximately the same time that optional commitments were given to borrowers to originate the loans.

The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$28,382	$28,185	$197	$131,762	$130,539	$1,223

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 12 – Derivatives and financial instruments (continued)

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of income during the years ended December 31, 2013 and 2012, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
	Loans Held for Sale, At Fair Value
	Years Ended December 31,
	2013	2012

	(in thousands)
Net gains (losses) resulting from changes
in fair value	$(1,027)	$522

Note 13 - Employee benefit plans

All employees of the Company who meet certain eligibility requirements can elect to participate in the Bank’s 401(k) plan. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code and the plan documents. The Company makes a 100% matching contribution up to a maximum of six percent of compensation, which is vested immediately. The Company’s matching expense was $645,000 in 2013 and $542,000 in 2012.

The Company has a nonqualified deferred compensation plan under which directors may elect to defer their directors’ fees.  Participating directors receive an additional matching contribution for monthly fees and the amounts deferred are invested solely in Company stock that is held in a rabbi trust. The matching contribution was 25% during 2013 and 2012. The Company stock held by the trust and the related deferred compensation liability are recorded at an amount equal to the original compensation deferred. Changes in the fair value of the stock are not recognized in the Company’s financial statements.  At December 31, 2013, deferred directors’ fees of $1,347,000 had been used to purchase 229,896 shares of the Company’s stock held by the trust after distribution of shares to retiring directors. Deferred directors’ fees of $29,000 were also remitted to the trust before December 31, 2013 to purchase stock in 2014.

In addition, the Company has a supplemental executive retirement plan for certain officers. The plan was expanded in 2008 to include certain new officers and directors. The future benefits of the plan are funded primarily by life insurance policies on certain employees with the Company designated as the beneficiary. Expenses were $993,000 in 2013 and $870,000 in 2012 related to this plan. At December 31, 2013 and 2012, other liabilities include $4,508,000 and $3,515,000, respectively, for this supplemental retirement plan.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or are traded by brokers and dealers in active over-the-counter markets. U.S. Treasury securities, actively traded corporate bonds and stocks, and money market and mutual funds are Level 1 securities. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, certain corporate debt securities, and asset backed securities issued by government agencies.

Loans Held for Sale
The Company opted to account for loans held for sale at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2 valuation.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 14 - Fair value of financial statements (continued)

Interest Rate Lock Commitments
The Mortgage Division of the Company hedges some of its residential mortgage loans held for sale by selling mortgage backed securities on a forward basis. The forward sale mortgage backed securities are later purchased or closed when mandatory loan sales are consummated for the related mortgages that are originated. The value of the estimated loan commitments and open hedges are marked to market through the income statement.  The significant unobservable input used in the Level 3 fair value measurement of the Company’s Interest Rate Lock Commitments (IRLCs) on hedged loans held for sale is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close.  Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate.  Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position.  The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The closing ratio is computed by management using historical data.

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end.  The Company classifies interest rate lock commitments as Level 3.  Gain on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income.  There have been no changes in valuation techniques for years ended December 31, 2013 and 2012; however, the Mortgage Division discontinued hedging during early 2013 due to economic factors. All loans are currently sold on a “best efforts” basis where optional commitments are made with investors to sell loans shortly after optional commitments are consummated to originate loans with borrowers. Below is a summary of activity related to interest rate lock commitments for the years ended December 31, 2013 and 2012.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2012 and 2011	$56	$47
Gains (losses) included in other income	(56)	9
Transfers in and out	-	-
Balance, December 31, 2013 and 2012	$-	$56

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 14 - Fair value of financial statements (continued)

Assets measured at fair value on a recurring basis at December 31, 2013 and 2012 are summarized below.

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At December 31, 2013:
Securities available-for-sale:
Municipal securities	$23,609	$-	$23,609	$-
Mortgage-backed securities	20,962	-	20,962	-
Corporate securities	15,306	5,924	9,382	-
Asset backed securities	2,060	-	2,060	-
Unrestricted stock	79	79	-	-
Total available-for-sale securities	62,016	6,003	56,013	-
Loans held for sale	28,382	-	28,382	-
Total	$90,398	$6,003	$84,395	$-

At December 31, 2012:
Securities available-for-sale:
Municipal securities	$18,347	$-	$18,347	$-
Mortgage-backed securities	11,003	-	11,003	-
Corporate securities	12,231	6,891	5,340	-
Unrestricted stock	455	455	-	-
Total available-for-sale securities	42,036	7,346	34,690	-
Loans held for sale	131,762	-	131,762	-
Interest rate lock commitments	56	-	-	56
Total	$173,854	$7,346	$166,452	$56

Fair Value on a Non-recurring Basis.  The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 14 - Fair value of financial statements (continued)

Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs.  Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At December 31, 2013 and 2012, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1.  If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2.  When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate.  The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a non-recurring basis at December 31, 2013 and 2012 are summarized below:

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 14 - Fair value of financial statements (continued)

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At December 31, 2013:
Impaired loans	$27,205	$-	$-	$27,205
Other real estate owned	2,329	-	-	2,329

At December 31, 2012:
Impaired loans	$26,335	$-	$-	$26,335
Other real estate owned	5,940	-	-	5,940

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3.  For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant
			Significant	Unobservable
		Valuation	Unobservable	Input Range
Description	Fair Value	Technique	Inputs	or Value
	($ in thousands)

At December 31, 2013:
Impaired loans	$27,205	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	0% - 100% /
			discounted rates	original note rate
Other real estate owned	2,329	Discounted appraisals	Collateral discounts	8.00%-10.00%

At December 31, 2012:
Impaired loans	$26,335	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	0% - 100% /
			discounted rates	original note rate
Other real estate owned	5,940	Discounted appraisals	Collateral discounts	8.00%-10.00%
Net derivative assets and liabilities:
Interest rate lock commitments	56	Pricing models	Weighted average closing ratio	78.1%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 14 - Fair value of financial statements (continued)

Fair Value of items not valued as such.  The Company measures certain financial assets and liabilities at fair value for disclosure purposes only.  The assumptions used in estimating the fair value of these financial instruments are detailed below.

Securities Held-to-Maturity
The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At December 31, 2013, there were no fair value adjustments related to $14,810,000 of securities held-to-maturity.

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

Trust preferred subordinated debt:  The fair value of trust preferred subordinated debt was determined by discounting cash flows using a rate 3% higher than the actual current rate over an estimated remaining term of 13.5 years in 2013 and 11.0 years in 2012. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 3% higher when available. The increase in remaining term in 2013 is attributed to inclusion of trust preferred securities as Tier 1 capital for banks less than $5 billion in assets under the new Basel III capital guidelines.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at December 31, 2013 and 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 14 - Fair value of financial statements (continued)

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013	(in thousands)
Financial Instruments - Assets
Investment securities held-to-maturity	$14,810	$14,462	$-	$14,462	$-
Net non-impaired loans held for investment	409,219	411,871	-	-	411,871

Financial Instruments - Liabilities
Time deposits	151,216	152,710	-	-	152,710
Trust preferred subordinated debt	10,310	7,432	-	-	7,432

December 31, 2012
Financial Instruments - Assets
Investment securities held-to-maturity	$211	$225	$-	$225	$-
Net non-impaired loans held for investment	425,449	427,484	-	-	427,484

Financial Instruments - Liabilities
Time deposits	174,153	175,729	-	-	175,729
Trust preferred subordinated debt	10,310	7,833	-	-	7,833

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 15 - Income per common share (EPS)

The reconciliation of the numerators and denominators of the basic income per share and diluted income per share computation at December 31, 2013 and 2012 follows:

			Per
	Income (Loss)	Shares	Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
2013
Basic income per share:
Net income available to common stockholders	$2,928	3,410,974	$0.86

Effect of dilutive securities Stock options	-	15,790	(0.01)

Diluted income per share:
Net income available to common stockholders and assumed conversions	$2,928	3,426,764	$0.85

2012
Basic income per share:
Net income available to common stockholders	$6,276	3,387,045	$1.85

Effect of dilutive securities Stock options	-	8,338	-

Diluted income per share:
Net income available to common stockholders and assumed conversions	$6,276	3,395,383	$1.85

There were stock options and warrants covering 82,434 shares in 2013 and 150,167 shares in 2012 that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise prices exceeded the average market prices.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 16 – Operating segments

The Company is considered to have three principal business segments in 2013 and 2012, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2010. Financial performance for 2013 and 2012, reflective of inter-company eliminations, and selected balance sheet information, reflective of inter-company eliminations, at December 31, 2013 and 2012 for each segment is as follows:

	Year Ended December 31, 2013
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$24,181	$1,883	$7	$26,071
Interest expense	1,635	1,883	238	3,756
Net interest income (loss)	22,546	-	(231)	22,315
Provision for loan losses	3,450	-	-	3,450
Net interest income (loss) after provision for loan losses	19,096	-	(231)	18,865
Non-interest income	2,120	12,214	-	14,334
Non-interest expense	17,012	10,439	169	27,620
Income (loss) before income taxes	4,204	1,775	(400)	5,579
Income tax (benefit) expense	1,016	689	(136)	1,569
Net income (loss)	$3,188	$1,086	$(264)	$4,010

Total Assets	$632,205	$29,278	$324	$661,807
Net Loans	436,424	28,382	-	464,806
Equity	3,188	1,086	45,330	49,604

	Year Ended December 31, 2012
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$26,431	$2,955	$7	$29,393
Interest expense	1,993	2,957	256	5,206
Net interest income (loss)	24,438	(2)	(249)	24,187
Provision for loan losses	2,360	-	-	2,360
Net interest income (loss) after provision for loan losses	22,078	(2)	(249)	21,827
Non-interest income	1,740	17,910	-	19,650
Non-interest expense	19,507	10,625	111	30,243
Income (loss) before income taxes	4,311	7,283	(360)	11,234
Income tax (benefit) expense	828	3,026	(122)	3,732
Net income (loss)	$3,483	$4,257	$(238)	$7,502

Total Assets	$556,630	$134,923	$315	$691,868
Net Loans	451,784	131,762	-	583,546
Equity	3,483	4,257	46,122	53,862

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 17 – Condensed financial statements of parent company

Financial information pertaining to Carolina Bank Holdings, Inc. is as follows:

Condensed Balance Sheets
	December 31,
	2013	2012
Assets:	(in thousands)
Cash	$258	$77
Investment in Carolina Capital Trust	310	310
Investment in Carolina Bank	59,467	64,758
Other assets	14	5
Total assets	$60,049	$65,150

Liabilities and stockholders' equity:
Accrued expenses	$135	$978
Junior subordinated debentures	10,310	10,310
Stockholders' Equity	49,604	53,862
Total liabilities and stockholders' equity	$60,049	$65,150

Condensed Statements of Operations

	Years ended December 31,
	2013	2012
	(in thousands)
Interest income	$7	$7

Interest expense	238	256
Other expense	169	111
Total expense	407	367

Income tax benefit	136	122
(Loss) before equity in undistributed
earnings of subsidiaries	(264)	(238)
Equity in undistributed earnings of subsidiaries	4,274	7,740
Net income	$4,010	$7,502

Dividends and accretion on preferred stock	(1,082)	(1,226)
Net income available to common
stockholders	$2,928	$6,276

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Note 17 – Condensed financial statements of parent company (continued)

Condensed Statements of Cash Flows
Years ended December 31, 2013 and 2012

	2013	2012
	(in thousands)
Operating activities:
Net income	$4,010	$7,502
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(4,274)	(7,740)
Change in other assets	(9)	14
Change in accrued expenses	7	(65)
Net cash used by operating activites	(266)	(289)

Financing activities:
Dividends received from subsidiary	8,437	-
Proceeds from exercise of stock options	329	-
Repurchase of common stock warrants	(1,800)	-
Repurchase of preferred stock	(4,958)	-
Dividends paid	(1,561)	(415)
Net cash provided by (used for) financing activities	447	(415)

Net increase (decrease) in cash	181	(704)

Cash at beginning of year	77	781

Cash at end of year	$258	$77

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$239	$321

Note 18 – Subsequent events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the consolidated financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the COSO in Internal Control—Integrated Framework (1992). Based on that assessment, management believes that, as of December 31, 2013, the company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Management of the company has evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, changes in the company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2013. In connection with such evaluation, the company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to pages 3-4 of the Proxy Statement.

The following table sets forth certain information with respect to the Company’s equity compensation plans at December 31, 2013.

Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding options,	for future issuance
	outstanding options	warrants and rights	under equity
compensation plans
(excluding securities
reflected in column (a))

	(a)	(b)	(c)
Equity compensation
plans approved by	113,004	$10.25	500,000
security holders

Equity compensation
plans not approved
by security holders	None	N/A	None

Total	113,004	$10.25	500,000

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

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the years ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form: None

3.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant(1)

3.2	Articles of Amendment of Registrant(11)

3.3	Bylaws of Registrant(2)

4.1	Form of Stock Certificate for Common Stock(2)

4.2	Indenture(3)

4.4	Form of Stock Certificate for Series A Preferred Stock(11)

10.1	Employment Agreement of Robert T. Braswell(4)

10.2	Employment Agreement of T. Allen Liles(5)

10.3	Employment Agreement of Gunnar N. R. Fromen(5)

10.4	Employment Agreement of Daniel D. Hornfeck(5)

10.5	1997 Incentive Stock Option Plan(6)

10.6	1997 Non-qualified Stock Option Plan(7)

10.7	2007 Incentive Stock Option Plan(7)

10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell(8)

10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles(9)

10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen(5)

10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck(5)

10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(9)

Exhibit Number	Description
10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(9)

10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(9)

10.15	Carolina Bank Directors’ Deferral Plan(9)

10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett(5)

10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown(5)

10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III(5)

10.19	Director Retirement Agreement Between Carolina Bank and James E. Hooper(5)

10.20	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas(5)

10.21	Amended and Restated Declaration of Trust of Carolina Capital Trust(10)

10.22	Guarantee Agreement(10)

10.23	Form of Bonus Recovery Agreement(12)

10.24	Form of Golden Parachute Payment Waiver Agreement(12)

10.25	2009 Omnibus Stock Ownership and Long Term Incentive Plan(13)

10.26	Employment Agreement of Phillip B. Carmac (15)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Elliott Davis, PLLC (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

99.1	Proxy Statement for the 2014 Annual Meeting of Shareholders(14)

99.2	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

99.3	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

(1)	Incorporated by reference to Form 10-K of Carolina Bank Holdings, Inc. (Filed March 30, 2009 with the Securities and Exchange Commission).

(2)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission).

(3)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(4)	Incorporated by reference to Form 8-K/A of Carolina Bank Holdings, Inc. (Filed June 9, 2008 with the Securities and Exchange Commission).

(5)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed June 5, 2008 with the Securities and Exchange Commission).

(6)	Incorporated by reference to the registrant’s Registrant Statement on Form S-8, filed with the Securities and Exchange Commission on June 2, 2003

(7)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).

(8)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed May 27, 2008 with the Securities and Exchange Commission).

(9)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).

(10)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(11)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 13, 2009 with the Securities and Exchange Commission).

(12)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed February 5, 2010 with the Securities and Exchange Commission).

(13)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed March 5, 2010 with the Securities and Exchange Commission).

(14)	Filed with the Securities and Exchange Commission Pursuant to Rule 14a-6.

(15)	Incorporated by reference to Form 10-K of Carolina Bank Holdings, Inc. (Filed March 29, 2011 with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.
(Registrant)

By:	/s/ Robert T. Braswell
Robert T. Braswell
President and
Chief Executive Officer

Date:	March 21, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald H. Allred	March 21, 2014
Donald H. Allred
Director

/s/ Susan Alt	March 21, 2014
Susan Alt
Director

/s/ Robert T. Braswell	March 21, 2014
Robert T. Braswell
President, Chief Executive Officer and
Director

/s/ Kevin J. Baker	March 21, 2014
Kevin J. Baker
Director

/s/ J. Alexander S. Barrett	March 21, 2014
J. Alexander S. Barrett
Director

/s/ Stephen K. Bright	March 21, 2014
Stephen K. Bright
Director

/s/ Gary N. Brown	March 21, 2014
Gary N. Brown
Chairman of the Board of Directors

/s/ Michael F. Bumpass	March 21, 2014
Michael Bumpass
Director

/s/ George E. Carr	March 21, 2014
George E. Carr
Director

/s/ James E. Hooper	March 21, 2014
James E. Hooper
Director

/s/ J. Edward Kitchen	March 21, 2014
J. Edward Kitchen
Director

/s/ T. Allen Liles	March 21, 2014
T. Allen Liles
Secretary, Treasurer and
Principal Financial and Principal Accounting
Officer

EXHIBIT INDEX
Exhibit Number	Description

3.1	Articles of Incorporation of Registrant *
3.3	Bylaws of Registrant*
4.1	Form of Stock Certificate*
4.2	Indenture*
4.4	Form of Stock Certificate for Series A Preferred Stock*
10.1	Employment Agreement of Robert T. Braswell*
10.2	Employment Agreement of T. Allen Liles*
10.3	Employment Agreement of Gunnar N. R. Fromen*
10.4	Employment Agreement of Daniel D. Hornfeck*
10.5	1997 Incentive Stock Option Plan*
10.6	1997 Non-qualified Stock Option Plan*
10.7	2007 Incentive Stock Option Plan*
10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell*
10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles*
10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen*
10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck*
10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell*
10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles*
10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen*
10.15	Carolina Bank Directors’ Deferral Plan*
10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett*
10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown*
10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III*
10.19	Director Retirement Agreement Between Carolina Bank and James E. Hooper*
10.20	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas*
10.21	Amended and Restated Declaration of Trust of Carolina Capital Trust*
10.22	Guarantee Agreement*
10.23	Form of Bonus Recovery Agreement*
10.24	Form of Golden Parachute Waiver Agreement*
10.25	2009 Omnibus Stock Ownership and Long Term Incentive Plan*
10.26	Employment Agreement of Phillip B. Carmac*
21.1	Subsidiaries (Filed herewith)
23.1	Consent of Elliott Davis, PLLC (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
99.1	Proxy Statement for 2014 Annual Meeting of shareholders**
99.2	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)
99.3	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

* Incorporated by reference.

** To be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.