Form 10-Q
period 2014-03-31
CAROLINA BANK HOLDINGS INC
filed 2014-05-14
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2014

or

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

There were 3,429,640 shares of the Issuer’s common stock, $1.00 par value, outstanding as of May 13, 2014.

CAROLINA BANK HOLDINGS, INC.

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$11,465	$6,037
Interest-bearing deposits with banks	38,048	58,859
Bank term deposits	11,865	11,118
Securities available-for-sale, at fair value	65,191	62,016
Securities held-to-maturity (fair values of $16,535 in 2014 and $14,462 in 2013)	16,575	14,810
Loans held for sale	30,218	28,382
Loans	448,858	444,087
Less allowance for loan losses	(8,289)	(7,663)
Net loans	440,569	436,424
Premises and equipment, net	18,439	18,261
Other real estate owned	1,494	2,329
Bank-owned life insurance	11,216	11,129
Other assets	12,285	12,442
Total assets	$657,365	$661,807

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$88,623	$84,911
NOW, money market and savings	340,983	342,970
Time	146,244	151,216
Total deposits	575,850	579,097

Advances from the Federal Home Loan Bank	2,860	2,885
Securities sold under agreements to repurchase	1,596	3,032
Subordinated debentures	19,610	19,610
Other liabilities and accrued expenses	7,493	7,579
Total liabilities	607,409	612,203

Commitments and contingencies - Note O
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 10,994 shares	10,994	10,994
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,429,640 in 2014 and 3,428,776 in 2013	3,430	3,429
Additional paid-in capital	16,233	16,226
Retained earnings	18,410	18,336
Stock in directors' rabbi trust	(1,420)	(1,347)
Directors' deferred fees obligation	1,420	1,347
Accumulated other comprehensive income	889	619
Total stockholders’ equity	49,956	49,604
Total liabilities and stockholders’ equity	$657,365	$661,807

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months
	Ended March 31,
	2014	2013
	(in thousands, except per share data)
Interest income
Loans	$5,754	$6,719
Investment securities, taxable	420	248
Investment securities, non taxable	142	106
Interest from deposits in banks	60	18
Total interest income	6,376	7,091

Interest expense
NOW, money market, savings	236	320
Time deposits	418	520
Other borrowed funds	164	188
Total interest expense	818	1,028

Net interest income	5,558	6,063
Provision for loan losses	770	400
Net interest income after provision for loan losses	4,788	5,663
Non-interest income
Service charges	299	252
Mortgage banking income	1,333	3,895
Gain on sale of investment securities available-for-sale	49	22
Other	69	145
Total non-interest income	1,750	4,314

Non-interest expense
Salaries and benefits	3,835	4,748
Occupancy and equipment	761	747
Foreclosed property expense	105	331
Professional fees	458	186
Outside data processing	251	259
FDIC insurance	134	169
Advertising and promotion	321	206
Stationery, printing and supplies	137	153
Other	333	583
Total non-interest expense	6,335	7,382

Income before income taxes	203	2,595
Income tax expense (benefit)	(62)	877
Net income	265	1,718
Dividends and accretion on preferred stock	191	304
Net income available to common stockholders	$74	$1,414
Net income per common share
Basic	$0.02	$0.42
Diluted	$0.02	$0.42

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months
	Ended March 31,
	2014	2013
	(in thousands)

Net income	$265	$1,718

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains	458	17
Tax effect	(156)	(6)
Reclassification of gains recognized in net income	(49)	(22)
Tax effect	17	7
	270	(4)

Comprehensive income	$535	$1,714

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

Three months ended March 31, 2014

					Stock in	Directors'	Accumulated
			Additional		Directors'	Deferred	Other
	Preferred	Common	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2013	$10,994	$3,429	$16,226	$18,336	$(1,347)	$1,347	$619	$49,604

Net income	-	-	-	265	-	-	-	265

Other comprehensive income, net of tax	-	-	-	-	-	-	270	270

Directors' fees deferred less payment of deferred fees	-	-	-	-	(73)	73	-	-

Stock options exercised	-	1	7	-	-	-	-	8

Preferred stock dividends	-	-	-	(191)	-	-	-	(191)

Balance, March 31, 2014	$10,994	$3,430	$16,233	$18,410	$(1,420)	$1,420	$889	$49,956

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months
	Ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$265	$1,718
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	770	400
Depreciation	218	213
Increase in cash surrender value of bank-owned life insurance	(87)	(93)
Deferred income tax (benefit)	(269)	(341)
Amortization (accretion), net	24	(18)
Amortization of subordinated debt discount	-	19
(Increase) decrease in fair value of loans held for sale	(93)	633
Gain on sale of other real estate owned	(12)	(42)
Gain on sale of investments	(49)	(22)
Gain on sale of loans held for sale	(1,272)	(4,777)
Impairment of other real estate owned	85	230
Proceeds from sale of loans held for sale	97,628	348,756
Originations of loans held for sale	(98,099)	(290,290)
Decrease in other assets	287	2,824
Decrease in other liabilities and accrued expenses	(96)	(996)
Net cash provided by (used for) operating activities	(700)	58,214

Cash flows from investing activities
Increase in bank term deposits	(747)	-
Purchases of investment securities available-for-sale	(5,171)	(5,977)
Purchases of investment securities held-to-maturity	(2,015)	-
Maturities and calls of securities available-for-sale	1,128	105
Maturities and calls of securities held-to-maturity	175	-
Repayments from mortgage-backed securities available-for-sale	522	562
Repayments from mortgage-backed securities held-to-maturity	138	46
Net (increase) decrease in loans	(4,923)	27,927
Proceeds from sales of investment securities	717	614
Purchases of premises and equipment	(396)	(32)
Proceeds from sales of other real estate owned	770	139
Net cash provided by (used for) investing activities	(9,802)	23,384

Cash flows from financing activities
Net decrease in deposits	(3,247)	(4,971)
Net decrease in Federal Home Loan Advances	(25)	(13,024)
Increase (decrease) in securities sold under agreements to repurchase	(1,436)	1,162
Proceeds from exercise of stock options	8	13
Dividends paid	(181)	(1,021)
Net cash used for financing activities	(4,881)	(17,841)

Net increase (decrease) in cash and cash equivalents	(15,383)	63,757
Cash and cash equivalents at beginning of period	64,896	15,099
Cash and cash equivalents at end of period	$49,513	$78,856

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$812	$912
Cash paid during the period for income taxes	$4	$550
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$8	$1,942
Accretion of preferred stock discount	$-	$104
Change in unrealized gains on securities available-for-sale, net of tax	$270	$(4)

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth counties of North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has four locations in Greensboro and an office in Asheboro, Burlington, High Point and Winston-Salem. In addition, the Bank has a second office under construction in Winston-Salem with an estimated opening date in the first quarter of 2015. All banking offices are in the Piedmont Triad region of North Carolina. A wholesale mortgage division is located at the Greensboro corporate headquarters, and mortgage loan production offices are located in Burlington, Chapel Hill, Hillsborough, Raleigh, and Sanford.

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for future annual periods.

The Company’s financial statements are presented in accordance with Accounting Standards Codification (“ASC”) Topic 105, “The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles”, which codifies generally accepted accounting principles (GAAP) in the United States.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2013 and 2012, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the annual financial statements.

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

There were no stock option grants in 2013 or the first three months of 2014. There was no compensation expense in 2014 or 2013 related to stock options. At March 31, 2014, there was no unrecognized compensation cost related to unvested share-based compensation.

Eight hundred sixty-four new shares of common stock were issued in the first quarter of 2014 as a result of the exercise of incentive stock options.

Note F - Earnings per common share

Earnings per common share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the quarters ended March 31, 2014 and 2013, basic earnings per common share has been computed based upon the weighted average common shares outstanding of 3,428,891 and 3,387,813, respectively.

The only potential issuances of Company stock are stock options granted to various officers of the Bank. The following is a summary of the diluted earnings per common share calculation for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except per share data)

Net income available to common stockholders	$74	$1,414

Weighted average outstanding common shares - basic	3,429	3,388
Dilutive effect of stock options and warrants	4	10
Weighted average common shares - diluted	3,433	3,398

Diluted net income per common share	$0.02	$0.42

For the three months ended March 31, 2014 and 2013, there were stock options and warrants covering 70,620 and 426,981 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock was accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount was $0 and $104,000 for the first three months of 2014 and 2013, respectively. Dividends at 5% per annum were payable quarterly for the first five years; the dividend increased to 9% per annum after the fifth year effective February 16, 2014.

The U.S. Treasury sold its holding of $16 million in preferred stock to private investors in February 2013, and the warrant to the U.S. Treasury was repurchased by the Company for $1.8 million in April 2013. The Company retired 5,006 shares of its outstanding preferred stock for $4,958,000 in August 2013 and currently has 10,994 shares outstanding with an aggregate liquidation value of $10,994,000.

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

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes qualify as Tier 2 capital for the Bank, subject to a 20% reduction which began on October 1, 2013 and continues each year thereafter until maturity. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issuance and were amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

Note I – Operating segments

The Company is considered to have three principal business segments in 2014 and 2013, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2010. Financial performance, reflective of inter-company eliminations, for the three months ended March 31, 2014 and 2013, and selected balance sheet information, reflective of inter-company eliminations, at March 31, 2014 and 2013 for each segment is as follows:

	Three months ended March 31, 2014
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$6,163	$211	$2	$6,376
Interest expense	546	214	58	818
Net interest income (loss)	5,617	(3)	(56)	5,558
Provision for loan losses	770	-	-	770
Net interest income (loss) after provision for loan losses	4,847	(3)	(56)	4,788
Non-interest income	387	1,363	-	1,750
Non-interest expense	4,249	2,057	29	6,335
Income (loss) before income taxes	985	(697)	(85)	203
Income tax (benefit) expense	229	(262)	(29)	(62)
Net income (loss)	$756	$(435)	$(56)	$265

Total assets	$626,150	$30,783	$432	$657,365
Net loans	440,569	30,218	-	470,787
Equity	556	(435)	49,835	49,956

	Three months ended March 31, 2013
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$6,300	$789	$2	$7,091
Interest expense	180	789	59	1,028
Net interest income (loss)	6,120	-	(57)	6,063
Provision for loan losses	400	-	-	400
Net interest income (loss) after provision for loan losses	5,720	-	(57)	5,663
Non-interest income	419	3,895	-	4,314
Non-interest expense	4,540	2,752	90	7,382
Income (loss) before income taxes	1,599	1,143	(147)	2,595
Income tax (benefit) expense	471	456	(50)	877
Net income (loss)	$1,128	$687	$(97)	$1,718

Total assets	$594,809	$79,615	$340	$674,764
Net loans	421,515	77,440	-	498,955
Equity	1,128	687	53,574	55,389

The Mortgage Division experienced strong growth in originations from 2007 through 2012 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Originations decreased after the increase in mortgage rates in the second quarter of 2013 which curtailed much of the refinancing by borrowers that had dominated earlier periods. Loan originations dropped approximately 65% in the first quarter of 2014 from the first quarter of 2013. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty provisions and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $32,000 and $209,000 for the three months ended March 31, 2014 and 2013, respectively. The warranty liability, which is available to fund future warranty claims, was $1,313,000 and $1,401,000 at March 31, 2014 and December 31, 2013, respectively. Fourteen warranty claims or losses and four fair value adjustments from repurchases totaling $1,036,000 have been incurred since establishment of the mortgage division in 2007. All claims or losses relate to originations made in 2008 and 2009. In addition, six loans with a total current carrying balance, including fair value loss adjustments recorded when transferred, of $1,112,000 have been repurchased and are included in loans held for investment. One loan with a current principal balance of $177,000 and fair value of $153,000 has been repurchased and is included in loans held for sale at fair value.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
March 31, 2014

Available-for-sale
Municipal securities	$23,200	$783	$289	$23,694
FNMA, FHLMC, and GNMA mortgage-backed securities	22,442	622	32	23,032
Corporate securities	14,224	221	14	14,431
Asset backed securities	3,936	39	15	3,960
Unrestricted stock	42	32	-	74
	$63,844	$1,697	$350	$65,191

Held-to-maturity
Municipal securities	$8,067	$143	$114	$8,096
FNMA mortgage-backed securities	6,493	7	89	6,411
Asset backed securities	2,015	13	-	2,028
	$16,575	$163	$203	$16,535

December 31, 2013

Available-for-sale
Municipal securities	$23,395	$705	$491	$23,609
FNMA, FHLMC, and GNMA mortgage-backed securities	20,479	548	65	20,962
Corporate securities	15,147	222	63	15,306
Asset backed securities	2,015	45	-	2,060
Unrestricted stock	42	37	-	79
	$61,078	$1,557	$619	$62,016

Held-to-maturity
Municipal securities	$8,178	$-	$180	$7,998
FNMA mortgage-backed securities	6,632	-	168	6,464
	$14,810	$-	$348	$14,462

The scheduled maturities of debt securities available-for-sale at March 31, 2014 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$996	$1,001	$401	$425	$1,397	$1,426
Due from one to five years	12,500	12,800	8,836	9,222	21,336	22,022
Due from five to ten years	11,312	11,568	15,594	15,686	26,906	27,254
Over ten years	12,616	12,756	1,547	1,659	14,163	14,415
	$37,424	$38,125	$26,378	$26,992	$63,802	$65,117
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	1,352	1,319	8,508	8,439	9,860	9,758
Over ten years	6,715	6,777	-	-	6,715	6,777
	$8,067	$8,096	$8,508	$8,439	$16,575	$16,535

The Company sold several mortgage backed securities with a total book value of $668,000 at a $49,000 gain during the first quarter of 2014. Held-to-maturity securities with a book value of $165,000 were sold at a $10,000 gain in the first quarter of 2013 in accordance with our investment policy which permits such sales when the remaining par value at the date of sale is less than 15% of the purchased par value.

Securities with a carrying value of approximately $4,595,000 and $4,442,000 were pledged to secure retail repurchase agreements and certain deposits at March 31, 2014 and 2013, respectively.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At March 31, 2014, three corporate debt securities with $2,964,000 in fair value, two mortgage-backed securities with $6,458,000 in fair value, one asset backed security with $2,000,000 in fair value, and ten municipal securities with $10,521,000 in fair value had total unrealized losses of $553,000. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

Information pertaining to securities with gross unrealized losses at March 31, 2014 and December 31, 2013, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
March 31, 2014:
Municipal securities	9	$9,960	$373	1	$561	$30	10	$10,521	$403
FNMA and FHLMC mortgage-backed securities	2	6,458	121	-	-	-	2	6,458	121
Corporate securities	2	1,994	6	1	970	8	3	2,964	14
Asset backed securities	1	2,000	15	-	-	-	1	2,000	15
Total	14	$20,412	$515	2	$1,531	$38	16	$21,943	$553

December 31, 2013:
Municipal securities	15	$18,585	$620	1	$541	$51	16	$19,126	$671
FNMA and FHLMC mortgage backed securities	4	10,024	233	-	-	-	4	10,024	233
Corporate securities	4	3,919	55	1	492	8	5	4,411	63
Total	23	$32,528	$908	2	$1,033	$59	25	$33,561	$967

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first three months of 2014 and 2013 and related asset balances at March 31, 2014 and December 31, 2013 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2014
Beginning of year balance	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Provision for loan losses	(129)	474	(278)	155	510	47	(9)	770
Charge-offs	-	(125)	-	(32)	(2)	(2)	-	(161)
Recoveries	-	7	1	8	-	1	-	17
Balance at March 31,	$1,330	$2,920	$303	$603	$3,070	$63	$-	$8,289
2013
Beginning of year balance	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Provision for loan losses	(513)	2,490	102	(450)	1,916	(67)	(28)	3,450
Charge-offs	(418)	(4,000)	(133)	(97)	(1,703)	(81)	-	(6,432)
Recoveries	41	6	2	156	464	32	-	701
Balance at December 31,	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663

Balances at March 31, 2014
Allowance for loan losses:
Balance at March 31,	$1,330	$2,920	$303	$603	$3,070	$63	$-	$8,289
Ending balance individually evaluated for impairment	$26	$619	$29	$195	$1,940	$45	$-	$2,854
Ending balance collectively evaluated for impairment	$1,304	$2,301	$274	$408	$1,130	$18	$-	$5,435
Loans Outstanding:
Balance at March 31,	$53,682	$213,499	$68,013	$52,799	$56,457	$4,408	$-	$448,858
Ending balance individually evaluated for impairment	$2,175	$17,280	$526	$5,885	$3,524	$45	$-	$29,435
Ending balance collectively evaluated for impairment	$51,507	$196,219	$67,487	$46,914	$52,933	$4,363	$-	$419,423

Balances at December 31, 2013
Allowance for loan losses:
Balance at December 31,	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Ending balance individually evaluated for impairment	$-	$541	$24	$102	$1,396	$-	$-	$2,063
Ending balance collectively evaluated for impairment	$1,459	$2,023	$556	$370	$1,166	$17	$9	$5,600
Loans Outstanding:
Balance at December 31,	$50,397	$212,272	$66,926	$54,115	$55,504	$4,873	$-	$444,087
Ending balance individually evaluated for impairment	$1,800	$17,633	$554	$5,466	$3,815	$-	$-	$29,268
Ending balance collectively evaluated for impairment	$48,597	$194,639	$66,372	$48,649	$51,689	$4,873	$-	$414,819

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income. All non-accrual loans are reflected in the past due ninety days or more category shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At March 31, 2014
Real Estate Loans:
Construction & development	$-	$-	$2,080	$2,080	$51,602	$53,682	$-
Commercial real estate	1,246	-	8,638	9,884	203,615	213,499	-
Home equity lines	88	-	373	461	67,552	68,013	-
Residential real estate	566	1	2,412	2,979	49,820	52,799	-
Total real estate	1,900	1	13,503	15,404	372,589	387,993	-
Commercial & industrial	-	-	3,062	3,062	53,395	56,457	-
Consumer & other	-	-	45	45	4,363	4,408	-
Total loans	$1,900	$1	$16,610	$18,511	$430,347	$448,858	$-

At December 31, 2013
Real Estate Loans:
Construction & development	$-	$-	$1,695	$1,695	$48,702	$50,397	$-
Commercial real estate	222	-	9,067	9,289	202,983	212,272	-
Home equity lines	60	-	402	462	66,464	66,926	-
Residential real estate	750	100	2,153	3,003	51,112	54,115	-
Total real estate	1,032	100	13,317	14,449	369,261	383,710	-
Commercial & industrial	9	-	3,414	3,423	52,081	55,504	-
Consumer & other	-	-	-	-	4,873	4,873	-
Total loans	$1,041	$100	$16,731	$17,872	$426,215	$444,087	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At March 31, 2014 and December 31, 2013, the total recorded investment in impaired loans amounted to approximately $29,435,000 and $29,268,000, respectively. Of these impaired loans, $16,610,000 and $16,731,000 were on non-accrual at March 31, 2014 and December 31, 2013, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
March 31, 2014
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,599	$1,599	$-	$1,436	$2
Commercial real estate	11,294	13,974	-	14,128	143
Home equity lines	330	529	-	529	4
Residential real estate	3,830	4,172	-	4,203	44
Total real estate	17,053	20,274	-	20,296	193
Commercial & industrial	1,150	1,782	-	1,782	-
Consumer & other	-	-	-	-	-
Total loans	18,203	22,056	-	22,078	193
With an allowance recorded
Real Estate Loans:
Construction & development	576	868	26	868	8
Commercial real estate	5,986	7,288	619	7,328	37
Home equity lines	196	245	29	245	5
Residential real estate	2,055	2,122	195	2,145	30
Total real estate	8,813	10,523	869	10,586	80
Commercial & industrial	2,374	2,867	1,940	2,882	22
Consumer & other	45	45	45	46	-
Total loans	11,232	13,435	2,854	13,514	102
Total impaired loans	$29,435	$35,491	$2,854	$35,592	$295
December 31, 2013
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,800	$2,101	$-	$2,101	$48
Commercial real estate	13,247	16,943	-	18,001	646
Home equity lines	353	548	-	549	23
Residential real estate	3,654	3,914	-	4,099	210
Total real estate	19,054	23,506	-	24,750	927
Commercial & industrial	1,850	2,950	-	3,071	97
Consumer & other	-	25	-	25	1
Total loans	20,904	26,481	-	27,846	1,025
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	4,386	4,619	541	4,679	206
Home equity lines	201	245	24	245	14
Residential real estate	1,812	1,878	102	1,928	79
Total real estate	6,399	6,742	667	6,852	299
Commercial & industrial	1,965	2,443	1,396	2,556	82
Consumer & other	-	-	-	-	-
Total loans	8,364	9,185	2,063	9,408	381
Total impaired loans	$29,268	$35,666	$2,063	$37,254	$1,406

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(in thousands)
Real Estate Loans:
Construction & development	$2,080	$1,695
Commercial real estate	8,638	9,067
Home equity lines	373	402
Residential real estate	2,412	2,153
Total real estate	13,503	13,317
Commercial & industrial	3,062	3,414
Consumer & other	45	-
Total loans	$16,610	$16,731

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at March 31, 2014 and December 31, 2013
	Construction & Development		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2014	2013	2014	2013	2014	2013
	(in thousands)
Pass	$50,639	$47,826	$196,232	$193,183	$66,502	$65,429
Special Mention	963	881	3,913	4,035	114	113
Criticized	2,080	1,690	13,354	15,054	1,397	1,384
TOTAL	$53,682	$50,397	$213,499	$212,272	$68,013	$66,926

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2014	2013	2014	2013	2014	2013
	(in thousands)
Pass	$47,265	$48,838	$52,906	$51,639	$4,361	$4,870
Special Mention	1,144	979	52	82	2	3
Criticized	4,390	4,298	3,499	3,783	45	-
TOTAL	$52,799	$54,115	$56,457	$55,504	$4,408	$4,873

During 2014 and 2013, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings.

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

There was $53,000 of available commitments for troubled debt restructurings outstanding at March 31, 2014.

The following tables present troubled debt restructurings as of March 31, 2014 and December 31, 2013:

Troubled Debt Restructurings
	March 31, 2014
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$95	5	$1,504	6	$1,599
Commercial real estate	12	7,540	6	2,680	18	10,220
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,055	2	241	13	2,296
Total real estate	24	9,690	13	4,425	37	14,115
Commercial & industrial	2	455	2	98	4	553
Consumer & other	0	-	0	-	0	-
Total loans	26	$10,145	15	$4,523	41	$14,668

	December 31, 2013
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$105	6	$1,111	7	$1,216
Commercial real estate	12	7,783	6	2,860	18	10,643
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,103	2	246	13	2,349
Total real estate	24	9,991	14	4,217	38	14,208
Commercial & industrial	2	390	2	432	4	822
Consumer & other	0	-	0	-	0	-
Total loans	26	$10,381	16	$4,649	42	$15,030

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

The following tables present newly restructured loans that occurred during the three months ended March 31, 2014 and 2013, respectively:

	New Troubled Debt Restructurings
	Three Months Ended March 31, 2014
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	0	$-	0	$-
Total real estate	0	-	0	-	0	-	0	-	0	-
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	0	$-	0	$-

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	0	$-	0	$-
Total real estate	0	-	0	-	0	-	0	-	0	-
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	0	$-	0	$-

	Three Months Ended March 31, 2013
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$-	0	$-	1	$-
Total real estate	0	-	0	-	1	-	0	-	1	-
Consumer & other	0	-	0	-	0	-	1	50	1	50
Total loans	0	$-	0	$-	1	$-	1	$50	2	$50

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$161	0	$-	1	$161
Total real estate	0	-	0	-	1	161	0	-	1	161
Consumer & other	0	-	0	-	0	-	1	48	1	48
Total loans	0	$-	0	$-	1	$161	1	$48	2	$209

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2014 and 2013, respectively:

TDRs with a payment default occurring within 12 months of restructure

	During the three months ended
	March 31, 2014		March 31, 2013
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	0	$-	1	$119
Residential real estate	0	-	0	-
Total real estate	0	-	1	119
Commercial & industrial	0	-	0	-
Total loans	0	$-	1	$119

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities and certain corporate bonds that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and most corporate debt securities. Securities classified as Level 3 include asset-backed securities and corporate debt securities in less liquid markets.

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

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. Gain or loss on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. There were no changes in valuation techniques for the three months ended March 31, 2013; however, the Mortgage Division discontinued hedging during the first quarter of 2013 due to economic factors. All loans are currently sold on a “best efforts” basis where optional commitments are made with investors to sell loans shortly after optional commitments are consummated to originate loans with borrowers. Below is a summary of activity related to interest rate lock commitments for the three months ended March 31, 2014 and 2013.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2013 and 2012	$-	$56
Gains (losses) included in other income	-	(56)
Transfers in and out	-	-
Balance, March 31, 2014 and 2013	$-	$-

Assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At March 31, 2014:
Securities available-for-sale:
Municipal securities	$23,694	$-	$23,694	$-
Mortgage-backed securities	23,032	-	23,032	-
Corporate securities	14,431	-	13,931	500
Asset backed securities	3,960	-	1,960	2,000
Unrestricted stock	74	74	-	-
Total available-for-sale securities	65,191	74	62,617	2,500
Loans held for sale	30,218	-	30,218	-
Total	$95,409	$74	$92,835	$2,500

At December 31, 2013:
Securities available-for-sale:
Municipal securities	$23,609	$-	$23,609	$-
Mortgage-backed securities	20,962	-	20,962	-
Corporate securities	15,306	5,924	9,382	-
Asset backed securities	2,060	-	2,060	-
Unrestricted stock	79	79	-	-
Total available-for-sale securities	62,016	6,003	56,013	-
Loans held for sale	28,382	-	28,382	-
Total	$90,398	$6,003	$84,395	$-

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2014 and December 31, 2013, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At March 31, 2014:
Impaired loans	$26,581	$-	$-	$26,581
Other real estate owned	1,494	-	-	1,494

At December 31, 2013:
Impaired loans	$27,205	$-	$-	$27,205
Other real estate owned	2,329	-	-	2,329

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	Fair Value	Technique	Inputs	Input Value
	($ in thousands)
At March 31, 2014:
Impaired loans	$26,581	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/ discounted rates	0% - 100% / original note rate
Other real estate owned	1,494	Discounted appraisals	Collateral discounts	8.00%-10.00%

At December 31, 2013:
Impaired loans	$27,205	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/ discounted rates	0% - 100% / original note rate
Other real estate owned	2,329	Discounted appraisals	Collateral discounts	8.00%-10.00%

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only. The assumptions used in estimating the fair value of these financial instruments are detailed below:

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At March 31, 2014, there were no fair value adjustments related to $16,575,000 of securities held to maturity.

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

Trust preferred subordinated debt: The fair value of trust preferred debt was determined by discounting cash flows using a rate 300 basis points higher than the actual current rate over an estimated remaining term of 13.25 years in 2014 and 13.50 years in 2013. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 300 basis points higher when available. The Basel III capital guidelines allow for inclusion of trust preferred securities as Tier 1 capital for banks with less than $5 billion in assets.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at March 31, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2014
Financial Instruments - Assets
Investment securities held-to-maturity	$16,575	$16,535	$-	$16,535	$-
Net non-impaired loans held for investment	413,988	415,985	-	-	415,985

Financial Instruments - Liabilities
Time deposits	146,244	147,476	-	-	147,476
Trust preferred subordinated debt	10,310	7,442	-	-	7,442

December 31, 2013
Financial Instruments - Assets
Investment securities held-to-maturity	$14,810	$14,462	$-	$14,462	$-
Net non-impaired loans held for investment	409,219	411,871	-	-	411,871

Financial Instruments - Liabilities
Time deposits	151,216	152,710	-	-	152,710
Trust preferred subordinated debt	10,310	7,432	-	-	7,432

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

The Mortgage Division of the Company began hedging its governmental mortgage loans, primarily FHA and VA loans in October 2010 by selling mortgage backed securities on a forward basis. The forward sale mortgage backed securities are later purchased or closed when mandatory loan sales are consummated for the related mortgages that are originated. The value of the estimated loan commitments and open hedges are marked to market through the income statement. Hedging was discontinued in the first quarter of 2013 due to economic reasons. There were no derivative instruments outstanding at March 31, 2014 or December 31, 2013.

The Company currently sells mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans are consummated at approximately the same time that optional commitments are given to borrowers to originate the loans. The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$30,218	$29,928	$290	$28,382	$28,185	$197

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the three months ended March 31, 2014 and 2013, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net gains (losses) resulting from changes in fair value	$93	$(633)

Note N – Impact of recently adopted accounting standards

On January 17, 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force), to clarify when an in substance repossession or foreclosure occurs, and address the diversity in practice regarding when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized (i.e., taken possession of the real estate). Specifically, an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) obtaining legal title upon completion of a foreclosure or (2) obtaining interest in the property in satisfaction of the loan through a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU requires interim and annual disclosure of both (1) the amount of foreclosed real estate held and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments will be effective for the Company on a prospective basis for interim and annual reporting periods beginning January 1, 2015. Early adoption and a modified retrospective application are permitted. These amendments are not expected to have a material effect on the Company’s statement of financial position.

On January 15, 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force), to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if those conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Further, the decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. An entity that has used the effective yield method to account for its investments in qualified affordable housing project before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments will be effective for the Company on a retrospective basis for interim and annual reporting periods beginning January 1, 2015. Early adoption is permitted. The Company is evaluating the impact of the amendments on its consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11 on the topic of Income Taxes. The amendments eliminate the diversity in practice regarding presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the provisions of the ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The amendments were effective for the Company on a prospective basis beginning January 1, 2014. These amendments did not have a material effect on the Company’s consolidated financial statements.

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to March 31, 2014. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2014 and December 31, 2013, pre-approved but unused lines of credit for loans totaled approximately $158,862,000 and $159,756,000, respectively. In addition, we had $2,289,000 and $1,701,000 in standby letters of credit at March 31, 2014 and December 31, 2013, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

The Company leases land for its main office, five loan production offices, and two branch facilities under operating leases. Total future minimum lease payments, excluding renewal options, at March 31, 2014 under the leases are as follows:

(in thousands)
Due in one year	$588
Due in Years 2 and 3	842
Due in Years 4 and 5	670
Due after Year 5	3,092
$5,192

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

Comparison of Financial Condition

Assets. Our total assets decreased by $4.4 million, or 0.7%, from $661.8 million at December 31, 2013, to $657.4 million at March 31, 2014. During the three months ended March 31, 2014, cash and due from banks, interest-bearing deposits with banks and investment securities decreased by $9.7 million while loans held-for-sale increased $1.8 million, and loans held for investment increased $4.8 million. Average loans held for investment have increased for the past three quarters which reverses a 3.5 year decline. Although loans held-for-sale increased at quarter end, the average balances outstanding declined to $21.0 million in the first quarter of 2014 from $91.8 million in the first quarter of 2013 due to declining originations. Our mortgage division originates and sells residential mortgage loans through other banks, brokers, our retail offices and five loan production offices. Originations for the first quarter of 2014 were approximately $100 million compared to $290 million in first quarter of 2013. The decline in originations in 2014 was negatively impacted by a decrease in refinancing by borrowers due to higher interest rates and by severe weather.

Liabilities. Total deposits decreased by $3.2 million, or 0.6%, from $579.1 million at December 31, 2013, to $575.9 million at March 31, 2014. Due to our excess liquidity, deposits were not promoted during the quarter. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB’) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements decreased $1.4 million and FHLB advances were down slightly in the first three months of 2014. We had approximately $22.9 million in out-of-market time deposits from other institutions and $15.9 million in brokered deposits at March 31, 2014, a decrease of $2.7 million in these two types of accounts from December 31, 2013.

Stockholders’ Equity. Total stockholders’ equity increased $0.4 million at March 31, 2014 to $50.0 million from $49.6 million at December 31, 2013, due primarily to an increase in other comprehensive income and from retained net income.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

General. Net income was $265,000 and $1,718,000 for the first quarter of 2014 and 2013, respectively. Net income available to common stockholders was $74,000, or $0.02 per diluted share, for the three months ended March 31, 2014 compared to $1,414,000, or $0.42 per diluted share, for the three months ended March 31, 2013. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. Lower net income in 2014 resulted primarily from a 66% decline in residential mortgage loan originations and sales, and related fee income in our mortgage division and from a higher provision for loan losses. Our mortgage division incurred a net loss of $435,000 in the first quarter of 2014 compared to net income of $687,000 in the first quarter of 2013. The commercial/retail bank realized net income of $756,000 and $1,128,000 in the first quarter of 2014 and 2013, respectively. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. Economic conditions have gradually improved since 2011 in our primary markets as evidenced by decreasing loan charge-offs and impaired loans.

Net interest income. Net interest income of $5,558,000 for the three months ended March 31, 2014 decreased $505,000 from the first quarter of 2013. The net yield on interest earning assets, adjusted to a fully taxable basis, decreased to 3.75% in the first quarter of 2014 from 3.94% in the first quarter of 2013. The decrease in the net yield on interest-earning assets resulted from a greater decline in the yields on interest-earning assets than the decline in yields on interest-bearing liabilities. Due to slow economic growth in our primarily markets, competition for commercial real estate and business loans, which represent the majority of our loans held for investment, has increased. Due to the low short term interest rate environment which has persisted for several years, it has become increasingly difficult to lower deposit interest rates to match the decrease in loan and investment yields. A shift in average balances from loans held for sale to interest bearing deposits and investments also negatively impacted the net yield on interest earning assets. Average interest bearing deposits, investments, and loans held for investment all increased compared to a $70.9 million decline in average loans held for sale in the first quarter of 2014 from the first quarter of 2013. While the net yield on interest earning assets was down in the first quarter of 2014 from the first quarter of 2013, it is higher than the previous three sequential quarters due to progress in deploying the excess liquidity from loans held for sale into loans and investments. Average non-interest bearing demand deposits which increased 13.8% in the first quarter of 2014 from the first quarter of 2013 are a major focus of the Bank. The five year compounded annual growth rate for non-interest bearing demand deposits was 23.7% as of December 31, 2013.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended March 31,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$62,130	$60	0.39%	$45,549	$18	0.16%
Non-taxable investments (2.)	18,738	213	4.61%	11,448	158	5.60%
Taxable investments	61,260	491	3.25%	31,147	248	3.23%
Loans held for sale	20,980	211	4.08%	91,839	789	3.48%
Loans (3.)	454,039	5,543	4.95%	449,704	5,931	5.35%
Interest-earning assets	617,147	6,518		629,687	7,144
Interest-earning assets			4.28%			4.60%

Non interest-earning assets	40,812			48,686

Total assets	$657,959			$678,373

Interest-bearing liabilities
Interest checking	$43,251	$8	0.08%	$41,130	$13	0.13%
Money market and savings	296,662	228	0.31%	297,956	307	0.42%
Time certificates and IRAs	148,560	418	1.14%	173,476	520	1.22%
Other borrowings	25,212	164	2.64%	27,741	188	2.75%
Total interest-bearing liabilities	513,685	818		540,303	1,028
Cost on average
Interest-bearing liabilities			0.65%			0.77%
Non-interest-bearing liabilities
Demand deposits	87,597			76,952
Other liabilities	6,736			6,449
Total non-interest-bearing liabilities	94,333			83,401
Total liabilities	608,018			623,704
Stockholders' equity	49,941			54,669
Total liabilities and equity	$657,959			$678,373
Net interest income		$5,700			$6,116
Net yield on average interest-earning assets			3.75%			3.94%
Interest rate spread			3.64%			3.83%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $770,000 and $400,000 for the three months ended March 31, 2014 and 2013, respectively. The amount of the provision for loan losses increased in 2014 primarily because of an additional allowance of $540,000 required on one impaired loan relationship based on updated collateral and cash flow assessments. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $1,750,000 for the three months ended March 31, 2014, as compared to $4,314,000 for the three months ended March 31, 2013. Service charges increased $47,000, or 18.7%, based on increased commercial deposit services and related pricing. Mortgage banking income decreased $2,562,000, or 65.8% due to a decrease of approximately 66% in residential mortgage loan originations and related sales resulting from sharply lower refinances by borrowers due to higher interest rates and from less home purchase activity due to cold weather. Based on recent applications, residential loan originations could be 35% to 45% higher in the second quarter of 2014 compared to the first quarter of 2014. The mortgage division has also recently hired account representatives in Texas and Florida in an effort to expand its footprint and increase originations. Approximately 85% of the mortgage division originations were from North Carolina and Virginia with nine other states accounting for the remainder of the originations during the first quarter of 2014.

Non-interest expense. Total non-interest expense amounted to $6,335,000 and $7,382,000 for the three months ended March 31, 2014 and 2013, respectively. Salaries and employee benefits decreased $913,000, or 19.2%, from reductions in administrative positions in our mortgage division and from sharply lower incentive compensation in our mortgage division along with lower incentive compensation in our retail/commercial bank. The number of full-time equivalent employees decreased to 194 at March 31, 2014 from 215 at March 31, 2013. Foreclosed property expense declined $226,000, or 68.3% to $105,000 in the first quarter of 2014 due to decreased real estate impairment charges and lower expenses maintaining fewer real estate owned properties. Professional fees increased $272,000, or 146.2% in the first quarter of 2014 to $458,000 due primarily to legal fees involving several major loan collection efforts. Other expense was down $250,000, or 42.9% in the first quarter of 2014 due to lower loan related expenses associated with originating residential mortgage loans.

Income taxes. An income tax benefit of $62,000 was realized in the first quarter of 2014 because tax credits of $93,000 exceeded tax expense which was reduced by higher non-taxable income from municipal interest and increase in cash value of life insurance as a percentage of taxable income. Income tax expense as a percentage of net income before income taxes was 33.8% in the first quarter of 2013.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $18,104,000 at March 31, 2014, compared to $19,060,000 at December 31, 2013. Non-performing assets, as a percentage of total assets, was 2.75% at March 31, 2014, compared to 2.88% at December 31, 2013. There were no loans 90 days or more past due and still accruing interest at March 31, 2014 and December 31, 2013, respectively. Other real estate owned was $1,494,000 at March 31, 2014 and $2,329,000 at December 31, 2013. Non-performing assets have declined substantially from 2010 and 2011 due to success in disposing of problem loans and assets, from reduction in new additions to non-performing assets, and from an improved economy. Impaired but still performing loans were $12,825,000 and $12,537,000 at March 31, 2014 and December 31, 2013, respectively.

Loans are graded according to an internal loan rating classification system, and “criticized loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Criticized loans decreased to $24,765,000 at March 31, 2014 from $26,209,000 at December 31, 2013 and $37,820,000 at December 31, 2012 due to continuing efforts to improve asset quality. Loan rating classification information is detailed in Note K to the consolidated financial statements as of March 31, 2014.

The decrease in criticized loans in 2014 and 2013 from 2012 resulted from success in disposing of problem loans, from reduction in new additions to criticized loans as a result of an improved credit culture, and from an improving economy. The economic conditions in our primary markets in North Carolina, have improved as evidenced by a drop in the unemployment rate. The seasonally adjusted unemployment rate in North Carolina decreased to 6.3% in March 2014 from 8.5% in March 2013. North Carolina’s seasonally adjusted unemployment rate of 6.3% compares favorably to 6.7% for the United States. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Real estate prices have improved in our markets but are still lower than in 2008 in many areas.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $2,854,000 at March 31, 2014 from $2,063,000 at December 31, 2013, and impaired loans increased to $29,435,000 at March 31, 2014 from $29,269,000 at December 31, 2013. The specific portion of our allowance relating to impaired loans increased in 2014 primarily because one impaired commercial and industrial loan relationship required additional loan loss provisions of $540,000 based on updated collateral and cash flow assessments. The general portion of our allowance for loan losses decreased to $5,435,000 on non-impaired loans of $419,423,000 at March 31, 2014 from $5,600,000 on non-impaired loans of $414,819,000 at December 31, 2013. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.10% on loans secured by multi-family properties to 3.10% on construction and development loans, to categories of non-impaired loans at each period end. We have used the latest twelve quarters to determine the estimated loss ratios inherent in the loan portfolio since 2012. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as the changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses, including a minor unallocated allowance, was $724,000 and $708,000 at March 31, 2014 and December 31, 2013, respectively.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $144,000 for the three months ended March 31, 2014 compared to $105,000 for the same period in 2013.

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

Our primary sources of internally generated funds are principal and interest payments on loans receivable, non-interest income and proceeds from loans sales related to residential mortgage banking, and cash flows generated from operations. External sources of funds include increases in deposits, repurchase agreements, lines of credit from banks, including the Federal Reserve, and advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, bank term deposits, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first three months of 2014, our levels of short-term liquidity decreased due to growth in loans and investment securities and a small decrease in deposits. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, decreased to $49.5 million at March 31, 2014 from $64.9 million at December 31, 2013. The decline in short-term liquidity at March 31, 2014 assisted our efforts to improve our net interest margin. Our current liquidity levels are near historical peaks and are adequate to meet our anticipated future needs. We also have substantial secondary sources of liquidity in the form of unused secured lines of credit from the FHLB and the Federal Reserve of approximately $179 million at March 31, 2014.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Capital ratios for Carolina Bank were as follows at March 31, 2014 and December 31, 2013, respectively: Tier 1 leverage – 8.97%, 8.86%; Tier 1 risk-based – 11.13%, 11.19%; Total risk-based – 13.79%, 13.85%. As of March 31, 2014 and December 31, 2013, our levels of capital exceeded all applicable published regulatory requirements.

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

Interest Rate Sensitivity

Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Prior to 2010, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2010, we set our Carolina Bank prime at 4.50% when the Wall Street Journal Prime declined to 3.25% with the expectation that the Carolina Bank prime would not rise again until the Wall Street Journal Prime exceeded 4.50%. Our simulation analysis as of March 31, 2014 indicates that our net interest margin will decline approximately 2.5% in one year, if interest rates rise gradually 1% over a one year time period, and will decline 3.6% over a one year time period if interest rates rise gradually 4% over a one year time period. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is a reason for the potential decline in net interest income as the Wall Street Journal Prime increases. We have also increased our fixed rate loans and investments in recent quarters, and customers have shown an increased preference for short-term deposits over the past few years, all which have increased our risk to higher interest rates.

Inflation

Since our assets and liabilities are primarily monetary in nature, our performance is more affected by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not necessarily be the same. If inflation is accompanied by a rise in interest rates, our net interest income will fall as noted under “Interest Rate Sensitivity” and our mortgage banking income could fall as fewer borrowers qualify for new loans.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2014. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2014, in XBRL (eXetensible Business Reporting Language). *

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

Carolina Bank Holdings, Inc.

Date: May 14, 2014	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 14, 2014	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2014, in XBRL (eXetensible Business Reporting Language).

