Form 10-Q
period 2014-06-30
CAROLINA BANK HOLDINGS INC
filed 2014-08-13
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number:	000-31877

Carolina Bank Holdings, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-2215437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Spring Street, Greensboro, North Carolina	27401
(Address of principal executive offices)	(Zip Code)

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

There were 3,431,440 shares of the Issuer’s common stock, $1.00 par value, outstanding as of August 13, 2014.

CAROLINA BANK HOLDINGS, INC.

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$15,143	$6,037
Interest-bearing deposits with banks	11,076	58,859
Bank term deposits	11,865	11,118
Securities available-for-sale, at fair value	60,348	62,016
Securities held-to-maturity (fair values of $16,476 in 2014 and $14,462 in 2013)	16,269	14,810
Loans held for sale	49,301	28,382
Loans	464,706	444,087
Less allowance for loan losses	(7,203)	(7,663)
Net loans	457,503	436,424
Premises and equipment, net	18,355	18,261
Other real estate owned	4,431	2,329
Bank-owned life insurance	11,304	11,129
Other assets	13,567	12,442
Total assets	$669,162	$661,807

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$91,894	$84,911
NOW, money market and savings	343,570	342,970
Time	141,849	151,216
Total deposits	577,313	579,097

Advances from the Federal Home Loan Bank	12,835	2,885
Securities sold under agreements to repurchase	494	3,032
Subordinated debentures	19,610	19,610
Other liabilities and accrued expenses	8,231	7,579
Total liabilities	618,483	612,203

Commitments and contingencies - Note O
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares;
issued and outstanding 10,994 shares	10,994	10,994
Common stock, $1 par value; authorized 20,000,000 shares;
issued and outstanding 3,431,440 in 2014 and 3,428,776 in 2013	3,432	3,429
Additional paid-in capital	16,247	16,226
Retained earnings	18,913	18,336
Stock in directors' rabbi trust	(1,495)	(1,347)
Directors' deferred fees obligation	1,495	1,347
Accumulated other comprehensive income	1,093	619
Total stockholders’ equity	50,679	49,604
Total liabilities and stockholders’ equity	$669,162	$661,807

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Interest income
Loans	$5,858	$6,122	$11,612	$12,841
Investment securities, taxable	411	260	831	508
Investment securities, non taxable	136	107	278	213
Interest from deposits in banks	49	67	109	85
Total interest income	6,454	6,556	12,830	13,647

Interest expense
NOW, money market, savings	240	276	476	596
Time deposits	407	503	825	1,023
Other borrowed funds	164	187	328	375
Total interest expense	811	966	1,629	1,994

Net interest income	5,643	5,590	11,201	11,653
Provision for loan losses	346	100	1,116	500
Net interest income after provision for loan losses	5,297	5,490	10,085	11,153
Non-interest income
Service charges	321	295	620	547
Mortgage banking income	1,954	3,586	3,287	7,481
Gain on sale of investment securities available-for-sale	94	170	143	192
Other	(29)	155	40	300
Total non-interest income	2,340	4,206	4,090	8,520

Non-interest expense
Salaries and benefits	4,016	4,610	7,851	9,358
Occupancy and equipment	793	747	1,554	1,494
Foreclosed property expense	58	547	163	878
Professional fees	546	355	1,004	541
Outside data processing	275	195	526	454
FDIC insurance	133	79	267	248
Advertising and promotion	173	285	494	491
Stationery, printing and supplies	141	181	278	334
Other	577	535	910	1,118
Total non-interest expense	6,712	7,534	13,047	14,916

Income before income taxes	925	2,162	1,128	4,757
Income tax expense	175	692	113	1,569
Net income	750	1,470	1,015	3,188
Dividends and accretion on preferred stock	247	306	438	611
Net income available to common stockholders	$503	$1,164	$577	$2,577
Net income per common share
Basic	$0.15	$0.34	$0.17	$0.76
Diluted	$0.15	$0.34	$0.17	$0.75

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Net income	$750	$1,470	$1,015	$3,188

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	403	(1,203)	861	(1,186)
Tax effect	(137)	409	(293)	403
Reclassification of gains recognized in net income	(94)	(170)	(143)	(192)
Tax effect	32	58	49	65
	204	(906)	474	(910)

Comprehensive income	$954	$564	$1,489	$2,278

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

Six months ended June 30, 2014 and 2013

						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2012	$15,573	$3,387	$1,841	$15,906	$15,408	$(1,050)	$1,050	$1,747	$53,862
Net income	-	-	-	-	3,188	-	-	-	3,188
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(910)	(910)
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(136)	136	-	-
Stock options exercised	-	32	-	221	-	-	-	-	253
Repurchase of warrant			(1,841)	41
Accretion of preferred stock discount	210	-	-	-	(210)	-	-	-	-
Preferred stock dividends	-	-	-	-	(401)	-	-	-	(401)
Balance, June 30, 2013	$15,783	$3,419	$-	$16,168	$17,985	$(1,186)	$1,186	$837	$54,192

Balance, December 31, 2013	$10,994	$3,429	$-	$16,226	$18,336	$(1,347)	$1,347	$619	$49,604
Net income	-	-	-	-	1,015	-	-	-	1,015
Other comprehensive income, net of tax	-	-	-	-	-	-	-	474	474
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(148)	148	-	-
Stock options exercised	-	3	-	21	-	-	-	-	24
Preferred stock dividends	-	-	-	-	(438)	-	-	-	(438)
Balance, June 30, 2014	$10,994	$3,432	$-	$16,247	$18,913	$(1,495)	$1,495	$1,093	$50,679

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months
	Ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$1,015	$3,188
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	1,116	500
Depreciation	440	424
Increase in cash surrender value of bank-owned life insurance	(175)	(183)
Common stock warrant retired for less than book value	-	(41)
Deferred income taxes	106	499
Amortization (accretion), net	56	(33)
Amortization of subordinated debt discount	-	38
(Increase) decrease in fair value of loans held for sale	(260)	934
(Gain) loss on sale of other real estate owned	(37)	21
Gain on sale of investments	(143)	(192)
Gain on sale of loans held for sale	(3,099)	(8,763)
Impairment of other real estate owned	115	607
Proceeds from sale of loans held for sale	231,007	655,857
Originations of loans held for sale	(248,567)	(572,669)
(Increase) decrease in other assets	(1,475)	2,679
Increase (decrease) in other liabilities and accrued expenses	598	(645)
Net cash provided by (used for) operating activities	(19,303)	82,221

Cash flows from investing activities
Increase in bank term deposits	(747)	-
Purchases of investment securities available-for-sale	(5,171)	(10,758)
Purchases of investment securities held-to-maturity	(2,015)	(9,296)
Maturities and calls of securities available-for-sale	1,905	247
Maturities and calls of securities held-to-maturity	191	-
Repayments from mortgage-backed securities available-for-sale	1,579	1,108
Repayments from mortgage-backed securities held-to-maturity	307	46
Net (increase) decrease in loans	(25,694)	41,315
Proceeds from sales of investment securities	4,218	1,007
Improvements to other real estate owned	-	(6)
Purchases of premises and equipment	(534)	(54)
Proceeds from sales of other real estate owned	1,319	3,229
Net cash provided by (used for) investing activities	(24,642)	26,838

Cash flows from financing activities
Net decrease in deposits	(1,784)	(9,521)
Net increase (decrease) in Federal Home Loan Advances	9,950	(13,048)
Increase (decrease) in securities sold under agreements to repurchase	(2,538)	1,287
Proceeds from exercise of stock options	24	294
Repurchase of common stock warrants	-	(1,800)
Preferred stock dividends paid	(384)	(1,221)
Net cash provided by (used for) financing activities	5,268	(24,009)

Net increase (decrease) in cash and cash equivalents	(38,677)	85,050
Cash and cash equivalents at beginning of period	64,896	15,099
Cash and cash equivalents at end of period	$26,219	$100,149

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,616	$1,904
Cash paid during the period for income taxes	$4	$905
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$3,499	$1,942
Accretion of preferred stock discount	$-	$210
Change in unrealized gains (losses) on securities available-for-sale, net of tax	$474	$(910)

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for future annual periods.

The Company’s financial statements are presented in accordance with Accounting Standards Codification (“ASC”) Topic 105, “The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles”, which codifies generally accepted accounting principles (GAAP) in the United States.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2013 and 2012, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-K. These interim financial statements should be read in conjunction with the Company’s annual financial statements.

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

There were no stock option grants in 2013 or the first six months of 2014. There was no compensation expense in 2014 or 2013 related to stock options. At June 30, 2014, there was no unrecognized compensation cost related to unvested share-based compensation.

New shares totaling 2,664 of common stock were issued in the first six months of 2014 as a result of the exercise of incentive stock options.

Note F - Earnings per common share

Earnings per common share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the three and six months ended June 30, 2014 and 2013, basic earnings per common share has been computed based upon the weighted average common shares outstanding as shown below.

The only potential issuances of Company stock are stock options granted to various officers of the Bank.

The following is a summary of the diluted earnings per common share calculation for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net income available to common stockholders	$503	$1,164	$577	$2,577

Weighted average outstanding shares - basic	3,430	3,403	3,430	3,396
Dilutive effect of stock options and warrants	4	20	4	21
Weighted average shares - diluted	3,434	3,423	3,434	3,417

Diluted net income per share	$0.15	$0.34	$0.17	$0.75

For the three months ended June 30, 2014 and 2013, there were stock options and warrants covering 70,620 and 0 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock was accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount was $0 and $106,000 for the three months ended June 30, 2014 and 2013, respectively, and was $0 and $210,000 for the first six months of 2014 and 2013, respectively. Dividends at 5% per annum were payable quarterly for the first five years; the dividend increased to 9% per annum after the fifth year effective February 16, 2014.

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

Note H – Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to accounting principles governing Consolidated Variable Interest Entities. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under current Federal Reserve Board guidelines. The Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates trust preferred securities as an element of Tier 1 capital for certain institutions. However, bank holding companies with assets of less than $15 billion as of December 31, 2009, are permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part at any time.

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes qualify as Tier 2 capital for the Bank, subject to a 20% reduction which began on October 1, 2013 and continues each year thereafter until maturity. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or in part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issuance and were amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

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

Financial performance, reflective of inter-company eliminations, for the three and six months ended June 30, 2014 and 2013, and selected balance sheet information, reflective of inter-company eliminations, at June 30, 2014 and 2013 for each segment is as follows:

	Three months ended June 30, 2014				Three months ended June 30, 2013
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$6,063	$390	$1	$6,454	$6,079	$475	$2	$6,556
Interest expense	368	385	58	811	430	476	60	966
Net interest income (loss)	5,695	5	(57)	5,643	5,649	(1)	(58)	5,590
Provision for loan losses	346	-	-	346	100	-	-	100
Net interest income (loss) after
provision for loan losses	5,349	5	(57)	5,297	5,549	(1)	(58)	5,490
Non-interest income	418	1,922	-	2,340	622	3,584	-	4,206
Non-interest expense	4,443	2,223	46	6,712	4,535	2,964	35	7,534
Income (loss) before income taxes	1,324	(296)	(103)	925	1,636	619	(93)	2,162
Income tax (benefit) expense	323	(113)	(35)	175	478	246	(32)	692
Net income (loss)	$1,001	$(183)	$(68)	$750	$1,158	$373	$(61)	$1,470

	Six months ended June 30, 2014				Six months ended June 30, 2013
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$12,226	$601	$3	$12,830	$12,379	$1,264	$4	$13,647
Interest expense	914	599	116	1,629	610	1,265	119	1,994
Net interest income (loss)	11,312	2	(113)	11,201	11,769	(1)	(115)	11,653
Provision for loan losses	1,116	-	-	1,116	500	-	-	500
Net interest income (loss) after
provision for loan losses	10,196	2	(113)	10,085	11,269	(1)	(115)	11,153
Non-interest income	805	3,285	-	4,090	1,041	7,479	-	8,520
Non-interest expense	8,692	4,280	75	13,047	9,075	5,716	125	14,916
Income (loss) before income taxes	2,309	(993)	(188)	1,128	3,235	1,762	(240)	4,757
Income tax (benefit) expense	552	(375)	(64)	113	949	702	(82)	1,569
Net income (loss)	$1,757	$(618)	$(124)	$1,015	$2,286	$1,060	$(158)	$3,188

Total assets	$618,455	$50,263	$444	$669,162	$610,950	$58,116	$423	$669,489
Net loans	457,503	49,301	-	506,804	408,027	56,403	-	464,430
Equity	1,757	(618)	49,540	50,679	2,286	1,060	50,846	54,192

The Mortgage Division experienced strong growth in originations from 2007 through 2012 due to low interest rates and due to the acquisition of a retail loan production office in July of 2010. Originations decreased after the increase in mortgage rates in the second quarter of 2013 which curtailed much of the refinancing by borrowers that had dominated earlier periods. Loan originations dropped approximately 57% in the first six months of 2014 from the first six months of 2013. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty provisions and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $39,000 and $100,000 for the three months ended June 30, 2014 and 2013, respectively, and were $71,000 and $309,000 for the six months ended June 30, 2014 and 2013, respectively. The warranty liability, which is available to fund future warranty claims, was $1,377,000 and $1,401,000 at June 30, 2014 and December 31, 2013, respectively. Fourteen warranty claims or losses and four fair value adjustments from repurchases totaling $1,036,000 have been incurred since establishment of the mortgage division in 2007. All claims or losses relate to originations made in 2008 and 2009. In addition, seven loans with a total current carrying balance, including fair value loss adjustments recorded when transferred, of $1,488,000 have been repurchased and are included in loans held for investment. One loan with a current principal balance of $200,000 and fair value of $170,000 has been repurchased and is included in loans held for sale at fair value.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
June 30, 2014

Available-for-sale
Municipal securities	$22,991	$954	$187	$23,758
FNMA, FHLMC, and GNMA
mortgage-backed securities	19,987	599	4	20,582
Corporate securities	13,751	215	7	13,959
Asset-backed securities	1,921	47	-	1,968
Unrestricted stock	42	39	-	81
	$58,692	$1,854	$198	$60,348

Held-to-maturity
Municipal securities	$7,932	$186	$36	$8,082
FNMA mortgage-backed
securities	6,322	27	31	6,318
Asset-backed securities	2,015	61	-	2,076
	$16,269	$274	$67	$16,476

December 31, 2013

Available-for-sale
Municipal securities	$23,395	$705	$491	$23,609
FNMA, FHLMC, and GNMA
mortgage-backed securities	20,479	548	65	20,962
Corporate securities	15,147	222	63	15,306
Asset-backed securities	2,015	45	-	2,060
Unrestricted stock	42	37	-	79
	$61,078	$1,557	$619	$62,016

Held-to-maturity
Municipal securities	$8,178	$-	$180	$7,998
FNMA mortgage-backed
securities	6,632	-	168	6,464
	$14,810	$-	$348	$14,462

The scheduled maturities of debt securities available-for-sale at June 30, 2014 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$998	$1,001	$282	$299	$1,280	$1,300
Due from one to five years	12,020	12,317	8,156	8,567	20,176	20,884
Due from five to ten years	11,243	11,641	13,007	13,218	24,250	24,859
Over ten years	12,482	12,757	462	467	12,944	13,224
	$36,743	$37,716	$21,907	$22,551	$58,650	$60,267
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	2,504	2,540	8,337	8,394	10,841	10,934
Over ten years	5,428	5,542	-	-	5,428	5,542
	$7,932	$8,082	$8,337	$8,394	$16,269	$16,476

The Company sold several mortgage-backed securities and an asset-backed security with total book values of $4,075,000 at gains of $143,000 during the first six months of 2014. Sales of mortgage-backed securities with total book values of $815,000 generated investment gains of $192,000 in the first six months of 2013.

Securities with a carrying value of approximately $14,917,000 and $4,622,000 were pledged to secure retail repurchase agreements and certain deposits at June 30, 2014 and December 31, 2013, respectively.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At June 30, 2014, one corporate debt security with $971,000 in fair value, two mortgage-backed securities with $6,388,000 in fair value, and nine municipal securities with $9,492,000 in fair value had total unrealized losses of $265,000. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

Information pertaining to securities with gross unrealized losses at June 30, 2014 and December 31, 2013, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
June 30, 2014:
Municipal securities	1	$1,339	$6	8	$8,153	$218	9	$9,492	$224
FNMA and FHLMC mortgage-backed securities	-	-	-	2	6,388	35	2	$6,388	$35
Corporate securities	-	-	-	1	971	7	1	971	7
Total	1	$1,339	$6	11	$15,512	$260	12	$16,851	$266

December 31, 2013:
Municipal securities	15	$18,585	$620	1	$541	$51	16	$19,126	$671
FNMA and FHLMC mortgage-backed securities	4	10,024	233	-	-	-	4	10,024	233
Corporate securities	4	3,919	55	1	492	8	5	4,411	63
Total	23	$32,528	$908	2	$1,033	$59	25	$33,561	$967

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first six months of 2014 and 2013 and related asset balances at June 30, 2014 and December 31, 2013 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
2014
Beginning of year balance	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Provision for loan losses	(342)	1,167	6	105	54	120	6	1,116
Charge-offs	(22)	(777)	(221)	(87)	(766)	(100)	-	(1,973)
Recoveries	-	20	1	10	364	2	-	397
Balance at June 30,	$1,095	$2,974	$366	$500	$2,214	$39	$15	$7,203
2013
Beginning of year balance	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Provision for loan losses	(513)	2,490	102	(450)	1,916	(67)	(28)	3,450
Charge-offs	(418)	(4,000)	(133)	(97)	(1,703)	(81)	-	(6,432)
Recoveries	41	6	2	156	464	32	-	701
Balance at December 31,	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663

Balances at June 30, 2014
Allowance for loan losses:
Balance at June 30,	$1,095	$2,974	$366	$500	$2,214	$39	$15	$7,203
Ending balance individually evaluated for impairment	$-	$344	$26	$149	$886	$-	$-	$1,405
Ending balance collectively evaluated for impairment	$1,095	$2,630	$340	$351	$1,328	$39	$15	$5,798
Loans Outstanding:
Balance at June 30,	$66,684	$218,833	$68,445	$52,519	$55,592	$2,633	$-	$464,706
Ending balance individually evaluated for impairment	$1,778	$14,112	$875	$5,936	$2,343	$-	$-	$25,044
Ending balance collectively evaluated for impairment	$64,906	$204,721	$67,570	$46,583	$53,249	$2,633	$-	$439,662

Balances at December 31, 2013
Allowance for loan losses:
Balance at December 31,	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Ending balance individually evaluated for impairment	$-	$541	$24	$102	$1,396	$-	$-	$2,063
Ending balance collectively evaluated for impairment	$1,459	$2,023	$556	$370	$1,166	$17	$9	$5,600
Loans Outstanding:
Balance at December 31,	$50,397	$212,272	$66,926	$54,115	$55,504	$4,873	$-	$444,087
Ending balance individually evaluated for impairment	$1,800	$17,633	$554	$5,466	$3,815	$-	$-	$29,268
Ending balance collectively evaluated for impairment	$48,597	$194,639	$66,372	$48,649	$51,689	$4,873	$-	$414,819

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

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At June 30, 2014
Real Estate Loans:
Construction & development	$-	$-	$1,692	$1,692	$64,992	$66,684	$-
Commercial real estate	-	-	5,672	5,672	213,161	218,833	-
Home equity lines	-	-	617	617	67,828	68,445	-
Residential real estate	74	83	2,555	2,712	49,807	52,519	-
Total real estate	74	83	10,536	10,693	395,788	406,481	-
Commercial & industrial	-	-	1,899	1,899	53,693	55,592	-
Consumer & other	-	-	-	-	2,633	2,633	-
Total loans	$74	$83	$12,435	$12,592	$452,114	$464,706	$-

At December 31, 2013
Real Estate Loans:
Construction & development	$-	$-	$1,695	$1,695	$48,702	$50,397	$-
Commercial real estate	222	-	9,067	9,289	202,983	212,272	-
Home equity lines	60	-	402	462	66,464	66,926	-
Residential real estate	750	100	2,153	3,003	51,112	54,115	-
Total real estate	1,032	100	13,317	14,449	369,261	383,710	-
Commercial & industrial	9	-	3,414	3,423	52,081	55,504	-
Consumer & other	-	-	-	-	4,873	4,873	-
Total loans	$1,041	$100	$16,731	$17,872	$426,215	$444,087	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At June 30, 2014 and December 31, 2013, the total recorded investment in impaired loans amounted to approximately $25,044,000 and $29,268,000, respectively. Of these impaired loans, $12,435,000 and $16,731,000 were on non-accrual at June 30, 2014 and December 31, 2013, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
June 30, 2014
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,778	$2,096	$-	$2,021	$15
Commercial real estate	11,534	14,264	-	14,397	296
Home equity lines	682	1,054	-	1,054	17
Residential real estate	3,811	4,089	-	4,127	86
Total real estate	17,805	21,503	-	21,599	414
Commercial & industrial	1,043	2,811	-	2,814	1
Consumer & other	-	-	-	-	-
Total loans	18,848	24,314	-	24,413	415
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	2,578	2,807	344	2,829	72
Home equity lines	193	245	26	245	7
Residential real estate	2,125	2,266	149	2,306	58
Total real estate	4,896	5,318	519	5,380	137
Commercial & industrial	1,300	1,351	886	1,376	41
Consumer & other	-	-	-	-	-
Total loans	6,196	6,669	1,405	6,756	178
Total impaired loans	$25,044	$30,983	$1,405	$31,169	$593
December 31, 2013
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,800	$2,101	$-	$2,101	$48
Commercial real estate	13,247	16,943	-	18,001	646
Home equity lines	353	548	-	549	23
Residential real estate	3,654	3,914	-	4,099	210
Total real estate	19,054	23,506	-	24,750	927
Commercial & industrial	1,850	2,950	-	3,071	97
Consumer & other	-	25	-	25	1
Total loans	20,904	26,481	-	27,846	1,025
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	4,386	4,619	541	4,679	206
Home equity lines	201	245	24	245	14
Residential real estate	1,812	1,878	102	1,928	79
Total real estate	6,399	6,742	667	6,852	299
Commercial & industrial	1,965	2,443	1,396	2,556	82
Consumer & other	-	-	-	-	-
Total loans	8,364	9,185	2,063	9,408	381
Total impaired loans	$29,268	$35,666	$2,063	$37,254	$1,406

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(in thousands)
Real Estate Loans:
Construction & development	$1,692	$1,695
Commercial real estate	5,672	9,067
Home equity lines	617	402
Residential real estate	2,555	2,153
Total real estate	10,536	13,317
Commercial & industrial	1,899	3,414
Consumer & other	-	-
Total loans	$12,435	$16,731

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing
•	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at June 30, 2014 and December 31, 2013
	Construction & Development		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2014	2013	2014	2013	2014	2013
	(in thousands)
Pass	$64,515	$47,826	$203,121	$193,183	$66,688	$65,429
Special Mention	477	881	5,514	4,035	41	113
Criticized	1,692	1,690	10,198	15,054	1,716	1,384
TOTAL	$66,684	$50,397	$218,833	$212,272	$68,445	$66,926

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2014	2013	2014	2013	2014	2013
	(in thousands)
Pass	$46,730	$48,838	$53,250	$51,639	$2,632	$4,870
Special Mention	1,584	979	39	82	1	3
Criticized	4,205	4,298	2,303	3,783	-	-
TOTAL	$52,519	$54,115	$55,592	$55,504	$2,633	$4,873

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

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

•	Rate Modification - A modification in which the interest rate is changed

•	Term Modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed

•	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time

•	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above

•	Combination Modification – Any other type of modification, including the use of multiple categories above

There was $3,000 of available commitments for troubled debt restructurings outstanding at June 30, 2014.

The following tables present troubled debt restructurings as of June 30, 2014 and December 31, 2013:

	Troubled Debt Restructurings
	June 30, 2014
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$86	4	$1,142	5	$1,228
Commercial real estate	12	7,480	4	2,514	16	9,994
Home equity lines	0	-	0	-	0	-
Residential real estate	10	1,978	4	701	14	2,679
Total real estate	23	9,544	12	4,357	35	13,901
Commercial & industrial	2	439	3	935	5	1,374
Consumer & other	0	-	0	-	0	-
Total loans	25	$9,983	15	$5,292	40	$15,275

	December 31, 2013
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$105	6	$1,111	7	$1,216
Commercial real estate	12	7,783	6	2,860	18	10,643
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,103	2	246	13	2,349
Total real estate	24	9,991	14	4,217	38	14,208
Commercial & industrial	2	390	2	432	4	822
Consumer & other	0	-	0	-	0	-
Total loans	26	$10,381	16	$4,649	42	$15,030

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

The following tables present newly restructured loans that occurred during the three months ended June 30, 2014 and 2013, respectively:

	New Troubled Debt Restructurings
	Three Months Ended June 30, 2014
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Residential real estate	0	$-	1	$411	0	$-	0	$-	1	$411
Total real estate	0	-	1	411	0	-	0	-	1	411
Consumer & other	0	-	0	-	1	850	0	-	1	850
Total loans	0	$-	1	$411	1	$850	0	$-	2	$1,261

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Residential real estate	0	$-	1	$409	0	$-	0	$-	1	$409
Total real estate	0	-	1	409	0	-	0	-	1	409
Consumer & other	0	-	0	-	1	842	0	-	1	842
Total loans	0	$-	1	$409	1	$842	0	$-	2	$1,251

	Three Months Ended June 30, 2013
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$-	0	$-	1	$-
Total real estate	0	-	0	-	1	-	0	-	1	-
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	1	$-	0	$-	1	$-

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$155	0	$-	1	$155
Total real estate	0	-	0	-	1	155	0	-	1	155
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	1	$155	0	$-	1	$155

The following tables present newly restructured loans that occurred during the six months ended June 30, 2014 and 2013, respectively:

	New Troubled Debt Restructurings
	Six Months Ended June 30, 2014
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Residential real estate	0	$-	1	$411	0	$-	0	$-	1	$411
Total real estate	0	-	1	411	0	-	0	-	1	411
Commercial & industrial	0	-	0	-	1	850	0	-	1	850
Total loans	0	$-	1	$411	1	$850	0	$-	2	$1,261

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Residential real estate	0	$-	1	$409	0	$-	0	$-	1	$409
Total real estate	0	-	1	409	0	-	0	-	1	409
Commercial & industrial	0	-	0	-	1	842	0	-	1	842
Total loans	0	$-	1	$409	1	$842	0	$-	2	$1,251

	Six Months Ended June 30, 2013
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	2	$-	0	$-	2	$-
Total real estate	0	-	0	-	2	-	0	-	2	-
Total loans	0	$-	0	$-	2	$-	0	$-	2	$-

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	2	$419	0	$-	2	$419
Total real estate	0	-	0	-	2	419	0	-	2	419
Total loans	0	$-	0	$-	2	$419	0	$-	2	$419

There were no financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended June 30, 2014 and 2013, respectively. The following table represents financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the six months ended June 30, 2014 and 2013, respectively:

TDRs with a payment default occurring within 12 months of restructure

	During the six months ended
	June 30, 2014		June 30, 2013
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	0	$-	1	$115
Total real estate	0	-	1	115
Total loans	0	$-	1	$115

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

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 – observable inputs other than the quoted prices included in Level 1

Level 3 – unobservable inputs

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

Interest Rate Lock Commitments

The Mortgage Division of the Company hedged some of its residential mortgage loans held for sale by selling mortgage-backed securities on a forward basis between 2011 and 2013. The forward sale mortgage-backed securities are later purchased or closed when mandatory loan sales are consummated for the related mortgages that are originated. The value of the estimated loan commitments and open hedges are marked to market through the income statement. The significant unobservable input used in the Level 3 fair value measurement of the Company’s Interest Rate Lock Commitments (IRLCs) on hedged loans held for sale is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position. The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The closing ratio is computed by management using historical data.

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. Gain or loss on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. There were no changes in valuation techniques for the three months ended June 30, 2014; however, the Mortgage Division discontinued hedging during the first quarter of 2013 due to economic factors. All loans are currently sold on a “best efforts” basis where optional commitments are made with investors to sell loans shortly after optional commitments are consummated to originate loans with borrowers.

Below is a summary of activity related to interest rate lock commitments for the three months ended June 30, 2014 and 2013.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2013 and 2012	$-	$56
Gains (losses) included in other income	-	(56)
Transfers in and out	-	-
Balance, June 30, 2014 and 2013	$-	$-

Assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At June 30, 2014:
Securities available-for-sale:
Municipal securities	$23,758	$-	$23,758	$-
Mortgage-backed securities	20,582	-	20,582	-
Corporate securities	13,959	-	13,959	-
Asset-backed securities	1,968	-	1,968	-
Unrestricted stock	81	81	-	-
Total available-for-sale securities	60,348	81	60,267	-
Loans held for sale	49,301	-	49,301	-
Total	$109,649	$81	$109,568	$-

At December 31, 2013:
Securities available-for-sale:
Municipal securities	$23,609	$-	$23,609	$-
Mortgage-backed securities	20,962	-	20,962	-
Corporate securities	15,306	5,924	9,382	-
Asset-backed securities	2,060	-	2,060	-
Unrestricted stock	79	79	-	-
Total available-for-sale securities	62,016	6,003	56,013	-
Loans held for sale	28,382	-	28,382	-
Total	$90,398	$6,003	$84,395	$-

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At June 30, 2014 and December 31, 2013, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At June 30, 2014:
Impaired loans	$23,639	$-	$-	$23,639
Other real estate owned	4,431	-	-	4,431

At December 31, 2013:
Impaired loans	$27,205	$-	$-	$27,205
Other real estate owned	2,329	-	-	2,329

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	Fair Value	Technique	Inputs	Input Value
	($ in thousands)
At June 30, 2014:
Impaired loans	$23,639	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/discounted rates	0% - 100% / original note rate
Other real estate owned	$4,431	Discounted appraisals	Collateral discounts	8.00%-10.00%

At December 31, 2013:
Impaired loans	$27,205	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/discounted rates	0% - 100% / original note rate
Other real estate owned	2,329	Discounted appraisals	Collateral discounts	8.00%-10.00%

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only. The assumptions used in estimating the fair value of these financial instruments are detailed below:

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At June 30, 2014, there were no fair value adjustments related to $16,269,000 of securities held to maturity.

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

Trust preferred subordinated debt: The fair value of trust preferred debt was determined by discounting cash flows using a rate 300 basis points higher than the actual current rate over an estimated remaining term of 13 years in 2014 and 13.50 years in 2013. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 300 basis points higher when available. The Basel III capital guidelines allow for inclusion of trust preferred securities as Tier 1 capital for banks with less than $15 billion in assets.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at June 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2014
Financial Instruments - Assets
Investment securities held-to-maturity	$16,269	$16,476	$-	$16,476	$-
Net non-impaired loans held for investment	433,864	434,016	-	-	434,016

Financial Instruments - Liabilities
Time deposits	141,849	142,745	-	-	142,745
Trust preferred subordinated debt	10,310	7,502	-	-	7,502

December 31, 2013
Financial Instruments - Assets
Investment securities held-to-maturity	$14,810	$14,462	$-	$14,462	$-
Net non-impaired loans held for investment	409,219	411,871	-	-	411,871

Financial Instruments - Liabilities
Time deposits	151,216	152,710	-	-	152,710
Trust preferred subordinated debt	10,310	7,432	-	-	7,432

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

The Mortgage Division of the Company began hedging its governmental mortgage loans, primarily FHA and VA loans in October 2010 by selling mortgage backed securities on a forward basis. The forward sale mortgage- backed securities are later purchased or closed when mandatory loan sales are consummated for the related mortgages that are originated. The value of the estimated loan commitments and open hedges are marked to market through the income statement. Hedging was discontinued in the first quarter of 2013 due to economic reasons. There were no derivative instruments outstanding at June 30, 2014 or December 31, 2013.

The Company currently sells mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans are consummated at approximately the same time that optional commitments are given to borrowers to originate the loans. The table below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$49,301	$48,844	$457	$28,382	$28,185	$197

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the six months ended June 30, 2014 and 2013, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net gains (losses) resulting from changes in fair value	$260	$(934)

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

On January 15, 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force), to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if those conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Further, the decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. An entity that has used the effective yield method to account for its investments in qualified affordable housing project before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments will be effective for the Company on a retrospective basis for interim and annual reporting periods beginning January 1, 2015. Early adoption is permitted. The Company has a $3 million qualified affordable housing investment of which $908,000 has been amortized through non-interest income over the past few years. The amount of amortization, which reduced non-interest income, was $162,000 and $61,000 for the six months ending June 30, 2014 and 2013, respectively. Income tax credits which reduced income tax expense were $185,000 and $184,000 for the six months ending June 30, 2014 and 2013, respectively. Under the proportional amortization method, part of the amortization which has reduced non-interest income will be reclassified to increase income tax expense. The Company is currently evaluating the impact of the amendments on its consolidated financial statements.

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

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to June 30, 2014. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2014 and December 31, 2013, pre-approved but unused lines of credit for loans totaled approximately $163,616,000 and $159,756,000, respectively. In addition, we had $2,261,000 and $1,701,000 in standby letters of credit at June 30, 2014 and December 31, 2013, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

The Company leases land for its main office, four loan production offices, and two branch facilities under operating leases. Total future minimum lease payments, excluding renewal options, at June 30, 2014 under the leases are as follows:

Future Mininum Lease Payments at June 30, 2014
(in thousands)
Due in one year	$584
Due in Years 2 and 3	777
Due in Years 4 and 5	675
Due after Year 5	3,007
$5,043

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

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.
•	Changes in interest rates could reduce our net interest income.
•	Competitive pressures among financial institutions may increase.
•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged.
•	New products developed and new methods of delivering products could result in a reduction in our business and income.
•	Increases in interest rates, increases in warranty losses, or changes in the securitization of mortgages could negatively impact our mortgage banking income.
•	Adverse changes may occur in the securities market.
•	Technology fraud and related losses may become a major threat to banks of all sizes and to bank customers.
•	Local, state or federal taxing authorities may take tax positions that are adverse to us.
•	Unpredictable natural and other disasters could have an adverse effect on our operations or on the willingness of our customers to access our financial services.

Comparison of Financial Condition

Assets. Our total assets increased by $7.4 million, or 1.1%, from $661.8 million at December 31, 2013, to $669.2 million at June 30, 2014. During the six months ended June 30, 2014, cash and due from banks, interest-bearing deposits with banks, bank term deposits and investment securities decreased by $38.1 million while loans held-for-sale increased $20.9 million, and loans held for investment increased $20.6 million. Average loans held for investment have increased for the past four quarters which reverses a 3.5 year decline. Our mortgage division sells residential mortgage loans originated through other banks, brokers, our retail offices and four loan production offices. Originations for the first six months of 2014 were approximately $249 million compared to $573 million in first six months of 2013. The decline in originations in 2014 was due to a decrease in refinancing by borrowers due to higher interest rates and by severe weather in the first quarter of 2014. Although non-performing assets declined during the first six months of 2014, other real estate owned increased from $2.3 million at December 31, 2013 to $4.4 million at June 30, 2014 from the foreclosure of a golf course and various lots that secured a real estate loan that had been non-performing at December 31, 2013.

Liabilities. Total deposits decreased by $1.8 million, or 0.3%, from $579.1 million at December 31, 2013, to $577.3 million at June 30, 2014. Due to our strong liquidity, deposits were not promoted during 2014; however, we continue our focus on increasing noninterest bearing demand deposits which are more profitable than time deposits. Noninterest bearing demand deposits increased 8.2% from December 31, 2013 to $91.9 million at June 30, 2014 while time deposits decreased 6.2% during the first six months of 2014 to $141.8 million at June 30, 2014. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has historically been a goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB”) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements decreased $2.5 million and FHLB advances increased $9.9 million during the first six months of 2014. All of the increase in FHLB advances occurred near June 30, 2014 quarter end to fund loans held for sale. We had approximately $21.8 million in out-of-market time deposits from other institutions and $15.7 million in brokered deposits at June 30, 2014, a decrease of $4.0 million in these two types of accounts from December 31, 2013.

Stockholders’ Equity. Total stockholders’ equity increased $1.1 million at June 30, 2014 to $50.7 million from $49.6 million at December 31, 2013, due primarily to net income less preferred dividends paid and due to an increase in other comprehensive income.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and 2013

General. Net income was $750,000 and $1,470,000 for the second quarter of 2014 and 2013, respectively. Net income available to common stockholders was $503,000, or $0.15 per diluted share, for the three months ended June 30, 2014 compared to $1,164,000, or $0.34 per diluted share, for the three months ended June 30, 2013. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. Lower net income in 2014 resulted primarily from a 45% drop in residential mortgage loan originations and sales, and related fee income in our mortgage division and from a higher provision for loan losses. Our mortgage division incurred a net loss of $183,000 in the second quarter of 2014 compared to net income of $373,000 in the second quarter of 2013. The commercial/retail bank realized net income of $1,001,000 and $1,158,000 in the second quarter of 2014 and 2013, respectively. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. Economic conditions have gradually improved since 2011 in our primary markets as evidenced by decreasing loan charge-offs and impaired loans.

Net interest income. Net interest income of $5,643,000 for the three months ended June 30, 2014 increased $53,000 from the second quarter of 2013. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.74% in the second quarter of 2014 from 3.65% in the second quarter of 2013. The increase in the net yield on interest-earning assets resulted from a decline in yields on interest-bearing liabilities while yields on interest-earning assets remained stable. A shift in average balances from interest earning deposits that have the lowest asset yield to higher yielding investments and loans resulted in the stable yield on interest-earning assets. Without the shift in asset mix, the yield on interest-earning assets would have declined due to lower yields on all categories of earning assets except loans held for sale during the second quarter of 2014. Average non-interest bearing demand deposits which increased 15.2% in the second quarter of 2014 from the second quarter of 2013 are a major focus of the Bank. The increase in average non-interest bearing demand deposits contributed to the higher net yield. The five year compounded annual growth rate for non-interest bearing demand deposits was 23.7% as of December 31, 2013.

The table below provides an analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended June 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$41,361	$49	0.48%	$104,356	$67	0.26%
Non-taxable investments (2.)	18,693	204	4.38%	12,843	160	5.00%
Taxable investments	60,759	411	2.71%	35,384	260	2.95%
Loans held for sale	36,971	390	4.23%	51,685	476	3.69%
Loans (2.) (3.)	455,798	5,485	4.83%	423,587	5,646	5.35%
Interest-earning assets	613,582	6,539		627,855	6,609
Interest-earning assets			4.27%			4.27%

Non interest-earning assets	43,142			43,890

Total assets	$656,724			$671,745

Interest-bearing liabilities
Interest checking	$44,577	$8	0.07%	$41,688	$10	0.10%
Money market and savings	296,061	232	0.31%	294,869	266	0.36%
Time certificates and IRAs	144,088	407	1.13%	170,421	503	1.18%
Other borrowings	25,024	164	2.63%	25,308	187	2.96%
Total interest-bearing liabilities	509,750	811		532,286	966
Cost on average
Interest-bearing liabilities			0.64%			0.74%
Non-interest-bearing liabilities
Demand deposits	90,186			78,299
Other liabilities	6,393			6,666
Total non-interest-bearing liabilities	96,579			84,965
Total liabilities	606,329			617,251
Stockholders' equity	50,395			54,494
Total liabilities and equity	$656,724			$671,745
Net interest income		$5,728			$5,643
Net yield on average interest-earning assets			3.74%			3.65%
Interest rate spread			3.64%			3.53%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $346,000 and $100,000 for the three months ended June 30, 2014 and 2013, respectively. The amount of the provision for loan losses increased in 2014 primarily because of loan charge-offs related to the death of a borrower and another one related to a distressed golf course and development which was acquired through foreclosure. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $2,340,000 for the three months ended June 30, 2014, as compared to $4,206,000 for the three months ended June 30, 2013. Service charges increased $26,000, or 8.8%, based on increased commercial deposit services and related pricing. Mortgage banking income decreased $1,632,000, or 45.5% due to a decrease of approximately 45% in residential mortgage loan originations and related sales resulting from sharply lower refinances by borrowers. The mortgage division has recently hired account representatives in Texas and Florida in an effort to expand its footprint and increase originations. Approximately 84% of the mortgage division originations were from North Carolina and Virginia with ten other states accounting for the remainder of the originations during the first six months of 2014. Gain on the sale of investment securities decreased by $76,000 in the second quarter of 2014 to $94,000 from $170,000 in the second quarter of 2013. Other non-interest income declined $184,000 in the second quarter of 2014 due to a change in the amortization (expensing) of an investment in low income housing pursuant to new accounting guidance requiring amortization in proportion to the tax benefits received and due to a change in the sale of non-deposit investment products to customers. The amortization of the investment in low income housing which is a reduction in other non-interest income was $131,000 and $30,000 for the three months ended June 30, 2014 and 3013, respectively; however the related tax credits that reduced income tax expense was $92,000 in both periods. Sales of non-deposit investment products were $3,000 and $72,000 for the three months ended June 30, 2014 and 3013, respectively, as this service has now been contracted to a third party in 2014. The $3,000 income for 2014 represents income after all expenses are deducted while $72,000 in income for 2013 represents a gross number before salaries, benefits, and other operating expenses.

Non-interest expense. Total non-interest expense amounted to $6,712,000 and $7,534,000 for the three months ended June 30, 2014 and 2013, respectively. Salaries and employee benefits decreased $594,000, or 12.9%, from reductions in administrative positions in our mortgage division and from sharply lower incentive compensation in our mortgage division along with lower incentive compensation in our retail/commercial bank. The number of full-time equivalent employees decreased to 195 at June 30, 2014 from 215 at June 30, 2013. Foreclosed property expense declined $489,000, or 89.4% to $58,000 in the second quarter of 2014 due to decreased real estate impairment charges and lower expenses maintaining fewer real estate owned properties. Professional fees increased $191,000, or 53.8% in the second quarter of 2014 to $546,000 due primarily to legal fees involving several major loan collection efforts.

Income taxes. Income tax expense was $175,000, or 18.9% of income before income taxes, for the three month period ended June 30, 2014, as compared $692,000, or 32.0% of income before income taxes, for the three month period ended June 30, 2014. Tax credits and non-taxable income represented a larger percentage of income in the 2014 period which accounted for the lower income tax rate in 2014.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 and 2012

General. Net income was $1,015,000 and $3,188,000 for the six months ended June 30, 2014 and 2013, respectively. Net income available to common stockholders was $577,000, or $0.17 per diluted share, for the six months ended June 30, 2014 compared to $2,577,000, or $0.75 per diluted share, for the six months ended June 30, 2013. Lower net income in 2014 resulted primarily from lower net interest income, higher provision for loan losses, and lower mortgage banking income.

Net interest income. Net interest income of $11,201,000 for the six months ended June 30, 2014 decreased $452,000 from the six months ended June 30, 2013 due to a decrease in the net yield on interest earning assets. The net yield on interest earning assets, adjusted to a fully taxable basis, decreased to 3.72% in the first half of 2014 from 3.77% in the first half of 2013 due to a greater decline in the yield on interest-earning assets than the yield on interest-bearing liabilities. Average assets and liabilities contracted in the first half of 2014 from the first half of 2013 which also negatively impacted net interest income in 2014. Offsetting some of the negative trends was an increase in non-interest bearing demand deposits and lower non-earning assets.

The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2014 and 2013.

Net Interest Income and Average Balance Analysis

	For the Six Months Ended June 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits	$51,688	$109	0.43%	$75,115	$85	0.23%
Non-taxable investments (2.)	18,715	417	4.49%	12,149	319	5.29%
Taxable investments	61,008	831	2.75%	33,278	508	3.08%
Loans held for sale	29,020	601	4.18%	71,651	1,264	3.56%
Loans (2.) (3.)	454,923	11,028	4.89%	436,573	11,577	5.35%
Interest-earning assets	615,354	12,986		628,766	13,753
Interest-earning assets			4.26%			4.41%

Non interest-earning assets	41,984			46,275

Total assets	$657,338			$675,041

Interest-bearing liabilities
Interest checking	$43,918	$16	0.07%	$41,411	$23	0.11%
Money market and savings	296,360	460	0.31%	296,404	573	0.39%
Time certificates and IRAs	146,311	825	1.14%	171,940	1,023	1.20%
Other borrowings	25,117	328	2.63%	26,518	375	2.85%
Total interest-bearing liabilities	511,706	1,629		536,273	1,994
Cost on average
Interest-bearing liabilities			0.64%			0.75%
Non-interest-bearing liabilities
Demand deposits	88,899			77,629
Other liabilities	6,564			6,630
Total non-interest-bearing
liabilities	95,463			84,259
Total liabilities	607,169			620,532
Stockholders' equity	50,169			54,509
Total liabilities and equity	$657,338			$675,041
Net interest income		$11,357			$11,759
Net yield on average interest-earning assets			3.72%			3.77%
Interest rate spread			3.61%			3.66%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $1,116,000 and $500,000 for the six months ended June 30, 2014 and 2013, respectively. The amount of the provision for loan losses increased in 2014 primarily because of additional impairments on three loan relationships involving the death of a borrower, the foreclosure of a golf course and related development, and the closing of an industrial operation. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income declined to $4,090,000 for the six months ended June 30, 2014 from $8,520,000 for the six months ended June 30, 2013. The decrease in 2014 resulted primarily from a decline in mortgage banking income of $4,194,000 to $3,287,000 for the six months ended June 30, 2014. Other non-interest income also declined for the six months ended June 30, 2014 for the same reasons previously disclosed for the three months ended June 30, 2014 related to amortization of an investment in low income housing and to outsourcing the sale of non-deposit investment products.

Non-interest expense. Total non-interest expense amounted to $13,047,000 and $14,916,000 for the six months ended June 30, 2014 and 2013, respectively. Salaries and employee benefits decreased $1,507,000, or 16.1%, from reductions in administrative positions in our mortgage division and from sharply lower incentive compensation in our mortgage division along with lower incentive compensation in our retail/commercial bank. The number of full-time equivalent employees decreased to 195 at June 30, 2014 from 215 at June 30, 2013. Foreclosed property expense declined $715,000, or 81.4% to $163,000 in the first half of 2014 due to decreased real estate impairment charges and lower expenses maintaining fewer real estate owned properties. Professional fees increased $463,000, or 85.6% in the 2014 period to $1,004,000, primarily for legal fees involving several major loan collection efforts.

Income taxes. Income tax expense was $113,000, or 10.0% of income before income taxes, for the six months ended June 30, 2014, compared to $1,569,000, or 33.0% of income before income taxes, for the six months ended June 30, 2013. Tax credits and non-taxable income represented a larger percentage of income in the 2014 period which accounted for the lower income tax rate in 2014.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $16,866,000 at June 30, 2014, compared to $19,060,000 at December 31, 2013. Non-performing assets, as a percentage of total assets, was 2.52% at June 30, 2014, compared to 2.88% at December 31, 2013. There were no loans 90 days or more past due and still accruing interest at June 30, 2014 and December 31, 2013, respectively. Other real estate owned increased to $4,431,000 at June 30, 2014 from $2,329,000 at December 31, 2013, primarily from the foreclosure of a golf course and lots in the second quarter of 2014. Non-performing assets have declined substantially from 2010 and 2011 due to success in disposing of problem loans and assets, from reduction in new additions to non-performing assets, and from an improved economy. Impaired but still performing loans were $12,609,000 and $12,537,000 at June 30, 2014 and December 31, 2013, respectively.

Loans are graded according to an internal loan rating classification system, and “criticized loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Criticized loans decreased to $20,114,000 at June 30, 2014 from $26,209,000 at December 31, 2013 and $37,820,000 at December 31, 2012 due to continuing efforts to improve asset quality. Loan rating classification information is detailed in Note K to the consolidated financial statements as of June 30, 2014.

The decrease in criticized loans in 2014 and 2013 from 2012 resulted from success in disposing of problem loans, from reduction in new additions to criticized loans as a result of an improved credit culture, and from an improving economy. The economic conditions in our primary markets in North Carolina, have improved as evidenced by a drop in the unemployment rate. The seasonally adjusted unemployment rate in North Carolina decreased to 6.4% in June 2014 from 8.3% in June 2013. North Carolina’s seasonally adjusted unemployment rate of 6.4% compares to 6.1% for the United States which declined from 7.5% at June 2013. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Real estate prices have improved in our markets but are still lower than in 2008 in many areas.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, decreased to $1,405,000 at June 30, 2014 from $2,063,000 at December 31, 2013, and impaired loans decreased to $25,044,000 at June 30, 2014 from $29,268,000 at December 31, 2013. The specific portion of our allowance relating to impaired loans decreased in 2014 primarily because of greater loan charge-offs of impaired allowances in 2014 than 2013. The general portion of our allowance for loan losses increased to $5,798,000 on non-impaired loans of $439,662,000 at June 30, 2014 from $5,600,000 on non-impaired loans of $414,819,000 at December 31, 2013. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.10% on loans for purchasing or carrying securities to 2.52% on construction and development loans, to categories of non-impaired loans at each period end. We have used the latest twelve quarters to determine the estimated loss ratios inherent in the loan portfolio since 2012. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as the changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses, including a minor unallocated allowance, was $724,000 and $708,000 at June 30, 2014 and December 31, 2013, respectively.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $1,576,000 for the six months ended June 30, 2014 compared to $590,000 for the same period in 2013.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, bank term deposits, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first six months of 2014, our levels of short-term liquidity decreased due to growth in loans and investment securities and a small decrease in deposits. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, decreased to $26.2 million at June 30, 2014 from $64.9 million at December 31, 2013. The decline in short-term liquidity at June 30, 2014 assisted our efforts to improve our net interest margin. Our current liquidity levels are near historical peaks and are adequate to meet our anticipated future needs. We also have substantial secondary sources of liquidity in the form of unused secured lines of credit from the FHLB and the Federal Reserve of approximately $168 million at June 30, 2014.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a material adverse effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Capital ratios for Carolina Bank were as follows at June 30, 2014 and December 31, 2013, respectively: Tier 1 leverage – 9.07%, 8.86%; Tier 1 risk-based – 10.81%, 11.19%; Total risk-based – 13.41%, 13.85%. As of June 30, 2014 and December 31, 2013, our levels of capital exceeded all applicable published regulatory requirements.

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

Interest Rate Sensitivity

Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Prior to 2010, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2010, we set our Carolina Bank prime at 4.50% when the Wall Street Journal Prime declined to 3.25% with the expectation that the Carolina Bank prime would not rise again until the Wall Street Journal Prime exceeded 4.50%. Our simulation analysis as of June 30, 2014 indicates that our net interest margin will decline approximately 3.75% in one year, if interest rates rise gradually 1% over a one year time period, and will decline 7.4% over a one year time period if interest rates rise gradually 4% over a one year time period. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is a reason for the potential decline in net interest income as the Wall Street Journal Prime increases. We have also increased our fixed rate loans and investments in recent quarters, and customers have shown an increased preference for short-term deposits over the past few years, all of which have increased our risk to higher interest rates.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2014. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2014, in XBRL (eXetensible Business Reporting Language). *

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

Carolina Bank Holdings, Inc.

Date: August 13, 2014	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: August 13, 2014	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2014, in XBRL (eXetensible Business Reporting Language).

