Form 10-Q
period 2014-09-30
CAROLINA BANK HOLDINGS INC
filed 2014-11-14
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

There were 3,434,680 shares of the Issuer’s common stock, $1.00 par value, outstanding as of November 13, 2014.

CAROLINA BANK HOLDINGS, INC.

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$7,484	$6,037
Interest-bearing deposits with banks	20,426	58,859
Bank term deposits	13,359	11,118
Securities available-for-sale, at fair value	56,090	62,016
Securities held-to-maturity (fair values of $16,047 in 2014 and $14,462 in 2013)	15,928	14,810
Loans held for sale	43,950	28,382
Loans	470,782	444,087
Less allowance for loan losses	(6,546)	(7,663)
Net loans	464,236	436,424
Premises and equipment, net	18,582	18,261
Other real estate owned	5,587	2,329
Bank-owned life insurance	11,393	11,129
Other assets	11,994	12,442
Total assets	$669,029	$661,807

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$93,832	$84,911
NOW, money market and savings	343,107	342,970
Time	150,001	151,216
Total deposits	586,940	579,097

Advances from the Federal Home Loan Bank	2,810	2,885
Securities sold under agreements to repurchase	-	3,032
Subordinated debentures	19,610	19,610
Other liabilities and accrued expenses	8,317	7,579
Total liabilities	617,677	612,203

Commitments and contingencies - Note O
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 10,994 shares	10,994	10,994
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,434,680 in 2014 and 3,428,776 in 2013	3,435	3,429
Additional paid-in capital	16,295	16,226
Retained earnings	19,677	18,336
Stock in directors' rabbi trust	(1,384)	(1,347)
Directors' deferred fees obligation	1,384	1,347
Accumulated other comprehensive income	951	619
Total stockholders’ equity	51,352	49,604
Total liabilities and stockholders’ equity	$669,029	$661,807

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Interest income
Loans	$6,139	$5,659	$17,751	$18,500
Investment securities, taxable	385	323	1,216	831
Investment securities, non taxable	131	137	409	350
Interest from deposits in banks	41	91	150	176
Total interest income	6,696	6,210	19,526	19,857

Interest expense
NOW, money market, savings	240	260	716	856
Time deposits	396	469	1,221	1,492
Other borrowed funds	168	179	496	554
Total interest expense	804	908	2,433	2,902

Net interest income	5,892	5,302	17,093	16,955
Provision for loan losses	270	600	1,386	1,100
Net interest income after provision for loan losses	5,622	4,702	15,707	15,855
Non-interest income
Service charges	320	301	940	848
Mortgage banking income	2,114	2,413	5,401	9,894
Gain on sale of investment securities available-for-sale	113	80	256	272
Other	55	111	95	411
Total non-interest income	2,602	2,905	6,692	11,425

Non-interest expense
Salaries and benefits	4,522	4,003	12,373	13,361
Occupancy and equipment	767	742	2,321	2,236
Foreclosed property expense	11	84	174	962
Professional fees	403	385	1,407	926
Outside data processing	274	189	800	643
FDIC insurance	132	135	399	383
Advertising and promotion	222	162	716	653
Stationery, printing and supplies	148	144	426	478
Other	350	385	1,260	1,503
Total non-interest expense	6,829	6,229	19,876	21,145

Income before income taxes	1,395	1,378	2,523	6,135
Income tax expense	383	355	496	1,924
Net income	1,012	1,023	2,027	4,211
Dividends and accretion on preferred stock	248	247	686	858
Net income available to common stockholders	$764	$776	$1,341	$3,353
Net income per common share
Basic	$0.22	$0.23	$0.39	$0.98
Diluted	$0.22	$0.23	$0.39	$0.98

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Net income	$1,012	$1,023	$2,027	$4,211

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	(102)	417	759	(770)
Tax effect	35	(142)	(258)	262
Reclassification of gains recognized in net income	(113)	(80)	(256)	(272)
Tax effect	38	27	87	92
	(142)	222	332	(688)

Comprehensive income	$870	$1,245	$2,359	$3,523

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

Nine months ended September 30, 2014 and 2013

						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2013	$10,994	$3,429	$-	$16,226	$18,336	$(1,347)	$1,347	$619	$49,604

Net income	-	-	-	-	2,027	-	-	-	2,027
Other comprehensive income, net of tax	-	-	-	-	-	-	-	332	332
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(37)	37	-	-
Stock options exercised	-	6	-	47	-	-	-	-	53
Stock options expensed	-	-	-	22	-	-	-	-	22
Preferred stock dividends	-	-	-	-	(686)	-	-	-	(686)

Balance, September 30, 2014	$10,994	$3,435	$-	$16,295	$19,677	$(1,384)	$1,384	$951	$51,352

Balance, December 31, 2012	$15,573	$3,387	$1,841	$15,906	$15,408	$(1,050)	$1,050	$1,747	$53,862

Net income	-	-	-	-	4,211	-	-	-	4,211
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(688)	(688)
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(207)	207	-	-
Stock options exercised	-	42	-	287	-	-	-	-	329
Repurchase of warrant	-	-	(1,841)	41	-	-	-	-	(1,800)
Repurchase of preferred stock	(4,950)	-	-	(8)	-	-	-	-	(4,958)
Accretion of preferred stock discount	285	-	-	-	(285)	-	-	-	-
Preferred stock dividends	-	-	-	-	(573)	-	-	-	(573)

Balance, September 30, 2013	$10,908	$3,429	$-	$16,226	$18,761	$(1,257)	$1,257	$1,059	$50,383

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months
	Ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$2,027	$4,211
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	1,386	1,100
Depreciation	659	632
Increase in cash surrender value of bank-owned life insurance	(264)	(274)
Deferred income taxes	304	1,758
Stock based compensation expense	22	-
Amortization (accretion), net	87	(25)
Amortization of subordinated debt discount	-	47
(Increase) decrease in fair value of loans held for sale	(221)	1,172
Gain on sale of other real estate owned	(129)	(42)
Gain on sale of investments	(256)	(272)
Gain on sale of loans held for sale	(5,291)	(11,459)
Impairment of other real estate owned	152	632
Proceeds from sale of loans held for sale	401,229	874,435
Originations of loans held for sale	(411,285)	(760,978)
(Increase) decrease in other assets	(27)	3,209
Increase (decrease) in other liabilities and accrued expenses	684	(1,249)
Net cash provided by (used for) operating activities	(10,923)	112,897

Cash flows from investing activities
Increase in bank term deposits	(2,241)	(6,894)
Purchases of investment securities available-for-sale	(5,171)	(24,185)
Purchases of investment securities held-to-maturity	(2,015)	(12,168)
Maturities and calls of securities available-for-sale	2,093	534
Maturities and calls of securities held-to-maturity	293	53
Repayments from mortgage-backed securities available-for-sale	2,407	1,560
Repayments from mortgage-backed securities held-to-maturity	515	129
Net (increase) decrease in loans	(33,578)	26,029
Proceeds from sales of investment securities	7,358	1,886
Improvements to other real estate owned	(872)	(155)
Purchases of premises and equipment	(980)	(116)
Proceeds from sales of other real estate owned	1,971	3,679
Net cash used for investing activities	(30,220)	(9,648)

Cash flows from financing activities
Net increase (decrease) in deposits	7,843	(6,431)
Net decrease in Federal Home Loan Advances	(75)	(13,072)
Increase (decrease) in securities sold under agreements to repurchase	(3,032)	1,000
Proceeds from exercise of stock options	53	329
Repurchase of common stock warrants	-	(1,800)
Repurchase of preferred stock	-	(4,958)
Preferred stock dividends paid	(632)	(1,424)
Net cash provided by (used for) financing activities	4,157	(26,356)

Net increase (decrease) in cash and cash equivalents	(36,986)	76,893
Cash and cash equivalents at beginning of period	64,896	15,099
Cash and cash equivalents at end of period	$27,910	$91,992

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,438	$2,939
Cash paid during the period for income taxes	$5	$821
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$4,380	$1,620
Accretion of preferred stock discount	$-	$285
Change in unrealized gains (losses) on securities available-for-sale, net of tax	$332	$(688)

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth counties of North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has four locations in Greensboro and an office in Asheboro, Burlington, High Point and Winston-Salem. In addition, the Bank has a second office under construction in Winston-Salem with an estimated opening date in the first quarter of 2015. All banking offices are in the Piedmont Triad region of North Carolina. A wholesale mortgage division is located at the Greensboro corporate headquarters, and mortgage loan production offices are located in Burlington, Chapel Hill, Pinehurst, Raleigh, and Sanford.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The Bank also owns two limited liability companies for the purpose of holding foreclosed real estate, the assets and operations of which are consolidated into Carolina Bank and included herein. All significant inter-company and intra-company transactions and balances have been eliminated.

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for future annual periods.

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

Note E - Stock compensation plans

The Company’s shareholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors (Director Plan) and two incentive stock option plans for management and employees (Employee Plans). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock were reserved for issuance under the terms of the Omnibus Plan, and 490,000 shares remain outstanding at September 30, 2014.

The fair value of employee plan stock options granted in July 2014 was $22,000 and was expensed in the third quarter of 2014. There was $22,000 and $0 in compensation expense in the nine months ending September 30, 2014 and 2013, respectively, related to stock options. At September 30, 2014, there was no unrecognized compensation cost related to unvested share-based compensation.

5,904 shares of common stock were issued in the first nine months of 2014 as a result of the exercise of incentive stock options.

Note F - Earnings per common share

Earnings per common share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the three and nine months ended September 30, 2014 and 2013, basic earnings per common share has been computed based upon the weighted average common shares outstanding as shown below.

The only potential issuances of Company stock are stock options granted to various officers of the Bank.

The following is a summary of the diluted earnings per common share calculation for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net income available to common stockholders	$764	$776	$1,341	$3,353

Weighted average outstanding shares - basic	3,432	3,424	3,430	3,405
Dilutive effect of stock options	-	11	3	18
Weighted average shares - diluted	3,432	3,435	3,433	3,423

Diluted net income per share	$0.22	$0.23	$0.39	$0.98

For the three months ended September 30, 2014 and 2013, there were stock options covering 61,620 and 32,070 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and common stock warrants

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock was accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount was $0 and $75,000 for the three months ended September 30, 2014 and 2013, respectively, and was $0 and $285,000 for the first nine months of 2014 and 2013, respectively. Dividends at 5% per annum were payable quarterly for the first five years; the dividend increased to 9% per annum after the fifth year effective February 16, 2014.

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

Note H – Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to accounting principles governing Consolidated Variable Interest Entities. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under current Federal Reserve Board guidelines. The Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated trust preferred securities as an element of Tier 1 capital for certain institutions. However, bank holding companies with assets of less than $15 billion as of December 31, 2009, are permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part at any time.

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes qualify as Tier 2 capital for the Bank, subject to a 20% reduction per year which began on October 1, 2013 and continues each year thereafter until maturity. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or in part subject to regulatory approval, beginning September 30, 2013. The expenses of the offering of $373,000 were capitalized at issuance and were amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of creditors and general creditors.

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

Financial performance, reflective of inter-company and intra-company eliminations, for the three and nine months ended September 30, 2014 and 2013, and selected balance sheet information, reflective of inter-company eliminations, at September 30, 2014 and 2013 for each segment is as follows:

	Three months ended September 30, 2014				Three months ended September 30, 2013
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$6,194	$500	$2	$6,696	$5,849	$360	$1	$6,210
Interest expense	243	503	58	804	488	360	60	908
Net interest income (loss)	5,951	(3)	(56)	5,892	5,361	-	(59)	5,302
Provision for loan losses	270	-	-	270	600	-	-	600
Net interest income (loss) after provision for loan losses	5,681	(3)	(56)	5,622	4,761	-	(59)	4,702
Non-interest income	487	2,115	-	2,602	495	2,410	-	2,905
Non-interest expense	4,458	2,370	1	6,829	3,755	2,450	24	6,229
Income (loss) before income taxes	1,710	(258)	(57)	1,395	1,501	(40)	(83)	1,378
Income tax (benefit) expense	501	(98)	(20)	383	402	(19)	(28)	355
Net income (loss)	$1,209	$(160)	$(37)	$1,012	$1,099	$(21)	$(55)	$1,023

	Nine months ended September 30, 2014				Nine months ended September 30, 2013
	Commercial/Retail	Mortgage	Holding		Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$18,420	$1,101	$5	$19,526	$18,228	$1,624	$5	$19,857
Interest expense	1,157	1,102	174	2,433	1,098	1,625	179	2,902
Net interest income (loss)	17,263	(1)	(169)	17,093	17,130	(1)	(174)	16,955
Provision for loan losses	1,386	-	-	1,386	1,100	-	-	1,100
Net interest income (loss) after provision for loan losses	15,877	(1)	(169)	15,707	16,030	(1)	(174)	15,855
Non-interest income	1,292	5,400	-	6,692	1,536	9,889	-	11,425
Non-interest expense	13,150	6,650	76	19,876	12,830	8,166	149	21,145
Income (loss) before income taxes	4,019	(1,251)	(245)	2,523	4,736	1,722	(323)	6,135
Income tax (benefit) expense	1,053	(473)	(84)	496	1,351	683	(110)	1,924
Net income (loss)	$2,966	$(778)	$(161)	$2,027	$3,385	$1,039	$(213)	$4,211

Total assets	$623,836	$44,791	$402	$669,029	$637,852	$29,543	$438	$667,833
Net loans	464,236	43,950	-	508,186	423,035	28,592	-	451,627
Equity	2,966	(778)	49,164	51,352	3,385	1,039	45,959	50,383

The Mortgage Division experienced strong growth in originations from 2007 through 2012 due to low interest rates and due to the acquisition of a retail loan production office in July of 2010. Originations decreased after the increase in mortgage rates in the second quarter of 2013 which curtailed much of the refinancing by borrowers that had dominated earlier periods. Loan originations dropped approximately 46% in the first nine months of 2014 from the first nine months of 2013. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty provisions and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $40,000 and $84,000 for the three months ended September 30, 2014 and 2013, respectively, and were $111,000 and $393,000 for the nine months ended September 30, 2014 and 2013, respectively. The warranty liability, which is available to fund future warranty claims, was $1,417,000 and $1,401,000 at September 30, 2014 and December 31, 2013, respectively. Fourteen warranty claims or losses and four fair value adjustments from repurchases totaling $1,036,000 have been incurred since establishment of the mortgage division in 2007. All claims or losses pertain to originations made in 2008 and 2009. In addition, seven loans with a total current carrying balance, including fair value loss adjustments recorded when transferred, of $1,484,000 have been repurchased and are included in loans held for investment. One loan with a current principal balance of $199,000 and fair value of $174,000 has been repurchased and is included in loans held for sale at fair value.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
September 30, 2014

Available-for-sale
Municipal securities	$19,829	$845	$145	$20,529
FNMA, FHLMC, and GNMA mortgage-backed securities	19,149	475	8	19,616
Corporate securities	13,780	210	8	13,982
Asset-backed securities	1,847	43	-	1,890
Unrestricted stock	42	31	-	73
	$54,647	$1,604	$161	$56,090

Held-to-maturity
Municipal securities	$7,838	$157	$46	$7,949
FNMA mortgage-backed securities	6,113	16	62	6,067
Asset-backed securities	1,977	54	-	2,031
	$15,928	$227	$108	$16,047

December 31, 2013

Available-for-sale
Municipal securities	$23,395	$705	$491	$23,609
FNMA, FHLMC, and GNMA mortgage-backed securities	20,479	548	65	20,962
Corporate securities	15,147	222	63	15,306
Asset-backed securities	2,015	45	-	2,060
Unrestricted stock	42	37	-	79
	$61,078	$1,557	$619	$62,016

Held-to-maturity
Municipal securities	$8,178	$-	$180	$7,998
FNMA mortgage-backed securities	6,632	-	168	6,464
	$14,810	$-	$348	$14,462

The scheduled maturities of debt securities at September 30, 2014 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$1,998	$2,000	$214	$216	$2,212	$2,216
Due from one to five years	10,353	10,631	12,588	12,960	22,941	23,591
Due from five to ten years	11,114	11,544	8,060	8,196	19,174	19,740
Over ten years	10,144	10,336	134	134	10,278	10,470
	$33,609	$34,511	$20,996	$21,506	$54,605	$56,017
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	1,663	1,680	1,663	1,680
Due from five to ten years	4,467	4,559	4,450	4,387	8,917	8,946
Over ten years	5,348	5,421	-	-	5,348	5,421
	$9,815	$9,980	$6,113	$6,067	$15,928	$16,047

The Company sold several mortgage-backed securities, three municipal securities, and an asset-backed security with total book values of $7,102,000 at gains of $256,000 during the first nine months of 2014. Sales of mortgage-backed securities and a municipal security with total book values of $1,614,000 generated investment gains of $272,000 in the first nine months of 2013.

Securities with a carrying value of approximately $27,872,000 and $4,622,000 were pledged to secure retail repurchase agreements and certain deposits at September 30, 2014 and December 31, 2013, respectively.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At September 30, 2014, one corporate debt security with $971,000 in fair value, two mortgage-backed securities with $6,162,000 in fair value, and seven municipal securities with $7,270,000 in fair value had total unrealized losses of $269,000. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

Information pertaining to securities with gross unrealized losses at September 30, 2014 and December 31, 2013, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
September 30, 2014:
Municipal securities	3	$4,194	$117	4	$3,076	$74	7	$7,270	$191
FNMA and FHLMC mortgage-backed securities	-	-	-	2	6,162	70	2	$6,162	$70
Corporate securities	-	-	-	1	971	8	1	971	8
Total	3	$4,194	$117	7	$10,209	$152	10	$14,403	$269

December 31, 2013:
Municipal securities	15	$18,585	$620	1	$541	$51	16	$19,126	$671
FNMA and FHLMC mortgage-backed securities	4	10,024	233	-	-	-	4	10,024	233
Corporate securities	4	3,919	55	1	492	8	5	4,411	63
Total	23	$32,528	$908	2	$1,033	$59	25	$33,561	$967

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first nine months of 2014 and 2013 and related asset balances at September 30, 2014 and December 31, 2013 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2014
Beginning of year balance	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Provision for loan losses	(183)	438	224	229	492	105	81	1,386
Charge-offs	(22)	(837)	(244)	(106)	(1,608)	(100)	-	(2,917)
Recoveries	-	32	2	11	364	5	-	414
Balance at September 30,	$1,254	$2,197	$562	$606	$1,810	$27	$90	$6,546
2013
Beginning of year balance	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Provision for loan losses	(513)	2,490	102	(450)	1,916	(67)	(28)	3,450
Charge-offs	(418)	(4,000)	(133)	(97)	(1,703)	(81)	-	(6,432)
Recoveries	41	6	2	156	464	32	-	701
Balance at December 31,	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663

Balances at September 30, 2014
Allowance for loan losses:
Balance at September 30,	$1,254	$2,197	$562	$606	$1,810	$27	$90	$6,546
Ending balance individually evaluated for impairment	$-	$341	$24	$292	$336	$-	$-	$993
Ending balance collectively evaluated for impairment	$1,254	$1,856	$538	$314	$1,474	$27	$90	$5,553
Loans Outstanding:
Balance at September 30,	$70,215	$220,387	$69,044	$50,516	$58,215	$2,405	$-	$470,782
Ending balance individually evaluated for impairment	$1,377	$13,066	$619	$6,097	$1,386	$-	$-	$22,545
Ending balance collectively evaluated for impairment	$68,838	$207,321	$68,425	$44,419	$56,829	$2,405	$-	$448,237

Balances at December 31, 2013
Allowance for loan losses:
Balance at December 31,	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Ending balance individually evaluated for impairment	$-	$541	$24	$102	$1,396	$-	$-	$2,063
Ending balance collectively evaluated for impairment	$1,459	$2,023	$556	$370	$1,166	$17	$9	$5,600
Loans Outstanding:
Balance at December 31,	$50,397	$212,272	$66,926	$54,115	$55,504	$4,873	$-	$444,087
Ending balance individually evaluated for impairment	$1,800	$17,633	$554	$5,466	$3,815	$-	$-	$29,268
Ending balance collectively evaluated for impairment	$48,597	$194,639	$66,372	$48,649	$51,689	$4,873	$-	$414,819

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

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At September 30, 2014
Real Estate Loans:
Construction & development	$-	$-	$1,298	$1,298	$68,917	$70,215	$-
Commercial real estate	-	-	5,262	5,262	215,125	220,387	-
Home equity lines	98	-	360	458	68,586	69,044	-
Residential real estate	44	80	2,464	2,588	47,928	50,516	-
Total real estate	142	80	9,384	9,606	400,556	410,162	-
Commercial & industrial	-	-	964	964	57,251	58,215	-
Consumer & other	53	-	-	53	2,352	2,405	-
Total loans	$195	$80	$10,348	$10,623	$460,159	$470,782	$-

At December 31, 2013
Real Estate Loans:
Construction & development	$-	$-	$1,695	$1,695	$48,702	$50,397	$-
Commercial real estate	222	-	9,067	9,289	202,983	212,272	-
Home equity lines	60	-	402	462	66,464	66,926	-
Residential real estate	750	100	2,153	3,003	51,112	54,115	-
Total real estate	1,032	100	13,317	14,449	369,261	383,710	-
Commercial & industrial	9	-	3,414	3,423	52,081	55,504	-
Consumer & other	-	-	-	-	4,873	4,873	-
Total loans	$1,041	$100	$16,731	$17,872	$426,215	$444,087	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At September 30, 2014 and December 31, 2013, the total recorded investment in impaired loans amounted to approximately $22,545,000 and $29,268,000, respectively. Of these impaired loans, $10,348,000 and $16,731,000 were on non-accrual at September 30, 2014 and December 31, 2013, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
September 30, 2014	(in thousands)
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,377	$1,377	$-	$1,262	$4
Commercial real estate	9,398	12,500	-	12,638	402
Home equity lines	428	633	-	633	20
Residential real estate	4,625	4,891	-	4,950	154
Total real estate	15,828	19,401	-	19,483	580
Commercial & industrial	203	600	-	600	-
Consumer & other	-	-	-	-	-
Total loans	16,031	20,001	-	20,083	580
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	3,668	3,904	341	3,943	128
Home equity lines	191	245	24	245	10
Residential real estate	1,472	1,584	292	1,620	54
Total real estate	5,331	5,733	657	5,808	192
Commercial & industrial	1,183	2,086	336	2,118	19
Consumer & other	-	-	-	-	-
Total loans	6,514	7,819	993	7,926	211
Total impaired loans	$22,545	$27,820	$993	$28,009	$791

December 31, 2013
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,800	$2,101	$-	$2,101	$48
Commercial real estate	13,247	16,943	-	18,001	646
Home equity lines	353	548	-	549	23
Residential real estate	3,654	3,914	-	4,099	210
Total real estate	19,054	23,506	-	24,750	927
Commercial & industrial	1,850	2,950	-	3,071	97
Consumer & other	-	25	-	25	1
Total loans	20,904	26,481	-	27,846	1,025
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	4,386	4,619	541	4,679	206
Home equity lines	201	245	24	245	14
Residential real estate	1,812	1,878	102	1,928	79
Total real estate	6,399	6,742	667	6,852	299
Commercial & industrial	1,965	2,443	1,396	2,556	82
Consumer & other	-	-	-	-	-
Total loans	8,364	9,185	2,063	9,408	381
Total impaired loans	$29,268	$35,666	$2,063	$37,254	$1,406

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(in thousands)
Real Estate Loans:
Construction & development	$1,298	$1,695
Commercial real estate	5,262	9,067
Home equity lines	360	402
Residential real estate	2,464	2,153
Total real estate	9,384	13,317
Commercial & industrial	964	3,414
Consumer & other	-	-
Total loans	$10,348	$16,731

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing
•	Criticized - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at September 30, 2014 and December 31, 2013
	Construction & Development		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2014	2013	2014	2013	2014	2013
	(in thousands)
Pass	$68,488	$47,826	$205,129	$193,183	$67,546	$65,429
Special Mention	429	881	5,512	4,035	41	113
Criticized	1,298	1,690	9,746	15,054	1,457	1,384
TOTAL	$70,215	$50,397	$220,387	$212,272	$69,044	$66,926

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2014	2013	2014	2013	2014	2013
	(in thousands)
Pass	$43,794	$48,838	$56,828	$51,639	$2,405	$4,870
Special Mention	2,762	979	33	82	-	3
Criticized	3,960	4,298	1,354	3,783	-	-
TOTAL	$50,516	$54,115	$58,215	$55,504	$2,405	$4,873

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

There was $148,000 of available commitments for troubled debt restructurings outstanding at September 30, 2014.

The following tables present troubled debt restructurings as of September 30, 2014 and December 31, 2013:

	Troubled Debt Restructurings
	September 30, 2014
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$79	5	$1,298	6	$1,377
Commercial real estate	12	7,421	4	2,453	16	9,874
Home equity lines	0	-	0	-	0	-
Residential real estate	10	1,961	5	927	15	2,888
Total real estate	23	9,461	14	4,678	37	14,139
Commercial & industrial	2	422	2	11	4	433
Consumer & other	0	-	0	-	0	-
Total loans	25	$9,883	16	$4,689	41	$14,572

	December 31, 2013
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$105	6	$1,111	7	$1,216
Commercial real estate	12	7,783	6	2,860	18	10,643
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,103	2	246	13	2,349
Total real estate	24	9,991	14	4,217	38	14,208
Commercial & industrial	2	390	2	432	4	822
Consumer & other	0	-	0	-	0	-
Total loans	26	$10,381	16	$4,649	42	$15,030

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

The following tables present newly restructured loans that occurred during the three months ended September 30, 2014 and 2013, respectively:

	New Troubled Debt Restructurings
	Three Months Ended September 30, 2014
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$-	0	$-	1	$-
Residential real estate	0	-	0	-	1	234	0	-	1	234
Total real estate	0	-	0	-	2	234	0	-	2	234
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	2	$234	0	$-	2	$234

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$156	0	$-	1	$156
Residential real estate	0	-	0	-	1	231	0	-	1	231
Total real estate	0	-	0	-	2	387	0	-	2	387
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	2	$387	0	$-	2	$387

	Three Months Ended September 30, 2013
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	2	$-	0	$-	2	$-
Commercial real estate	0	-	0	-	1	527	0	-	1	527
Residential real estate	0	-	0	-	1	244	0	-	1	244
Total real estate	0	-	0	-	4	771	0	-	4	771
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	4	$771	0	$-	4	$771

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	2	$525	0	$-	2	$525
Commercial real estate	0	-	0	-	1	527	0	-	1	527
Residential real estate	0	-	0	-	1	244	0	-	1	244
Total real estate	0	-	0	-	4	1,296	0	-	4	1,296
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	4	$1,296	0	$-	4	$1,296

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2014 and 2013, respectively:

	New Troubled Debt Restructurings
	Nine Months Ended September 30, 2014
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$-	0	$-	1	$-
Residential real estate	0	-	1	410	1	234	0	-	2	644
Total real estate	0	-	1	410	2	234	0	-	3	644
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	1	$410	2	$234	0	$-	3	$644

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	1	$156	0	$-	1	$156
Residential real estate	0	-	1	403	1	231	0	-	2	634
Total real estate	0	-	1	403	2	387	0	-	3	790
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	1	$403	2	$387	0	$-	3	$790

	Nine Months Ended September 30, 2013
Real Estate Loans:
Construction & development	0	$-	0	$-	4	$-	0	$-	4	$-
Commercial real estate	0	-	0	-	1	527	0	-	1	527
Residential real estate	0	-	0	-	1	244	0	-	1	244
Total real estate	0	-	0	-	6	771	0	-	6	771
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	6	$771	0	$-	6	$771

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	4	$869	0	$-	4	$869
Commercial real estate	0	-	0	-	1	527	0	-	1	527
Residential real estate	0	-	0	-	1	244	0	-	1	244
Total real estate	0	-	0	-	6	1,640	0	-	6	1,640
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	6	$1,640	0	$-	6	$1,640

There were no financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2014. The following table represents financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2014 and 2013, respectively:

TDRs with a payment default occurring within 12 months of restructure

	During the three months ended
	September 30, 2014		September 30, 2013
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	0	$-	1	$200
Total real estate	0	-	1	200
Commercial & industrial	0	-	0	-
Total loans	0	$-	1	$200

TDRs with a payment default occurring within 12 months of restructure

	During the nine months ended
	September 30, 2014		September 30, 2013
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	0	$-	2	$311
Total real estate	0	-	2	311
Total loans	0	$-	2	$311

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

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. Gain or loss on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. There were no changes in valuation techniques for the three months ended September 30, 2014; however, the Mortgage Division discontinued hedging during the first quarter of 2013 due to economic factors. Residential mortgage loans are currently sold on a “best efforts” basis where optional commitments are made with investors to sell loans shortly after optional commitments are consummated to originate loans with borrowers. Hedging and the use of mandatory commitments is expected to resume in the fourth quarter of 2014.

Below is a summary of activity related to interest rate lock commitments for the nine months ended September 30, 2014 and 2013.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2013 and 2012	$-	$56
Gains (losses) included in other income	-	(56)
Transfers in and out	-	-
Balance, September 30, 2014 and 2013	$-	$-

Assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At September 30, 2014:
Securities available-for-sale:
Municipal securities	$20,529	$-	$20,529	$-
Mortgage-backed securities	19,616	-	19,616	-
Corporate securities	13,982	-	13,982	-
Asset-backed securities	1,890	-	1,890	-
Unrestricted stock	73	73	-	-
Total available-for-sale securities	56,090	73	56,017	-
Loans held for sale	43,950	-	43,950	-
Total	$100,040	$73	$99,967	$-

At December 31, 2013:
Securities available-for-sale:
Municipal securities	$23,609	$-	$23,609	$-
Mortgage-backed securities	20,962	-	20,962	-
Corporate securities	15,306	-	15,306	-
Asset-backed securities	2,060	-	2,060	-
Unrestricted stock	79	79	-	-
Total available-for-sale securities	62,016	79	61,937	-
Loans held for sale	28,382	-	28,382	-
Total	$90,398	$79	$90,319	$-

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At September 30, 2014 and December 31, 2013, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At September 30, 2014:
Impaired loans	$21,552	$-	$-	$21,552
Other real estate owned	5,587	-	-	5,587

At December 31, 2013:
Impaired loans	$27,205	$-	$-	$27,205
Other real estate owned	2,329	-	-	2,329

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	Fair Value	Technique	Inputs	Input Value
	($ in thousands)
At September 30, 2014:
Impaired loans	$21,552	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	0% - 100% /
			discounted rates	original note rate
Other real estate owned	$5,587	Discounted appraisals	Collateral discounts	8.00%-10.00%

At December 31, 2013:
Impaired loans	$27,205	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	0% - 100% /
			discounted rates	original note rate
Other real estate owned	2,329	Discounted appraisals	Collateral discounts	8.00%-10.00%

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only. The assumptions used in estimating the fair value of these financial instruments are detailed below:

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At September 30, 2014, there were no fair value adjustments related to $15,928,000 of securities held to maturity.

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

Subordinated debentures: Subordinated debentures consist of trust preferred debt with a carrying value of $10,310,000 and fair value of $7,540,000 and of bank subordinated debt with a carrying value and fair value of $9,300, 000. The fair value of trust preferred debt was determined by discounting cash flows using a rate 300 basis points higher than the actual current rate over an estimated remaining term of 12.75 years in 2014 and 13.50 years in 2013. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 300 basis points higher if available. The Basel III capital guidelines allow for inclusion of trust preferred securities as Tier 1 capital for banks with less than $15 billion in assets. The bank subordinated debt matures on September 30, 2018 and its fair value approximates carrying value due to rate and maturity structure.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at September 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2014
Financial Instruments - Assets
Investment securities held-to-maturity	$15,928	$16,047	$-	$16,047	$-
Net non-impaired loans held for investment	442,684	442,476	-	-	442,476

Financial Instruments - Liabilities
Time deposits	150,001	150,596	-	-	150,596
Subordinated debentures	19,610	16,840	-	-	16,840

December 31, 2013
Financial Instruments - Assets
Investment securities held-to-maturity	$14,810	$14,462	$-	$14,462	$-
Net non-impaired loans held for investment	409,219	411,871	-	-	411,871

Financial Instruments - Liabilities
Time deposits	151,216	152,710	-	-	152,710
Subordinated debentures	19,610	16,732	-	-	16,732

Note M – Derivatives and financial instruments

A derivative is a financial instrument that derives its cash flows and value by reference to an underlying instrument, index contract or referenced interest rate. These instruments are designed to hedge exposures to interest rate risk or for speculative purposes.

Accounting guidance requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

The Mortgage Division of the Company began hedging its governmental mortgage loans, primarily FHA and VA loans in October 2010 by selling mortgage-backed securities on a forward basis. The forward sale mortgage-backed securities are later purchased or closed when mandatory loan sales are consummated for the related mortgages that are originated. The value of the estimated loan commitments and open hedges are marked to market through the income statement. Hedging was discontinued in the first quarter of 2013 due to economic reasons but is expected to resume in the fourth quarter of 2014. There were no derivative instruments outstanding at September 30, 2014 or December 31, 2013.

The Company currently sells mortgage loans on a best efforts basis whereby optional commitments to sell mortgage loans are consummated at approximately the same time that optional commitments are given to borrowers to originate the loans. The table below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$43,950	$43,532	$418	$28,382	$28,185	$197

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the nine months ended September 30, 2014 and 2013, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net gains (losses) resulting from changes in fair value	$221	$(1,172)

Note N – Impact of recently adopted accounting standards

On January 17, 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force), to clarify when an in substance repossession or foreclosure occurs, and address the diversity in practice regarding when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be reclassified as real estate property (i.e., taken possession of the real estate). Specifically, an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) obtaining legal title upon completion of a foreclosure or (2) obtaining interest in the property in satisfaction of the loan through a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU requires interim and annual disclosure of both (1) the amount of foreclosed real estate held and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments will be effective for the Company on a prospective basis for interim and annual reporting periods beginning January 1, 2015. Early adoption and a modified retrospective application are permitted. These amendments are not expected to have a material effect on the Company’s statement of financial position.

On January 15, 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force), to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if those conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Further, the decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. An entity that has used the effective yield method to account for its investments in qualified affordable housing before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments will be effective for the Company on a retrospective basis for interim and annual reporting periods beginning January 1, 2015. Early adoption is permitted. The Company has a $3 million qualified affordable housing investment of which $960,000 has been amortized through non-interest income over the past few years. The amount of amortization, which reduced non-interest income, was $214,000 and $135,000 for the nine months ending September 30, 2014 and 2013, respectively. Income tax credits which reduced income tax expense were $247,000 and $274,000 for the nine months ending September 30, 2014 and 2013, respectively. Under the proportional amortization method, part of the amortization which has reduced non-interest income will be reclassified to increase income tax expense. The Company is currently evaluating the impact of the amendments on its consolidated financial statements.

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

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to September 30, 2014. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2014 and December 31, 2013, pre-approved but unused lines of credit for loans totaled approximately $161,945,000 and $159,756,000, respectively. In addition, we had $1,685,000 and $1,701,000 in standby letters of credit at September 30, 2014 and December 31, 2013, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

The Company leases land for its main office, four loan production offices, and two branch facilities under operating leases. Total future minimum lease payments, excluding renewal options, at September 30, 2014 under the leases are as follows:

Future Mininum Lease Payments at September 30, 2014
(in thousands)
Due in one year	$592
Due in Years 2 and 3	713
Due in Years 4 and 5	671
Due after Year 5	2,923
$4,899

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

Comparison of Financial Condition

Assets. Our total assets increased by $7.2 million, or 1.1%, from $661.8 million at December 31, 2013, to $669.0 million at September 30, 2014. During the nine months ended September 30, 2014, cash and due from banks, interest-bearing deposits with banks, bank term deposits and investment securities decreased by $39.6 million while loans held-for-sale increased $15.6 million, and loans held for investment increased $26.7 million. Average loans held for investment have increased for the past five quarters which reverses a 3.5 year decline. Our mortgage division sells residential mortgage loans originated through other banks, brokers, our retail offices and four loan production offices. Originations for the first nine months of 2014 were approximately $411 million compared to $761 million in the first nine months of 2013. The decline in originations in 2014 was due to a decrease in refinancing by borrowers due to higher interest rates and by severe weather in the first quarter of 2014. Although non-performing assets declined during the first nine months of 2014, other real estate owned increased from $2.3 million at December 31, 2013 to $5.6 million at September 30, 2014 from the foreclosure of a golf course, a large home, and various development lots. The golf course and home are under contract to be sold in the fourth quarter of 2014.

Liabilities. Total deposits increased by $7.8 million, or 1.4%, from $579.1 million at December 31, 2013, to $586.9 million at September 30, 2014. Due to adequate liquidity, most of our deposit products were not promoted during 2014; however, we continue our focus on increasing noninterest bearing demand deposits which are more profitable than time deposits. Noninterest bearing demand deposits increased 10.5% from December 31, 2013 to $93.8 million at September 30, 2014 while time deposits decreased 0.8% during the first nine months of 2014 to $150.0 million at September 30, 2014. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has historically been a goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB”) advances and repurchase borrowings, may be utilized where cost beneficial and when necessary to meet liquidity or asset liability requirements. Retail repurchase agreements decreased $3.0 million and FHLB advances decreased $0.08 million during the first nine months of 2014. We had approximately $20.1 million in out-of-market time deposits from other institutions and $19.3 million in brokered deposits at September 30, 2014, a decrease of $2.1 million in these two types of accounts from December 31, 2013.

Stockholders’ Equity. Total stockholders’ equity increased $1.8 million at September 30, 2014 to $51.4 million from $49.6 million at December 31, 2013, due primarily to net income less preferred dividends paid and due to an increase in other comprehensive income.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013

General. Net income was $1,012,000 and $1,023,000 for the third quarter of 2014 and 2013, respectively. Net income available to common stockholders was $764,000, or $0.22 per diluted share, for the three months ended September 30, 2014 compared to $776,000, or $0.23 per diluted share, for the three months ended September 30, 2013. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. While net interest income was sharply higher and our provision for loan losses was much lower, mortgage banking income declined and expenses increased in the third quarter of 2014 from the third quarter of 2013. Our mortgage division incurred a net loss of $160,000 and $21,000 in the third quarter of 2014 and 2013, respectively. The commercial/retail bank realized net income of $1,209,000 and $1,099,000 in the third quarter of 2014 and 2013, respectively. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. Economic conditions have gradually improved since 2011 in our primary markets as evidenced by decreasing loan charge-offs and impaired loans.

Net interest income. Net interest income of $5,892,000 for the three months ended September 30, 2014 increased $590,000 from the third quarter of 2013. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.81% in the third quarter of 2014 from 3.38% in the third quarter of 2013. The increase in the net yield on interest-earning assets resulted from a decline in yields on interest-bearing liabilities and from a shift in average interest-earning assets from interest earning deposits that have the lowest asset yield to higher yielding investments and loans. Average non-interest bearing demand deposits which increased 12.0% in the third quarter of 2014 from the third quarter of 2013 are a major focus of the Bank. The increase in average non-interest bearing demand deposits contributed to the higher net yield. The five year compounded annual growth rate for non-interest bearing demand deposits was 23.7% as of December 31, 2013.

The table below provides an analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended September 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest earning deposits	$33,664	$41	0.48%	$102,994	$91	0.35%
Non-taxable investments (2.)	17,660	196	4.40%	17,614	205	4.62%
Taxable investments	56,725	385	2.69%	48,251	323	2.66%
Loans held for sale	49,444	500	4.01%	35,864	360	3.98%
Loans (2.) (3.)	466,268	5,672	4.83%	425,271	5,299	4.94%
Interest-earning assets	623,761	6,794		629,994	6,278
Interest-earning assets			4.32%			3.95%

Non interest-earning assets	45,407			41,638

Total assets	$669,168			$671,632

Interest-bearing liabilities
Interest checking	$45,720	$8	0.07%	$40,872	$8	0.08%
Money market and savings	298,374	232	0.31%	296,046	252	0.34%
Time certificates and IRAs	147,521	396	1.06%	162,108	469	1.15%
Other borrowings	23,536	168	2.83%	27,207	179	2.61%
Total interest-bearing liabilities	515,151	804		526,233	908
Cost on average Interest-bearing liabilities			0.62%			0.68%
Non-interest-bearing liabilities
Demand deposits	96,248			85,972
Other liabilities	6,706			7,276
Total non-interest-bearing liabilities	102,954			93,248
Total liabilities	618,105			619,481
Stockholders' equity	51,063			52,151
Total liabilities and equity	$669,168			$671,632
Net interest income		$5,990			$5,370
Net yield on average interest-earning assets			3.81%			3.38%
Interest rate spread			3.70%			3.27%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $270,000 and $600,000 for the three months ended September 30, 2014 and 2013, respectively. The amount of the provision for loan losses decreased in the third quarter of 2014 due to improving credit quality. Impaired loans, which generally require additional loan loss reserves, and the historical loss ratios used to provide loan loss reserves on non-impaired loans both decreased in the third quarter of 2014. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Non-interest income was $2,602,000 for the three months ended September 30, 2014 compared to $2,905,000 for the three months ended September 30, 2013. Mortgage banking income decreased $299,000, or 12.4% due to a decrease of approximately 10% in residential mortgage loan originations in the third quarter of 2014 from the third quarter of 2013. Gain on the sale of investment securities was $113,000 and $80,000 in the third quarter of 2014 and 2013, respectively. Other non-interest income declined $56,000 in the third quarter of 2014 compared to the third quarter of 2013 due to a change in the sale of non-deposit investment products which was contracted to a third party in 2014.

Non-interest expense. Total non-interest expense amounted to $6,829,000 and $6,229,000 for the three months ended September 30, 2014 and 2013, respectively. Salaries and employee benefits increased $519,000, or 13.0%, from resumption of accruals of incentive compensation in our retail/commercial bank and from higher commissions earned by our retail mortgage loan officers during the third quarter of 2014. Outside data processing increased $85,000 to $274,000 for the third quarter of 2014 due to implementation costs of mobile banking and from additional security costs related to debit card processing.

Income taxes. Income tax expense was $383,000, or 27.5% of income before income taxes, for the three month period ended September 30, 2014, as compared to $355,000, or 25.8% of income before income taxes, for the three month period ended September 30, 2013.

Comparison of Results of Operations for the Nine Months Ended September 30, 2014 and 2013

General. Net income was $2,027,000 and $4,211,000 for the nine months ended September 30, 2014 and 2013, respectively. Net income available to common stockholders was $1,341,000, or $0.39 per diluted share, for the nine months ended September 30, 2014 compared to $3,353,000, or $0.98 per diluted share, for the nine months ended September 30, 2013. Lower net income in 2014 resulted primarily from lower mortgage banking income due to a drop of approximately 46% in loan originations in 2014.

Net interest income. Net interest income of $17,093,000 for the nine months ended September 30, 2014 increased $138,000 from the nine months ended September 30, 2013 due to an increase in the net yield on interest earning assets. The net yield on interest earning assets, adjusted to a fully taxable basis, increased to 3.75% in the first nine months of 2014 from 3.64% in the first nine months of 2013 due to an increase in the yield on interest-earning assets and a decline in the yield on interest-bearing liabilities. The yield on interest-earning assets improved in 2014 from a shift in the asset mix to higher yielding loans and investments from lower yielding interest earning deposits. Average assets and liabilities contracted in 2014 which negatively impacted net interest income in 2014, but an increase in non-interest-bearing demand deposits and lower non-interest-earning assets positively impacted net interest income.

The table below provides an analysis of effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2014 and 2013.

Net Interest Income and Average Balance Analysis

	For the Nine Months Ended September 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest earning deposits	$45,614	$150	0.44%	$84,510	$176	0.28%
Non-taxable investments (2.)	18,360	613	4.46%	13,991	524	5.01%
Taxable investments	59,565	1,216	2.73%	38,323	831	2.90%
Loans held for sale	35,903	1,101	4.10%	59,591	1,624	3.64%
Loans (2.) (3.)	458,746	16,700	4.87%	432,765	16,876	5.21%
Interest-earning assets	618,188	19,780		629,180	20,031
Interest-earning assets			4.28%			4.26%

Non interest-earning assets	43,137			44,712

Total assets	$661,325			$673,892

Interest-bearing liabilities
Interest checking	$44,525	$24	0.07%	$41,229	$31	0.10%
Money market and savings	297,039	692	0.31%	296,283	825	0.37%
Time certificates and IRAs	146,719	1,221	1.11%	168,627	1,492	1.18%
Other borrowings	24,585	496	2.70%	26,750	554	2.77%
Total interest-bearing liabilities	512,868	2,433		532,889	2,902
Cost on average Interest-bearing liabilities			0.63%			0.73%
Non-interest-bearing liabilities
Demand deposits	91,375			80,441
Other liabilities	6,612			6,800
Total non-interest-bearing liabilities	97,987			87,241
Total liabilities	610,855			620,130
Stockholders' equity	50,470			53,762
Total liabilities and equity	$661,325			$673,892
Net interest income		$17,347			$17,129
Net yield on average interest-earning assets			3.75%			3.64%
Interest rate spread			3.64%			3.53%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $1,386,000 and $1,100,000 for the nine months ended September 30, 2014 and 2013, respectively. The amount of the provision for loan losses increased in 2014 primarily because of additional impairments on three loan relationships involving the untimely death of a borrower, the foreclosure of a golf course and related development, and the closing of an industrial operation. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income declined to $6,692,000 for the nine months ended September 30, 2014 from $11,425,000 for the nine months ended September 30, 2013. The decrease in 2014 resulted primarily from a decline in mortgage banking income of $4,493,000 to $5,401,000 for the nine months ended September 30, 2014. Other non-interest income also declined for the nine months ended September 30, 2014 due to increased amortization of an investment in low income housing and due to outsourcing the sale of non-deposit investment products in 2014.

Non-interest expense. Total non-interest expense amounted to $19,876,000 and $21,145,000 for the nine months ended September 30, 2014 and 2013, respectively. Salaries and employee benefits decreased $988,000, or 7.4%, from reductions in administrative positions in our mortgage division and from sharply lower incentive compensation in our mortgage division along with lower incentive compensation in our retail/commercial bank. The number of full-time equivalent employees decreased to 193 at September 30, 2014 from 203 at September 30, 2013. Foreclosed property expense declined $788,000, or 81.9% to $174,000 in the first nine months of 2014 due to decreased real estate impairment charges and lower expenses maintaining real estate owned properties. Professional fees increased $481,000, or 51.9% in the 2014 period to $1,407,000, primarily for legal fees involving several major loan collection efforts.

Income taxes. Income tax expense was $496,000, or 19.7% of income before income taxes, for the nine months ended September 30, 2014, compared to $1,924,000, or 31.4% of income before income taxes, for the nine months ended September 30, 2013. Tax credits and non-taxable income represented a larger percentage of income in the 2014 period which accounted for the lower income tax rate in 2014.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $16,085,000 at September 30, 2014, compared to $19,060,000 at December 31, 2013. Non-performing assets, as a percentage of total assets, was 2.40% at September 30, 2014, compared to 2.88% at December 31, 2013. There were no loans 90 days or more past due and still accruing interest at September 30, 2014 or December 31, 2013. Other real estate owned increased to $5,587,000 at September 30, 2014 from $2,329,000 at December 31, 2013, primarily from the foreclosure of a golf course and lots and a large home in 2014. Non-performing assets have declined substantially from 2010 and 2011 due to success in disposing of problem loans and assets, from reduction in new additions to non-performing assets, and from an improved economy. Impaired but still performing loans were $12,197,000 and $12,537,000 at September 30, 2014 and December 31, 2013, respectively.

Loans are graded according to an internal loan rating classification system, and “criticized loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Criticized loans decreased to $17,815,000 at September 30, 2014 from $26,209,000 at December 31, 2013 and $37,820,000 at December 31, 2012 due to continuing efforts to improve asset quality. Loan rating classification information is detailed in Note K to the consolidated financial statements as of September 30, 2014.

The decrease in criticized loans in 2014 and 2013 from 2012 resulted from success in disposing of problem loans, from reduction in new additions to criticized loans as a result of an improved credit culture, and from an improving economy. The economic conditions in our primary markets in North Carolina, have improved as evidenced by a drop in the unemployment rate. The seasonally adjusted unemployment rate in North Carolina decreased to 6.7% in September 2014 from 7.7% in September 2013. North Carolina’s seasonally adjusted unemployment rate of 6.7% compares to 5.9% for the United States. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Real estate prices have improved in our markets but are still lower than in 2008 in many areas.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, decreased to $993,000 at September 30, 2014 from $2,063,000 at December 31, 2013, and impaired loans decreased to $22,545,000 at September 30, 2014 from $29,268,000 at December 31, 2013. The specific portion of our allowance relating to impaired loans decreased in 2014 primarily because of greater loan charge-offs of impaired allowances in 2014 than 2013. The general portion of our allowance for loan losses decreased to $5,553,000 on non-impaired loans of $448,237,000 at September 30, 2014 from $5,600,000 on non-impaired loans of $414,819,000 at December 31, 2013. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.10% on loans for purchasing or carrying securities to 2.61% on construction and development loans, to categories of non-impaired loans at each period end. We changed in the third quarter of 2014 to using the latest sixteen quarters from the latest twelve quarters to determine the estimated loss ratios inherent in the loan portfolio. We had previously used the latest twelve quarters since 2012. We believe that using sixteen quarters to calculate the estimated loss ratios more accurately reflects expected losses over time, and the change to sixteen quarters produced a slightly higher allowance than using twelve quarters. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as the changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses, including a minor unallocated allowance, was $882,000 and $708,000 at September 30, 2014 and December 31, 2013, respectively.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $2,503,000 for the nine months ended September 30, 2014 compared to $3,343,000 for the same period in 2013.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, bank term deposits, investment securities available-for-sale, and loans held for sale by our mortgage division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During the first nine months of 2014, our levels of short-term liquidity decreased due to growth in loans. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, decreased to $27.9 million at September 30, 2014 from $64.9 million at December 31, 2013. The decline in short-term liquidity at September 30, 2014 assisted our efforts to improve our net interest margin. Our current liquidity levels are near historical peaks and are adequate to meet our anticipated future needs. We also have substantial secondary sources of liquidity in the form of unused secured lines of credit from the FHLB and the Federal Reserve of approximately $178 million at September 30, 2014.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a material adverse effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Capital ratios for Carolina Bank were as follows at September 30, 2014 and December 31, 2013, respectively: Tier 1 leverage – 9.03%, 8.86%; Tier 1 risk-based – 11.05%, 11.19%; Total risk-based – 13.61%, 13.85%. The 2014 risk-based ratios declined due to increased loans which generally have higher risk weights. As of September 30, 2014 and December 31, 2013, our levels of capital exceeded all applicable published regulatory requirements.

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

Interest Rate Sensitivity

Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Prior to 2010, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2010, we set our Carolina Bank prime at 4.50% when the Wall Street Journal Prime declined to 3.25% with the expectation that the Carolina Bank prime would rise less than the Wall Street Journal Prime until both indexes reach parity at 7.25%. Our simulation analysis as of September 30, 2014 indicates that our net interest margin will decline approximately 1.70% in one year, if interest rates rise gradually 1% over a one year time period, and will decline 1.5% over a one year time period if interest rates rise gradually 4% over a one year time period. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is a reason for the potential decline in net interest income as the Wall Street Journal Prime increases. We have also increased our fixed rate loans and investments in recent quarters, and customers have shown an increased preference for short-term deposits over the past few years, all of which have increased our risk to higher interest rates. If more stressed conditions exist than those assumed in our simulation analysis, such as no adjustment in the Carolina Bank prime until the Wall Street Journal Prime reaches 4.50% or if deposit rates rise faster than expected, then the decline in our net interest margin would be greater than the aforementioned amounts.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2014. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Salary Continuation Agreement with John Richard Spiker, II.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2014, in XBRL (eXetensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: November 14, 2014	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 14, 2014	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Salary Continuation Agreement with John Richard Spiker, II.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2014, in XBRL (eXetensible Business Reporting Language).

