Form 10-K
period 2014-12-31
CAROLINA BANK HOLDINGS INC
filed 2015-03-26
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $28,845,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 3,434,680 shares of common stock outstanding as of March 25, 2015.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

At December 31, 2014, we had 189 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the bank. The bank engages in a general banking business in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The bank’s lending activities are concentrated in commercial lending to small-to-medium sized businesses located primarily in its market area, construction and development loans and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The bank started a mortgage loan division in 2007 to originate residential loans through third-party brokers and banks and to sell these loans at a profit to institutional investors. A retail loan production office was added to the mortgage loan division in 2010 and expanded to four retail loan production offices in addition to loan officers in five branch offices as of December 31, 2014. The mortgage division originated approximately $574 million and $898 million in loans held for sale during 2014 and 2013, respectively. The mortgage division had a net loss of $0.7 million in 2014 and generated net income of $1.1 million in 2013.

Primary Market Area

The bank’s primary service area consists of the Cities of Greensboro, High Point, Burlington, Winston-Salem and Asheboro, North Carolina and the areas immediately surrounding Greensboro, High Point, Burlington, Winston-Salem and Asheboro, all of which are located in Guilford, Alamance, Forsyth and Randolph Counties, North Carolina. Residential mortgage loan production offices are located in Burlington, Chapel Hill, Pinehurst and Sanford, NC. The wholesale mortgage division originates residential loans throughout the southeastern United States, primarily North Carolina and contiguous states.

Competition

Commercial banking in the bank’s primary service area and in North Carolina as a whole is extremely competitive due to the early adoption of state laws permitting state-wide and interstate branching. The bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 21 commercial banks operate 141 full service offices, including all of the largest banks in North Carolina. In Alamance County, 17 commercial banks operate 47 full service branch offices. In Randolph County, 13 commercial banks operate 37 full service branch offices. In Forsyth County, 18 commercial banks operate 98 full service offices, including all of the largest banks in North Carolina.

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

Employees

Carolina Bank employed 189 full-time equivalent employees at December 31, 2014. We do not have any officers or employees who are not also officers or employees of the Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

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

North Carolina Banking Law Modernization Act. On October 1, 2012, as a result of the recommendations of the Joint Legislative Study Commission on the Modernization of North Carolina Banking Laws, legislation went into effect that comprehensively modernizes North Carolina’s banking laws for the first time since the Great Depression.  As a result of the legislation, Articles 1 through 10, 12, and 13 of Chapter 53 of the North Carolina General Statutes were repealed, and new Chapter 53C, entitled “Regulation of Banks,” became law.  Major changes enacted by the law include: a comprehensive list of definitions enhancing the clarity and meaning of the various sections of North Carolina’s banking law, a broader reliance on the North Carolina Business Corporations Act, and incorporation of modern concepts of capital adequacy and regulatory supervision. In 2013, a bill was enacted by the North Carolina General Assembly to make certain technical corrections and clarifications to Chapter 53C.

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

During 2013 and 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and the Commodity Futures Trading Commission adopted a final version of the Volcker Rule (the “Rule”). As in earlier versions, the Rule invokes Federal Reserve Chairman Paul Volcker’s core concept of restricting United States banks from making certain kinds of speculative investments that do not benefit their customers. The Rule compels banks to sell prohibited instruments by 2017. The new prohibition could cause a bank financial loss on the eventual sale and could cause the bank to recognize an estimate of that loss immediately under applicable accounting rules since the prohibited instruments no longer can be held to maturity. The Company has not engaged in the types of speculative investments that are covered by the Rule and accordingly does not expect any impact on its operations.

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

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation became effective on April 1, 2011.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2014, the Company was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 11.43% and 13.68%, respectively. Also, as of December 31, 2014, the Bank was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 11.42% and 13.67%, respectively.

On July 2, 2013, U.S. banking regulators issued final regulatory capital rules that address certain requirements of the Dodd-Frank Act which are designed to improve the resiliency of the U.S. banking system, increase the quantity and quality of regulatory capital, and enhance risk sensitivity. A new Common Equity Tier 1 (“CET1”) ratio was introduced and is computed by dividing CET1 by risk weighted assets. Risk weights for highly volatile commercial real estate loans and for assets on nonaccrual or past due 90 days or more were increased to 150% under the new rules. CET1 consists of common stock and associated surplus and retained earnings less several adjustments, such as goodwill, certain deferred tax assets, gains on sale of securitization exposures, and certain investments in other unconsolidated financial institutions’ capital instruments. The new minimum risk-based capital ratios, effective January 1, 2015, are 4.5% for CET1, 6% for Tier 1, and 8% for Total Capital. In addition, the new capital regulations provide for the phase-in of a capital conservation buffer over a four year period requiring the following minimum risk-based capital ratios by January 1, 2019: 7% for CET1, 8.5% for Tier1 Capital, and 10.50% for Total Capital. The minimum Tier 1 Leverage capital ratio remains at 4%.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

-	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

-	the establishment of uniform accounting standards by federal banking agencies,

-	the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

-	additional grounds for the appointment of a conservator or receiver,

-	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements, and

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

Under CRA regulations, banks with assets of less than $250 million that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank’s loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in our assessment areas; our record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of our loans given our assessment areas, capacity to lend, local economic conditions, and lending opportunities; and our record of taking action, if warranted, in response to written complaints about our performance in meeting the credit needs of our assessment areas.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $0.7 million at December 31, 2014. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $13.3 million up to $89.0 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2014, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 23.9% of total deposits and short-term borrowings at December 31, 2014, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. In addition, under North Carolina law, the Bank may declare and pay dividends only out of retained earnings. The FDIC and the Commissioner have the power to further restrict the payment of dividends by the Bank. The Company is current on its preferred stock dividends and trust preferred interest payments as of December 31, 2014.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of Total Risk-Based Capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of Total Risk-Based Capital of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $11.0 million at December 31, 2014. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

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

Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors. Loans made by the Bank were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.

State nonmember banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for such extensions of credit and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”), prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. The Bank is in compliance with this requirement of the BHCA.

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

As a result of its participation in the Capital Purchase Program, we were subject to a number of new regulations and restrictions, including certain limitations on the compensation of our senior executive officers. These new regulations and restrictions expired in 2013 upon the sale of our preferred stock to private investors by the Treasury.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from the bank or from funds held at the holding company from prior capital offerings. At present, our only source of income is dividends paid by the Bank and interest earned on any investment securities we hold. We must pay all of our operating expenses from funds we receive from the Bank. Therefore, shareholders may receive dividends from the company only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of the Company and/or to make required payments on our debt obligations, including the interest payments on our outstanding junior subordinated debt.

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

ITEM 1B. Unresolved Staff Comments.

Item not applicable to smaller reporting companies.

ITEM 2. Properties.

The following table sets forth certain information regarding our properties:

OFFICE LOCATION	YEAR OPENED	SQUARE FOOTAGE	OWN/LEASE

Main / Corporate Office	2008	43,000	Land lease
101 North Spring Street
Greensboro, NC 27401

Lawndale Office	2000	15,000	Own
2604 Lawndale Drive
Greensboro, NC 27408

Friendly Center Office	1996	3,180	Lease
3124 Friendly Avenue
Greensboro, NC 27408

Jefferson Village Office	2001	2,975	Own
1601 Highwoods Blvd.
Greensboro, NC 27410

Asheboro Office	2003	5,800	Own
335 S. Fayetteville Street
Asheboro, NC 27203

High Point Office	2007	4,500	Own
4010 Brian Jordan Blvd.
High Point, NC 27265

Burlington Office	2007	5,000	Own
3214 South Church Street
Burlington, NC 27215

Winston-Salem Office	2013	3,448	Lease
275 South Stratford Road
Winston-Salem, NC 27103

Corporate Training Center	2013	7,103	Own
618 West Friendly Avenue
Greensboro, NC 27401

Burlington Loan Production Office	2010	4,460	Lease
411-B Alamance Road
Burlington, NC 27215

Sanford Loan Production Office	2013	1,920	Lease
143 Chalotte Avenue
Sanford, NC 27330

Chapel Hill Loan Production Office	2013	1,260	Lease
1516 E. Franklin Street, Suite 202
Chapel Hill, NC 27514

Pinehurst Loan Production Office	2014	150	Lease
100 Magnolia Road, Suite 2229
Pinehurst, NC 28374

ITEM 3. Legal Proceedings.

As of December 31, 2014, there were no pending material legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Summary

Our common stock is listed for quotation on the Nasdaq Global Market under the symbol “CLBH.” As of March 25, 2015, we had issued and outstanding 3,434,680 shares of common stock which were held by approximately 1,150 shareholders.

No cash dividends were declared or paid on shares of our common stock in 2014 or 2013.

Market for the Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “CLBH.” The following table gives the high and low sale prices for the calendar quarters indicated.

	Sales Prices
	High	Low

2014
First Quarter	$10.73	$9.56
Second Quarter	10.97	9.00
Third Quarter	10.88	9.60
Fourth Quarter	10.00	9.14

2013
First Quarter	$11.69	$7.35
Second Quarter	14.26	10.40
Third Quarter	13.50	10.05
Fourth Quarter	10.84	9.32

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6. Selected Financial Data.

Item not applicable to smaller reporting companies.

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

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.
•	Changes in interest rates could reduce our net interest income.
•	Competitive pressures among financial institutions may increase.
•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged.
•	New products developed and new methods of delivering products could result in a reduction in our business and income.
•	Increases in interest rates, increases in warranty losses, or changes in the securitization of mortgages could negatively impact our mortgage banking income.
•	Adverse changes may occur in the securities market.
•	Technology fraud and related losses are a major threat to banks of all sizes and to bank customers.
•	Local, state or federal taxing authorities may take tax positions that are adverse to us.
•	Unpredictable natural and other disasters could have an adverse effect on our operations or on the willingness of our customers to access our financial services.

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

Our mortgage division originates residential mortgage loans which are sold to investors. We generally obtain optional commitments to sell loans when we grant optional commitments to make loans, or on a limited basis we hedge some optional loan commitments by selling mortgage-backed securities on a forward basis. We opted to account for loans originated in our mortgage division, loans held for sale, at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. Forward sale mortgage-backed securities and the value of the estimated loan commitments that are hedged are also accounted for at fair value. Assumptions related to the closing ratio of loan commitments and the projected profit from loan sales are used to estimate the fair value of hedged loan commitments. Hedging loan commitments through forward sales of mortgage-backed-securities was discontinued during 2013 due to economic reasons, but may resume in 2015. We also make provisions for future warranty claims that arise from borrower fraud or from underwriting errors that are later detected on residential mortgage loans that are sold. The provision for warranty claims involves a charge against income and an increase in an estimated liability for warranty claims based primarily on the volume of originations and projected losses on past and current originations. The estimated liability for warranty claims is reduced as claims are paid. Warranty provisions involve a number of assumptions including the quality of loans originated, the volume of loans originated, changes in real estate values, and historical and projected warranty claims.

Securities available-for-sale, certain mortgage loans held for sale, derivative assets, and derivative liabilities are recorded at fair value on a recurring basis. From time to time, certain assets, consisting primarily of other real estate owned and impaired loans, are recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of the lower of cost or fair value accounting resulting in a write-down during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. Management believes this is a critical accounting policy because the estimation of fair value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Comparison of Financial Condition

Assets. Our total assets increased by $17.5 million, or 2.6%, from $661.8 million at December 31, 2013, to $679.3 million at December 31, 2014. Our asset mix changed at December 31, 2014 from December 31, 2013 as loans, both held for sale and for investment, increased while interest-bearing deposits with banks and investments decreased. Loans held for sale increased $11.4 million, or 40.2%, at December 31, 2014 from December 31, 2013 due to higher originations in the fourth quarter of 2014 from the fourth quarter of 2013. While loans held for sale were higher at December 31, 2014, average loans held for sale were lower in 2014 than 2013 due to declining originations of residential mortgage loans in 2014. Loans held for investment increased by $28.1 million, or 6.3%, during 2014, due to increasing commercial loan originations, primarily construction and development loans. The growth in loans held for investment during 2014 and the last six months of 2013, was a change from the slow loan demand in 2011 through the first six months of 2013 in our primary lending markets, Guilford, Randolph, Alamance, and Forsyth Counties, North Carolina. Our compounded annual growth (loss) rate for the five years ended December 31, 2014 for loans held for investment and assets was (2.3%) and (0.5%), respectively.

Liabilities. Total liabilities increased by $14.4 million or 2.4% from $612.2 million at December 31, 2013, to $626.6 million at December 31, 2014. Deposits increased by $15.8 million, or 2.7%, during 2014 as non-interest bearing demand deposits increased while time deposits declined. Non-interest bearing demand deposits, primarily commercial checking accounts, are a major strategic focus and increased $21.3 million or 25.0% during 2014. The compounded annual growth (loss) rate for the five years ended December 31, 2014 for non-interest bearing demand deposits and total deposits was 22.0% and (0.7%), respectively. Over the long term, we plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings may be utilized where cost beneficial and when necessary to meet liquidity requirements.

Stockholders’ equity. Our total stockholders’ equity increased $3.1 million at December 31, 2014 to $52.7 million from $49.6 million at December 31, 2013, primarily from net income available to common stockholders of $2.4 million and from an increase in other comprehensive income of $0.5 million due to the increasing value of investment securities available-for-sale.

Asset Quality

Our non-performing assets, composed of foreclosed real estate and other repossessed assets, non-accrual loans and non-performing restructured loans, totaled approximately $12.1 million at December 31, 2014 and $19.1 million at December 31, 2013. Non-performing assets, as a percentage of total assets, was 1.78% and 2.88% at December 31, 2014 and 2013, respectively. There were no loans 90 days or more past due and still accruing interest at December 31, 2014 and 2013. Foreclosed real estate and other repossessed assets were $5.7 million and $2.3 million at December 31, 2014 and 2013, respectively. Net loan charge-offs totaled $2.6 million and $5.7 million for the years ended December 31, 2014 and 2013, respectively. Impaired loans, including loans on non-accrual, decreased to $18.6 million at December 31, 2014 from $29.3 million at December 31, 2013. In general, loans are impaired when, based on current information and events, collection of all contractual amounts due is not probable.

Loans are graded according to an internal loan rating classification system, and “classified loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Classified loans decreased to $13.5 million at December 31, 2014 from $26.2 million at December 31, 2013 due to continuing efforts to improve asset quality. Loan rating classification information is detailed in Note 3 to the consolidated financial statements as of December 31, 2014 and 2013.

The decrease in impaired loans and classified loans in 2014 from 2013 resulted from success in disposing of problem loans through payoffs and foreclosures, from reduction in new additions to classified loans as a result of an improved credit culture, and from an improving economy. The economic conditions in our primary markets in North Carolina improved in 2014 as the seasonally adjusted unemployment rate in North Carolina improved to 5.5% in December 2014 from 6.9% in December 2013. The number of people employed in North Carolina increased by approximately 25,340 in 2014, or 0.6%, to approximately 4,364,000 at December 31, 2014.

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

Our primary sources of internally generated funds are principal and interest payments on loans receivable, non-interest income and proceeds from loan sales related to our mortgage banking operations, and cash flows generated from other operations. External sources of funds include deposits, repurchase agreements, federal funds purchased from banks and advances from the Federal Home Loan Bank of Atlanta.

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits with banks, bank term deposits, and investment securities available-for-sale are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2014, we decreased our levels of short-term and long-term liquidity due to the growth in loans. We maintained adequate secondary sources of liquidity during 2013 and 2014 as our secured credit availability for additional advances from the Federal Home Loan Bank and available secured discount borrowings from the Federal Reserve exceeded $161 million at December 31, 2014. We also have $25 million in discretionary, uncommitted, unsecured Federal funds lines from three correspondent banks.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of December 31, 2014 and 2013, our levels of capital exceeded all applicable published regulatory requirements as shown in Note 10 to the consolidated financial statements as of December 31, 2014 and 2013. The Basel III regulations establish a common equity Tier 1 capital requirement of 4.5% in 2015 and 7.0% by 2019. The new regulations change risk weights for certain on and off balance sheet assets and require deductions from capital for certain types of assets. We believe we are in compliance with the Basel III capital requirements.

Due to our historical growth, the recent difficult economic environment, increased regulatory capital requirements, and our anticipation of continued growth, we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase Program in January 2009 to increase our capital which could further support future growth and assist us in meeting future regulatory capital requirements. The United States Treasury sold our preferred stock to private investors in 2013, and we subsequently repurchased $5.0 million of the preferred stock from private investors. We also repurchased a warrant for common stock granted to the United States Treasury as part of the Capital Purchase Program for $1.8 million in 2013. As a result of these repurchases, several of our capital ratios declined slightly during 2013. Our Tier 1 capital to average assets ratio and Tier 1 capital to risk weighted assets ratio increased in 2014 due to earnings and moderate growth, but our total capital to risk weighted assets ratio declined slightly in 2014 due to the loss of Tier 2 capital from aging junior subordinated debt.

Results of Operations for the Years ended December 31, 2014 and 2013

General. We had net income of $3.3 million and $4.0 million for the years ended December 31, 2014 and 2013, respectively. Net income available to common stockholders was $2.4 million, or $0.70 per diluted share, for 2014 compared to $2.9 million, or $0.85 per diluted share, for 2013. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. The decrease in net income in 2014 was primarily due to decreased mortgage banking income. Net interest income, the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, was $23.3 million in 2014 compared to $22.3 million in 2013, an increase of 4.2%. Non-interest income, principally service charges and fees, mortgage banking income, increase in cash value of life insurance, plus gain on sale of investments amounted to $9.4 million in 2014 and $14.3 million in 2013. Mortgage banking income decreased approximately $4.7 million, or 37.4%, during 2014 due to higher interest rates and lower originations. Our provision for loan losses was $1.4 million and $3.5 million in 2014 and 2013, respectively. Reduced loan charge-offs and lower allowances for loan losses on impaired loans resulted in a decrease in the provision for loan losses in 2014. We incurred non-interest expense of $27.0 million in 2014 and $27.6 million in 2013. The decrease in non-interest expense of $0.6 million, or 2.2%, was primarily from lower foreclosed property expenses.

Our commercial/retail bank segment reported 2014 net income of $4.3 million compared to $3.2 million in 2013, primarily due to an increase in net interest income and a lower provision for loan losses. Our mortgage division reported a net loss of $0.7 million in 2014 compared to net income of $1.1 million in 2013 due to lower mortgage originations. The holding company reported a net loss of $0.2 million in 2014 and $0.3 million in 2013 related to interest expense on trust preferred subordinated debt and other corporate expenses. Segment information is detailed in Note 16 to the consolidated financial statements as of December 31, 2014 and 2013.

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

For the year ended December 31, 2014, net interest income increased by $0.9 million, or 4.2%, to $23.3 million from $22.3 million for the year ended December 31, 2013.

The net yield on average interest-earning assets was 3.80% in 2014 and 3.59% in 2013. The interest rate spread was 3.69% in 2014 and 3.48% in 2013. The increase in the net yield on interest-earning assets and the interest rate spread in 2014 resulted primarily from a shift in assets from lower earning interest bearing deposits to higher earning investments and loans held for investment. The increase in non-interest-bearing demand deposits and decrease in more expensive time certificates also contributed to the increase in the net yield on interest-earning assets.

The table below provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the years indicated.

	Net Interest Income and Average Balance Analysis

	For the Years Ended December 31,
	2014			2013			2012
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	($ in thousands)
Interest-earning assets
Interest bearing deposits	$43,713	$201	0.46%	$86,921	$242	0.28%	$37,353	$93	0.25%
Taxable investments	57,743	1,547	2.68%	42,631	1,221	2.86%	32,572	1,195	3.67%
Non-taxable investments (2.)	17,845	797	4.47%	15,064	719	4.77%	11,063	600	5.42%
Loans held for sale	38,825	1,577	4.06%	50,405	1,883	3.74%	80,269	2,954	3.68%
Loans (3.)	462,870	22,676	4.90%	432,471	22,245	5.14%	465,478	24,749	5.32%
Interest-earning assets	620,996	26,798		627,492	26,310		626,735	29,591
Interest-earning assets			4.32%			4.19%			4.72%

Non interest-earning assets	43,816			44,037			44,641

Total assets	$664,812			$671,529			$671,376

Interest-bearing liabilities
Interest checking	$45,712	$33	0.07%	$40,961	$38	0.09%	$37,677	$71	0.19%
Money market and savings	296,563	924	0.31%	296,913	1,061	0.36%	290,659	1,764	0.61%
Time certificates and IRAs	146,098	1,593	1.09%	164,895	1,935	1.17%	197,901	2,569	1.30%
Other borrowings	24,072	641	2.66%	26,635	722	2.71%	26,408	802	3.04%
Total interest-bearing liabilities	512,445	3,191		529,404	3,756		552,645	5,206
Cost on average
Interest-bearing liabilities			0.62%			0.71%			0.94%
Non-interest-bearing liabilities
Demand deposits	94,618			82,343			62,155
Other liabilities	6,851			6,895			6,481
Total non-interest-bearing liabilities	101,469			89,238			68,636
Total liabilities	613,914			618,642			621,281
Stockholders' equity	50,898			52,887			50,095
Total liabilities and equity	$664,812			$671,529			$671,376
Net interest income		$23,607			$22,554			$24,385
Net yield on average interest-earning assets			3.80%			3.59%			3.89%
Interest rate spread			3.69%			3.48%			3.78%

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

Rate / Volume Variance Analysis

	Years Ended
	December 31, 2014 vs. 2013			December 31, 2013 vs. 2012
	Interest	Increase (Decrease)		Interest	Increase (Decrease)
	Increase	Due To Change in		Increase	Due To Change in
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	($ in thousands)
Interest-earning assets:
Interest bearing deposits	$(41)	$(154)	$113	$149	$136	$13
Taxable investments	326	409	(83)	26	322	(296)
Non taxable investments	78	127	(49)	119	197	(78)
Loans held for sale	(306)	(459)	153	(1,071)	(1,115)	44
Loans	431	1,519	(1,088)	(2,504)	(1,716)	(788)
Total interest-earning assets	488	1,442	(954)	(3,281)	(2,176)	(1,105)

Interest-bearing liabilities:
Interest checking	$(5)	$4	$(9)	$(33)	$6	$(39)
Money market and savings	(137)	(1)	(136)	(703)	37	(740)
Time certificates and IRAs	(342)	(211)	(131)	(634)	(402)	(232)
Other borrowings	(81)	(69)	(12)	(80)	7	(87)
Total interest-bearing liabilities	(565)	(277)	(288)	(1,450)	(352)	(1,098)

Net interest income	$1,053	$1,719	$(666)	$(1,831)	$(1,824)	$(7)

There was a shift into loans and investments from interest bearing deposits and loans held for sale which positively impacted net interest income in 2014. This positive shift in assets was partially offset by a decline in yields earned on loans and investments. A decrease in balances of time certificates and other borrowings and a decrease in rates paid on all interest-bearing liabilities also had a positive impact on net interest income in 2014.

Provision for loan losses. The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for known and expected loan losses in our loan portfolio. The provision for loan losses decreased in 2014 to $1.4 million from $3.5 million in 2013, primarily because of lower specific allowances required on impaired loans and lower loan charge-offs in 2014. Specific allowances on impaired loans were $0.7 million and $2.1 million at December 31, 2014 and 2013, respectively. Loan charge-offs, net of recoveries, were $2.6 million and $5.7 million during 2014 and 2013, respectively. Declining real estate values and tepid demand for new real estate negatively impacted the ability of many of our borrowers to make loan payments in 2009 through 2013 resulting in significant increases in loan charge-offs, non-performing loans, and impaired loans. The level of the allowance for loan losses is based on our estimate as to the amount required to maintain an allowance adequate enough to provide for known and expected losses. We consider, among other things, nonperforming loans, impaired loans, delinquencies, collateral values, loss trends, and general economic conditions when assessing the adequacy of the allowance. The allowance for loan losses was $6.5 million or 1.38% of loans and $7.7 million or 1.73% of loans at December 31, 2014 and 2013, respectively.

The following table describes the activity relating to our allowance for loan losses for the years indicated:

	At or for the Years Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Beginning Balance	$7,663	$9,944	$11,793	$12,359	$10,081
Provision for loan losses	1,436	3,450	2,360	6,850	15,133
Charge-Offs:
Commercial	(1,913)	(1,703)	(2,142)	(569)	(2,727)
Real Estate	(1,463)	(4,648)	(2,299)	(7,617)	(10,005)
Consumer	(109)	(81)	(20)	(6)	(237)
Total	(3,485)	(6,432)	(4,461)	(8,192)	(12,969)
Recoveries:
Commercial	382	464	122	100	64
Real Estate	502	205	129	674	47
Consumer	22	32	1	2	3
Ending Balance	$6,520	$7,663	$9,944	$11,793	$12,359

Non-interest income. Non-interest income consists principally of service charges and fees, mortgage banking income, investment services income, increase in cash value of life insurance, and gain on sale of investments. Non-interest income was $9.4 million and $14.3 million in 2014 and 2013, respectively. Service charges increased 9.8% in 2014 to $1.3 million, primarily from growth of commercial checking accounts and related service charges.

Mortgage banking income, which represents income earned from the origination and sale of residential mortgage loans, decreased to $7.8 million in 2014 from $12.4 million in 2013 due to a 36.0% decrease in loan originations to $574 million in 2014 from $898 million in 2013. The mortgage division originates residential mortgage loans through other banks and brokers in addition to retail loan officers, who are located in four loan production offices and in five of our banking offices, and sells the loans to investors. Most of the residential mortgage loans originated by the mortgage division are conforming conventional or government loans. Approximately 33% of the mortgage banking gross income recognized in 2014 and 2013 was generated by our retail mortgage loan officers. Netted against mortgage banking income are warranty claim provisions of $0.15 million in 2014 and $0.10 million in 2013. Warranty claim provisions provide a liability for future claims that might arise from borrower fraud that is later detected on loans we originated and sold or from underwriting errors we made on loans originated and sold. Warranty claim provisions decreased in 2014 from 2013 due to the decrease in originations and due to improved loss trends which were used to update our methodology to more accurately reflect lower estimated future claims. 98.3% of claims that have been incurred to date are from loans originated in 2008 and 2009. Improved underwriting and quality control procedures since 2010, as well as improved real estate values, resulted in lower estimated losses for originations after 2009. The liability to fund future warranty claims was $1.4 million at December 31, 2014 and 2013. Warranty claims were $0.2 million in 2014 and have totaled $1.1 million since establishment of the mortgage division in 2007.

Other non-interest income included $0.4 million from the increase in cash value of life insurance in both 2014 and 2013. The amortization of a $3 million investment in a low income housing fund reduced other non-interest income by $0.3 million in 2014 and $0.2 million in 2013. Tax credits related to the low income housing investment of $0.4 million in both 2014 and 2013 are reflected as a reduction in income tax expense.

Gains on the sale of investments were $0.27 million in both 2014 and 2013.

Non-interest expenses. Non-interest expenses were $27.0 million in 2014 compared to $27.6 million in 2013, a decrease of $0.6 million or 2.2%. The decrease in expenses in 2014 was due primarily to a reduction in operating expenses of $1.5 million in the mortgage division due to downsizing in late 2013. Offsetting some of the decrease in operating expenses in the mortgage division was an increase in operating expenses in the commercial/retail bank segment.

Salaries and employee benefits decreased $0.2 million, or 1.2%, to $17.0 million in 2014 from $17.2 million in 2013 for the following reasons:

•	$1.4 million reduction in salaries and benefits for the mortgage division due to downsizing in late 2013.
•	$0.7 million increase in incentive compensation in the bank segment due to attainment of certain quantitative and qualitative goals.
•	Merit increases in the bank segment and expansion of the Winston-Salem staff after relocation in a new location.

Foreclosed property expense includes other real estate owned expenses, impairments of other real estate owned, net gains on the sale of other real estate owned, and net rental income from other real estate owned. Foreclosed property expense decreased $0.7 million, or 72.1%, to $0.3 million primarily due to a $0.3 million decline in impairments of other real estate owned to $0.1 million during 2014 and due to a $0.3 million decrease in other real estate owned expenses to $0.3 million in 2014. Offsetting the above expenses were net gains and net rentals from other real estate owned of approximately $0.3 million in both 2014 and 2013. Other real estate owned increased to $5.6 million at December 31, 2014 from $2.3 million at December 31, 2013 due to new foreclosures during 2014.

Professional fees include legal fees, audit and accounting fees, director fees, regulatory expense, consulting fees and other fees paid to professional organizations for specialized services. Professional fees increased 14.8% in 2014 to $1.8 million, primarily from increased legal expenses related to loan collections and increased ATM processing services.

Other non-interest expense decreased $0.3 million during 2014, due primarily to lower expenses related to originating loans in the mortgage division which experienced a major decline in production in 2014.

Income taxes. Income tax expense was $0.9 million, or 20.9% of income before income taxes in 2014, compared to $1.6 million, or 28.1% of income before income taxes in 2013. The more favorable tax rate in 2014 was primarily due to a higher percentage of non-taxable income from municipal securities and from a higher percentage of tax credits to net income before income taxes in 2014.

Financial condition. Total assets were $679.3 million at December 31, 2014, an increase of 2.6% from total assets of $661.8 million at December 31, 2013. We experienced a shift in assets from interest-bearing deposits in other banks and investments securities which decreased $30.6 million to $105.1 million at December 31, 2014 to bank term deposits and loans, both held for sale and held for investment, which in total increased $42.5 million to $526.1 million at December 31, 2014. We periodically utilize wholesale deposit sources such as brokered deposits and deposits from other depository institutions on a limited basis to meet specific asset/liability management needs or to realize substantially lower funding costs. We had approximately $22.9 million and $25.6 million in deposits from other depository institutions and $19.7 million and $15.9 million of brokered deposits at December 31, 2014 and December 31, 2013, respectively.

Interest-bearing deposits with banks of $38.2 million primarily represent overnight deposits with the Federal Reserve and Federal Home Loan Bank and decreased $20.6 million at December 31, 2014 from a year ago due to increased loans, both held for sale and held for investment. These deposits averaged $31.3 million during 2014. Bank term deposits of $14.1 million at December 31, 2014 represent FDIC insured certificates of deposit in other banks with maturities from four months to thirty-two months. Investment securities decreased $10.0 million in 2014 to $66.8 million at December 31, 2014. Loans held for investment increased $28.1 million, or 6.3%, to $472.2 million at December 31, 2014, due to increasing loan demand, particularly on construction and development properties. Loans held for investment have increased for the most recent 6 quarters after having declined during 2010, 2011, 2012 and the first six months of 2013. We believe our targeted marketing efforts, experienced lenders, local decision making, and emphasis on personal relationships and superior customer service have been key drivers of our loan growth in prior years; however, our emphasis on stronger risk management practices and a weak economy limited growth in 2010 through 2013. Approximately 87.7% of our loans at December 31, 2014 were secured by some form of real estate. At December 31, 2014, loans secured by residential properties in the form of home equity lines and closed end loans comprised 26.0% of our loan portfolio while construction & development loans and commercial real estate loans comprised 16.1% and 45.6% of our loan portfolio, respectively. Another 11.5% of our loan portfolio was commercial and industrial loans with the balance in consumer and other loans.

Asset quality is a primary concern of our credit administration. A thorough credit analysis is made of most loans before origination. Experienced lenders and a credit administrator review the loans’ structure including terms, rate, collateral and repayment sources in addition to adherence to our lending policy. On an ongoing basis, a risk rating program and other credit administration tools are utilized to monitor loans and overall asset quality. Non-performing loans amounted to approximately $6.4 million, or 1.4% of loans outstanding, and $16.7 million, or 3.8% of loans outstanding, at December 31, 2014 and 2013, respectively. Our allowance for loan losses was 1.38% and 1.73% of loans outstanding at December 31, 2014 and 2013, respectively. Net loan charge-offs were 0.56% and 1.33% of average loans during 2014 and 2013, respectively.

Investment securities decreased to $66.8 million at December 31, 2014 from $76.8 million at December 31, 2013, a decline of 13.0%. Our investment securities portfolio consists primarily of mortgage-backed securities issued by the U.S. government and government sponsored entities, municipal securities, corporate securities and U.S. agency asset backed securities. Approximately 76.6% of the investment securities at December 31, 2014 were classified as available-for-sale and were recorded at market value. Changes in market value are reflected as a separate component of stockholders’ equity. We do not engage in the practice of trading securities.

Other real estate owned which consists of foreclosed real estate increased $3.3 million, or 140.9%, to $5.6 million at December 31, 2014 from $2.3 million at December 31, 2013. During 2014, other real estate owned increased $7.3 million from foreclosure and improvements to properties and was reduced by sales of $3.8 million and by impairment charges of $0.2 million.

We opened for business in November 1996 and have not paid any cash dividends to our stockholders. Stock dividends were paid in 2007, 2005, 2004, 2001, and 2000. Certain reclassifications were made to common stock from other equity accounts to record the stock dividends.

Investment Portfolio. At December 31, 2014 and 2013, our investment portfolio comprised approximately 9.8% and 11.6% of total assets, respectively.

The following table summarizes the carrying value amounts of securities at the dates indicated. Available-for-sale securities are reported at estimated fair value and held-to-maturity securities are reported at amortized cost.

	Analysis of Investment Securities
	Amortized Cost and Market Values
	At December 31,
	2014		2013		2012
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	($ in thousands)
Available-for-Sale
Municipal securities	$19,093	$19,896	$23,395	$23,609	$16,938	$18,347
Mortgage-backed securities	18,670	19,352	20,479	20,962	10,127	11,003
Corporate securities	9,822	9,964	15,147	15,306	12,059	12,231
Asset backed securities	1,847	1,930	2,015	2,060	-	-
Unrestricted stock	42	58	42	79	266	455
	49,474	51,200	61,078	62,016	39,390	42,036

Held-to-Maturity
Municipal securities	$7,722	$7,898	$8,178	$7,998	$-	$-
Mortgage-backed securities	5,945	5,983	6,632	6,464	211	225
Asset backed securities	1,977	2,064	-	-	-	-
	15,644	15,945	14,810	14,462	211	225

Total	$65,118	$67,145	$75,888	$76,478	$39,601	$42,261

The following table presents maturities and weighted average yields of debt securities at the date indicated:

	Analysis of Investment Securities
	At December 31, 2014
	Due One	One Year	Five Years	Due
	Year or	Through	Through	After		Market
	Less	Five Years	Ten Years	Ten Years	Total	Value
	($ in thousands)
Investment Securities
Municipal securities	$-	$-	$4,192	$6,331	$10,523	$10,824
Tax-free municipal securities	-	1,548	5,758	8,986	16,292	16,970
Mortgage-backed securities	-	2,696	3,332	18,587	24,615	25,335
Corporate securities	994	5,849	2,979	-	9,822	9,964
Asset backed securities	-	-	1,847	1,977	3,824	3,994
Total	$994	$10,093	$18,108	$35,881	$65,076	$67,087

Weighted Average Yields
Municipal securities	-	-	3.94%	3.41%	3.63%
Tax-free municipal securities	-	3.86%	4.08%	4.94%	4.53%
Mortgage-backed securities	-	2.24%	3.25%	2.66%	2.69%
Corporate securities	1.23%	1.83%	1.20%	-	1.58%
Asset backed securities	-	-	3.55%	3.48%	3.51%
	1.23%	2.25%	3.37%	3.41%	3.18%

Loan Portfolio. Our loan portfolio is concentrated in real estate loans. Construction and development loans, which carry more risk during recessions and periods of falling real estate prices, represented 16.1% of the loan portfolio. Commercial real estate loans, secured by nonfarm nonresidential and multifamily properties, represent 45.6% of the loan portfolio and have experienced higher levels of charge-offs in the past two years. There are no foreign loans. The following table presents, at the dates indicated, the composition of our loan portfolio by loan type:

	Analysis of Loans
	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Loans Secured by Real Estate:
Construction & development	$75,869	16.07%	$50,397	11.35%	$64,669	14.01%	$51,383	10.55%	$113,564	22.09%
Commercial real estate	215,280	45.59%	212,272	47.80%	215,258	46.61%	251,015	51.54%	198,985	38.71%
Home equity lines	71,006	15.04%	66,926	15.07%	66,523	14.41%	66,172	13.59%	63,312	12.32%
Residential real esate	51,902	10.99%	54,115	12.18%	48,857	10.58%	51,499	10.57%	56,993	11.09%
Total Loans Secured by Real Estate	414,057	87.69%	383,710	86.40%	395,307	85.61%	420,069	86.25%	432,854	84.21%

Commercial and industrial	54,359	11.51%	55,504	12.50%	61,251	13.27%	60,863	12.50%	72,956	14.19%
Consumer & other	3,773	0.80%	4,873	1.10%	5,170	1.12%	6,099	1.25%	8,219	1.60%

Total Loans Held for Investment	$472,189	100.00%	$444,087	100.00%	$461,728	100.00%	$487,031	100.00%	$514,029	100.00%

The table that follows shows the loan portfolio at December 31, 2014 by loan type, maturity and whether the interest rate is fixed or variable. Loans on non-accrual have been excluded.

	Analysis of Certain Loan Maturities
	As of December 31, 2014

	Real Estate		Consumer		Commercial & Other		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Due within one year:	$103,220	25.32%	$1,584	41.98%	$21,887	40.33%	$126,691	27.20%

Due after one year through five years:
Fixed Rate	114,682	28.13%	670	17.76%	18,889	34.80%	134,241	28.82%
Variable Rate	39,474	9.68%	1,494	39.60%	3,919	7.22%	44,887	9.64%
	154,156	37.81%	2,164	57.36%	22,808	42.02%	179,128	38.46%

Due after five years:
Fixed Rate	73,217	17.96%	25	0.66%	7,804	14.38%	81,046	17.40%
Variable Rate	77,089	18.91%	-	0.00%	1,777	3.27%	78,866	16.94%
	150,306	36.87%	25	0.66%	9,581	17.65%	159,912	34.34%

	$407,682	100.00%	$3,773	100.00%	$54,276	100.00%	$465,731	100.00%

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

Loans secured by real estate mortgages comprised 87.7% and 86.4% of our loan portfolio at December 31, 2014 and 2013, respectively. Residential real estate loans consist mainly of first and second mortgages on single-family homes. Loan-to-value ratios for these loans are generally limited to 90% for second mortgages and 85% for first mortgages, unless private mortgage insurance is obtained. Commercial real estate loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and commercial real estate loans is dependent primarily on the income and cash flows of the borrowers with the real estate serving as a secondary source of repayment. Real estate construction loans generally consist of financing of commercial real estate projects and some one-to-four family dwellings. Usually the loan-to-cost ratios are limited to 80%, and permanent financing commitments are generally required prior to advancing loan proceeds.

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

Our allowance for loan losses is composed of two parts, a specific portion related to impaired loans and a general section related to loans that are not impaired. Loans are impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms will not be collected. Our impaired loans decreased to $18.6 million at December 31, 2014 from $29.3 million at December 31, 2013, primarily because non-performing loans decreased $10.3 million to $6.5 million at December 31, 2014. The specific portion of our allowance for loan losses, which relates to impaired loans, decreased to $0.7 million at December 31, 2014 from $2.1 million at December 31, 2013. The general allowance, the difference between our allowance for loan losses and the specific portion of the allowance for loan losses, increased to $5.8 million at December 31, 2014 from $5.6 million at December 31, 2013. These allowances apply to non-impaired loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.1% on other consumer loans to 2.80% on construction and development loans, to categories of performing loans at each period end. We changed our methodology in 2014 of estimating annual loss ratios inherent in the loan portfolio by averaging loan charge-offs, net of recoveries, for the past four years from three years utilized in 2013 We believe that using four years to calculate the estimated loss ratios more accurately reflects expected losses over time, and the change to four years produced a higher allowance for loan losses at December 31, 2014 of approximately $825,000 than using three years which had been used at December 31, 2013.

The general section of our allowance includes a qualitative component which is calculated based on nine environmental factors such as delinquency trends, net loan charge-offs in the current period compared to historical loan charge-offs, the current level of nonperforming loans compared to historical levels, changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of our general section of the allowance was $0.7 million in both 2014 and 2013. An unallocated component is also included in the general section of the allowance which increased to $0.2 million at December 31, 2014 due to increased world geopolitical and economic risks.

The following table presents the allocation of the allowance for loan losses at the dates indicated, compared with the percent of loans in the applicable categories of total loans.

	Allocation of the Allowance for Loan Losses

	At December 31,
	2014		2013		2012		2011		2010
		% Loans		% Loans		% Loans		% Loans		% Loans
		in Each		in Each		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	($ in thousands)
Balance at end of period applicable to:

Real Estate Loans
Construction & development	$1,495	16.07%	$1,459	11.35%	$2,349	14.01%	$2,948	10.55%	$4,478	22.09%
Commercial real estate	2,144	45.59%	2,564	47.80%	4,068	46.61%	3,690	51.54%	3,364	38.71%
Home equity lines of credit	766	15.04%	580	15.07%	609	14.41%	1,126	13.59%	818	12.32%
Residential real estate	483	10.99%	472	12.18%	863	10.58%	994	10.57%	846	11.09%
	4,888	87.69%	5,075	86.40%	7,889	85.61%	8,758	86.25%	9,506	84.21%
Commercial and Consumer Loans
Commercial & industrial	1,413	11.51%	2,562	12.50%	1,885	13.27%	2,985	12.50%	2,746	14.19%
Consumer and other	28	0.80%	17	1.10%	133	1.12%	46	1.25%	79	1.60%

Unallocated	191		9		37		4		28

Total	$6,520	100.00%	$7,663	100.00%	$9,944	100.00%	$11,793	100.00%	$12,359	100.00%

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

	Nonperforming Assets
	At December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Nonperforming restructured loans	$4,254	$4,649	$7,443	$9,060	$356
Other nonaccrual loans	2,204	12,082	5,624	13,855	27,357
Total nonperforming loans	6,458	16,731	13,067	22,915	27,713
Real estate owned	5,610	2,329	5,940	6,728	9,848
Other repossessed assets	44	-	-	-	15
Total nonperforming assets	$12,112	$19,060	$19,007	$29,643	$37,576

Accruing loans past due 90 days or more	$-	$-	$33	$-	$2,326
Performing restructured loans	9,774	10,381	13,822	18,502	4,972
Allowance for loan losses	6,520	7,663	9,944	11,793	12,359
Nonperforming loans to period end loans held for investment	1.37%	3.77%	2.83%	4.71%	5.39%
Allowance for loan losses to nonperforming loans	100.96%	45.80%	76.10%	51.46%	44.60%
Nonperforming assets to total assets	1.78%	2.88%	2.75%	4.40%	5.55%

Nonperforming assets decreased in 2014 from 2013 as loan quality improved due to an improving economy, due to our continued efforts to reduce nonperforming assets, and due to our efforts to minimize the origination of new nonperforming loans by an improved credit culture. Other real estate owned increased at December 31, 2014 from December 31, 2013 due to foreclosure action in the last half of 2014. As shown in Note 3 to the consolidated financial statements, our classified loans decreased $12.7 million during 2014 to $13.5 million at December 31, 2014 and our impaired loans decreased by $10.7 million to $18.6 million at December 31, 2014. During 2014, we decreased our restructured loans to borrowers experiencing financial difficulty as total troubled debt restructurings declined to $14.0 million at December 31, 2014 from $15.0 million at December 31, 2013. Performing restructured loans decreased to $9.8 million at December 31, 2014 from $10.4 million at December 31, 2013. The following table gives expanded disclosure of our loans outstanding and impaired loans by loan type along with specific loan loss allowances at December 31, 2014 and December 31, 2013, and net loan charge-offs in 2014 and 2013.

	At December 31, 2014
			Impaired Loans		Year to Date
	Loans Outstanding			Specific Loan	Net Loan
	Balances	Percent	Balances	Loss Allowances	Charge-offs
	(Dollars in thousands)
Real Estate Loans:
Construction & development	$75,869	16.07%	$1,056	$-	$(10)
Commercial real estate	215,280	45.59%	10,848	357	702
Home equity lines	71,006	15.04%	614	127	241
Residential real estate	51,902	10.99%	5,520	216	28
Total real estate	414,057	87.69%	18,038	700	961
Commercial and industrial	54,359	11.51%	522	22	1,531
Consumer & other	3,773	0.80%	-	-	87
Total loans held for investment	$472,189	100.00%	$18,560	$722	$2,579

	At December 31, 2013
			Impaired Loans		Year to Date
	Loans Outstanding			Specific Loan	Net Loan
	Balances	Percent	Balances	Loss Allowances	Charge-offs
	(Dollars in thousands)
Real Estate Loans:
Construction & development	$50,397	11.35%	$1,800	$-	$377
Commercial real estate	212,272	47.80%	17,633	541	3,994
Home equity lines	66,926	15.07%	554	24	131
Residential real estate	54,115	12.18%	5,466	102	(59)
Total real estate	383,710	86.40%	25,453	667	4,443
Commercial and industrial	55,504	12.50%	3,815	1,396	1,239
Consumer & other	4,873	1.10%	-	-	49
Total loans held for investment	$444,087	100.00%	$29,268	$2,063	$5,731

Deposits. The maturity distribution of time deposits of $100,000 or more at December 31, 2014, 2013 and 2012 is presented below. Such deposits may be more volatile and interest rate sensitive than other deposits. Our deposit focus in 2014 centered on increasing lower cost demand accounts and lowering the pricing on time deposits to improve our net interest income which resulted in a decline in time deposits.

Certificates of Deposit in Amounts of $100,000 or More

	At December 31,
Remaining maturity:	2014	2013	2012
	(in thousands)
Three months or less	$11,628	$7,103	$17,737
Over three through six months	49,526	19,151	55,542
Over six through twelve months	22,418	24,703	26,292
Over twelve months	5,290	51,340	21,454
	$88,862	$102,297	$121,025

Interest rate sensitivity. Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Prior to 2010, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2010, we set our Carolina Bank prime at 4.50% when the Wall Street Journal Prime declined to 3.25% with the expectation that the Carolina Bank prime would rise less than the Wall Street Journal Prime until the two reached parity at 6.25%. Approximately 28.4% of our loans held for investment, or $134.3 million at December 31, 2014, adjust with the Carolina Bank prime. We also implemented floors on a number of our variable rate loans which improves our loan yields in a low interest rate environment. Most of our home equity lines of credit are variable rate and adjust with the Wall Street Journal Prime rate. Our net yield on average interest-earning assets increased to 3.80% in 2014 from 3.59% in 2013 because of a change in asset mix as average loans held for investment and average investment securities, which have higher yields, increased while interest-bearing deposits in banks, which have lower yields, decreased. Our simulation analysis indicates that our net interest margin will decline approximately 3.3% in one year, if interest rates immediately rise 1% and will not increase above current projected levels until interest rates rise between 3% and 4%. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is the major reason for the potential decline in net interest income as the Wall Street Journal Prime increases. Our simulation analysis assumes that our money market and premium savings account rates, which together compose approximately 48% of our deposits, only rise 1.30% with the first 2% increase in the Federal funds rate, then rise 1.50% with the next 2% increase in the Federal funds rate, and increase 0.85% for each remaining 1% increase in the Federal funds rate beyond the first 4% increase. We have increased our fixed rate loans during 2014 due to competitive pressures which increased our interest rate risk, but have limited fixed rate maturities to control duration.

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

	Repricing Schedule as of December 31, 2014
			More than
	0-90	91-365	1 Year to	Over
	Days	Days	3 Years	3 Years	Total
	(Dollars in Thousands)
Interest-earning assets
Interest-bearing deposits	$38,232	$-	$-	$-	$38,232
Bank term deposits	-	6,216	7,890	-	14,106
Investment securities	15,977	136	-	50,731	66,844
Loans held for sale	39,780	-	-	-	39,780
Loans	60,152	79,776	71,083	254,720	465,731
Total	154,141	86,128	78,973	305,451	624,693

Interest-bearing liabilities
Savings, NOW and money market	344,919	-	-	-	344,919
Time Deposits	23,741	66,920	45,702	7,453	143,816
Federal Home Loan Bank advances	26	78	220	2,461	2,785
Securities sold under agreements to repurchase	176	-	-	-	176
Subordinated debentures	19,610	-	-	-	19,610
Total	388,472	66,998	45,922	9,914	511,306

Interest sensitive gap	$(234,331)	$19,130	$33,051	$295,537	$113,387

Cumulative gap	$(234,331)	$(215,201)	$(182,150)	$113,387	$113,387

Ratio of interest-sensitive assets to interest-sensitive liabilities	39.68%	128.55%	171.97%	3081.01%	122.18%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	39.68%	52.75%	63.67%	122.18%	122.18%

Return on equity and assets. The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), cash dividend payout ratio (cash dividends declared divided by net income), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

	For the Years
	Ended December 31,
	2014	2013	2012

Return on Average Assets	0.50%	0.60%	1.12%
Return on Average Stockholders' Equity	6.57%	7.58%	14.98%
Dividend Payout Ratio	-	-	-
Average Stockholders' Equity as a Percentage of Average Assets	7.66%	7.88%	7.46%

Capital resources. Carolina Bank Holdings, Inc. and Carolina Bank are subject to various regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain minimum ratios of capital to risk-weighted assets and average total assets. Carolina Bank Holdings, Inc. and Carolina Bank exceeded all minimum published capital requirements, and Carolina Bank met the requirements to be categorized as “well capitalized” at December 31, 2014 and 2013. The capital ratios for Carolina Bank Holdings consolidated and Carolina Bank are detailed in Note 10 to the consolidated financial statements. Included in the regulatory capital of Carolina Bank Holdings, Inc. and Subsidiary is $10.0 million in junior subordinated debentures (“trust preferred securities”) which has been primarily reinvested in the Bank. These trust preferred securities qualify as Tier 1 capital under current regulatory guidelines. Carolina Bank issued $9.3 million in subordinated debentures in 2008 which is included in the regulatory capital of the Bank and the consolidated capital of Carolina Bank Holdings, Inc and Subsidiary as Tier 2 capital. These subordinated debentures lost 40% of their capital eligibility through October 1, 2014 and will lose 20% per year over a three year period beginning in October 2015. On January 9, 2009 we issued $16 million in preferred stock to the United States Treasury under the Capital Purchase Program to help support future growth. The Treasury sold our preferred stock to private investors and we repurchased $5 million of the preferred stock during 2013. The remaining $11.0 million in preferred stock is included in the Tier 1 consolidated capital of Carolina Bank Holdings, Inc. and Subsidiary, and most of this capital was reinvested in Carolina Bank as Tier 1 common capital. Carolina Bank Holdings, Inc. and Carolina Bank were current on interest payments on its trust preferred securities, subordinated debentures, and on its dividend payments on its preferred stock as of December 31, 2014. No common stock dividends are anticipated in the near future.

During 2013, Basel III capital requirements were adopted by United States banking regulators. The Basel III regulations establish a common equity Tier 1 capital requirement of 4.5% in 2015 and 7.0% by 2019. The new regulations change risk weights for certain on and off balance sheet assets and require deductions from capital for certain types of assets. We believe we are in compliance with the Basel III capital requirements.

Inflation. Since our assets and liabilities are primarily monetary in nature, our performance is more affected by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not necessarily be the same. Since our Carolina Bank prime rate, which is used to price most of our commercial variable rate loans, is currently higher than the Wall Street Journal prime rate, we do not expect our Carolina Bank prime rate to increase as much as the Wall Street Journal prime until the two reach parity at 6.25%.

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

Item not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Carolina Bank Holdings, Inc. and Subsidiary

Greensboro, NC

We have audited the accompanying consolidated balance sheets of Carolina Bank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Bank Holdings, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, PLLC

Charlotte, North Carolina

March 26, 2015

Elliott Davis Decosimo PLLC | www.elliottdavis.com

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2014 and 2013

	December 31,
	2014	2013
	(in thousands, except share data)
Assets
Cash and due from banks	$7,942	$6,037
Interest-bearing deposits with banks	38,232	58,859
Bank term deposits	14,106	11,118
Securities available-for-sale, at fair value	51,200	62,016
Securities held-to-maturity (fair values of $15,945 in 2014 and $14,462 in 2013)	15,644	14,810
Loans held for sale	39,780	28,382
Loans	472,189	444,087
Less allowance for loan losses	(6,520)	(7,663)
Net loans	465,669	436,424
Premises and equipment, net	18,311	18,261
Other real estate owned	5,610	2,329
Bank-owned life insurance	11,483	11,129
Other assets	11,286	12,442
Total assets	$679,263	$661,807

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$106,163	$84,911
NOW, money market and savings	344,919	342,970
Time	143,816	151,216
Total deposits	594,898	579,097

Advances from the Federal Home Loan Bank	2,785	2,885
Securities sold under agreements to repurchase	176	3,032
Subordinated debentures	19,610	19,610
Other liabilities and accrued expenses	9,139	7,579
Total liabilities	626,608	612,203

Commitments and contingencies - Note 11

Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 10,994 shares	10,994	10,994
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 3,434,680 in 2014 and 3,428,776 in 2013	3,435	3,429
Additional paid-in capital	16,339	16,226
Retained earnings	20,748	18,336
Stock in directors' rabbi trust	(1,465)	(1,347)
Directors' deferred fees obligation	1,465	1,347
Accumulated other comprehensive income	1,139	619
Total stockholders’ equity	52,655	49,604
Total liabilities and stockholders’ equity	$679,263	$661,807

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended December 31, 2014 and 2013

	2014	2013
	(in thousands, except per share data)
Interest income
Loans	$24,168	$24,128
Investment securities, taxable	1,547	1,221
Investment securities, non taxable	532	480
Interest from deposits in banks	201	242
Total interest income	26,448	26,071

Interest expense
NOW, money market and savings	957	1,099
Time deposits	1,593	1,935
Other borrowed funds	641	722
Total interest expense	3,191	3,756

Net interest income	23,257	22,315
Provision for loan losses	1,436	3,450
Net interest income after provision for loan losses	21,821	18,865
Non-interest income
Service charges	1,269	1,156
Mortgage banking income	7,771	12,421
Gain on sale of investment securities	274	272
Other	99	485
Total non-interest income	9,413	14,334

Non-interest expense
Salaries and benefits	16,951	17,153
Occupancy and equipment	3,070	2,944
Foreclosed property expense	270	967
Professional fees	1,781	1,552
Outside data processing	1,090	918
FDIC insurance	534	519
Advertising and promotion	938	830
Stationery, printing and supplies	560	649
Other	1,810	2,088
Total non-interest expense	27,004	27,620

Income before income taxes	4,230	5,579
Income tax expense	884	1,569
Net income	3,346	4,010
Dividends and accretion on preferred stock	933	1,082
Net income available to common stockholders	$2,413	$2,928
Net income per common share
Basic	$0.70	$0.86
Diluted	$0.70	$0.85

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2014 and 2013

	2014	2013
	(in thousands)

Net income	$3,346	$4,010

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	1,062	(1,436)
Tax effect	(361)	488
Reclassification of gains recognized in net income	(274)	(272)
Tax effect	93	92
	520	(1,128)

Comprehensive income	$3,866	$2,882

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2014 and 2013

						Stock in	Directors'	Accumulated
			Common	Additional		Directors'	Deferred	Other
	Preferred	Common	Stock	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2012	$15,573	$3,387	$1,841	$15,906	$15,408	$(1,050)	$1,050	$1,747	$53,862

Net income	-	-	-	-	4,010	-	-	-	4,010
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(1,128)	(1,128)
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(297)	297	-	-
Stock options exercised	-	42	-	287	-	-	-	-	329
Repurchase of common stock warrant	-	-	(1,841)	41	-	-	-	-	(1,800)
Repurchase of preferred stock	(4,950)	-	-	(8)	-	-	-	-	(4,958)
Accretion of preferred stock discount	371	-	-	-	(371)	-	-	-	-
Preferred stock dividends declared	-	-	-	-	(711)	-	-	-	(711)

Balance, December 31, 2013	$10,994	$3,429	$-	$16,226	$18,336	$(1,347)	$1,347	$619	$49,604

Net income	-	-	-	-	3,346	-	-	-	3,346
Other comprehensive income, net of tax	-	-	-	-	-	-	-	520	520
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(118)	118	-	-
Stock options exercised	-	6	-	47	-	-	-	-	53
Stock options expensed	-	-	-	22	-	-	-	-	22
Tax benefit from distribution of non-qualified stock	-	-	-	44	-	-	-	-	44
Preferred stock dividends declared	-	-	-	-	(934)	-	-	-	(934)

Balance, December 31, 2014	$10,994	$3,435	$-	$16,339	$20,748	$(1,465)	$1,465	$1,139	$52,655

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2014 and 2013

	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$3,346	$4,010
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	1,436	3,450
Depreciation	874	837
Increase in cash surrender value of bank-owned life insurance	(354)	(364)
Stock-based compensation expense	66	-
Deferred income tax (benefit)	(281)	1,788
Amortization (Accretion), net	138	(9)
Amortization of subordinated debt discount	-	47
Decrease (increase) in fair value of loans held for sale	(230)	1,027
Gain on sale of other real estate owned	(217)	(71)
Gain on sale of investments	(274)	(272)
Gain on sale of loans held for sale	(7,692)	(13,387)
Impairment of other real estate owned	156	632
Proceeds from sale of loans held for sale	570,830	1,013,566
Originations of loans held for sale	(574,306)	(897,826)
Loss on sale of premises and equipment	178	-
Decrease in other assets	1,169	2,889
Increase (decrease) in other liabilities and accrued expenses	1,506	(1,157)
Net cash provided by (used for) operating activities	(3,655)	115,160

Cash flows from investing activities
Increase in bank term deposits	(2,988)	(11,118)
Purchases of investment securities available-for-sale	(5,171)	(26,309)
Purchases of investment securities held-to-maturity	(2,015)	(15,210)
Maturities and calls of securities available-for-sale	4,789	670
Maturities and calls of securities held-to-maturity	379	167
Repayments from mortgage-backed securities available-for-sale	2,883	2,555
Repayments from mortgage-backed securities held-to-maturity	682	235
Net decrease (increase) in loans	(37,079)	9,860
Proceeds from sales of investment securities	9,359	1,886
Improvements to other real estate owned	(872)	(205)
Purchases of premises and equipment	(1,415)	(1,366)
Proceeds from sales of other real estate owned and premises and equipment	4,363	5,305
Net cash used for investing activities	(27,085)	(33,530)

Cash flows from financing activities
Net increase (decrease) in deposits	15,801	(11,828)
Net decrease in Federal Home Loan Advances	(100)	(13,097)
Increase (decrease) in securities sold under agreements to repurchase	(2,856)	1,082
Proceeds from exercise of stock options	53	329
Repurchase of common stock warrants	-	(1,800)
Repurchase of preferred stock	-	(4,958)
Dividends paid on preferred stock	(880)	(1,561)
Net cash provided by (used for) financing activities	12,018	(31,833)

Net increase (decrease) in cash and cash equivalents	(18,722)	49,797
Cash and cash equivalents at beginning of period	64,896	15,099
Cash and cash equivalents at end of period	$46,174	$64,896

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,199	$3,798
Cash paid (received) during the period for income taxes	$(182)	$821
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$6,398	$2,050
Accretion of preferred stock discount	$-	$371
Change in unrealized gains on securities available-for-sale, net of tax	$520	$(1,128)

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth counties of North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has four locations in Greensboro and an office in Asheboro, Burlington, High Point and Winston-Salem. In addition, the Bank has a second office under construction in Winston-Salem with an estimated opening date in the second quarter of 2015. All banking offices are in the Piedmont Triad region of North Carolina. A wholesale mortgage division is located at the Greensboro corporate headquarters, and mortgage loan production offices are located in Burlington, Chapel Hill, Pinehurst, and Sanford.

The following is a description of the significant accounting and reporting policies that the Holding Company and Bank (collectively the “Company”) follow in preparing and presenting their consolidated financial statements.

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

December 31, 2014 and 2013

Note 1 - Summary of significant accounting policies (continued)

(c)	Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified at acquisition into one of three categories and accounted for as follows:

•	securities held-to-maturity - reported at amortized cost;
•	trading securities - reported at fair value with unrealized gains and losses included in earnings, or;
•	securities available-for-sale - reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect).

The Company does not engage in any securities trading activities. Gains and losses on sales of securities are recognized on a specific identification basis. Purchases and sales of investments are recorded on a trade-date basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method. An investment in the Federal Home Loan Bank of $723,000 and $964,000 at December 31, 2014 and 2013, respectively, is included in other assets and represents restricted stock which is carried at cost and is required for advances or borrowings. An investment in Pacific Coast Bankers’ Bancshares of $102,000 at December 31, 2014 and 2013 is included in other assets and carried at cost.

(d)	Loans held for sale and hedging activities

Loans held for sale represent residential real estate loans originated by the mortgage division, which was formed in 2007. Generally, optional commitments to sell these loans are made shortly after origination commitments are entered into with borrowers. The Company opted to account for loans held for sale at fair value which is measured based on what secondary markets are currently offering for portfolios with similar characteristics. The Company, in years prior to 2013, also sold mortgage-backed securities on a forward basis to hedge some of its origination commitments to borrowers. Forward sale mortgage- backed securities and the value of the estimated loan commitments that were hedged are also accounted for at fair value. Assumptions related to the closing ratio of loan commitments and the projected profit from loan sales were used to estimate the fair value of hedged loan commitments. These estimates of fair value vary based on the level of interest rates and demand for residential mortgage loans.

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

December 31, 2014 and 2013

Note 1 - Summary of significant accounting policies (continued)

The Company uses the allowance method in providing for loan losses. The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risks of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquencies, loss trends, and other factors. Management believes that the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used. The Company changed its allowance methodology during 2014 to more accurately reflect the estimated loss ratios inherent in the loan portfolio by increasing the look back period for computing historical losses to the most recent four years from the most recent three years, adjusted for certain subjective factors. The change to four years produced a higher allowance and higher provision of approximately $825,000 than using three years. Net loan charge-offs, which are loan charge-offs less recoveries, are the basis for computing loan loss trends, and the Company generally records charge-offs on non-performing real estate loans when new appraisals are obtained rather than waiting until collection efforts have been exhausted. Net loan charge-offs for 2014 and 2013 were $2,579,000 and $5,731,000, respectively.

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

December 31, 2014 and 2013

Note 1 - Summary of significant accounting policies (continued)

(g)	Premises and equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis. Useful lives are estimated at twenty-five to forty-five years for buildings and three to ten years for equipment. Leasehold improvements are amortized over the expected terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operating expenses as incurred.

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

The Company’s shareholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors (Director Plan) and two incentive stock option plans for management and employees (Employee Plans). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock have been reserved for issuance under the terms of the Omnibus Plan; of which, 10,000 incentive stock options have been issued.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 - Summary of significant accounting policies (continued)

The Company accounts for stock option grants in accordance with the standard, Accounting for Stock-Based Compensation. The fair value of options granted in 2014 to an executive was $22,000 which was expensed in 2014. As of December 31, 2014, there was no unrecognized compensation cost related to non-vested share-based compensation.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2014: dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 0.90%, and weighted average expected lives of three years. The weighted average fair value per share of options granted for the year ended December 31, 2014 was $2.15.

Following is a summary of stock options outstanding under both plans, adjusted for the stock splits that have occurred in prior years:

	Employee Stock Options
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	($000s)
Balance at January 1, 2013	156,581	$9.63	$-
Issued	-	-
Exercised	(41,731)	7.88
Forfeited	(1,846)	10.91
Balance at December 31, 2013	113,004	10.25	-
Issued	10,000	9.86
Exercised	(5,904)	9.00
Forfeited	(41,880)	9.41
Balance at December 31, 2014	75,220	$10.77	$-

Exercisable at December 31, 2014	75,220	$10.77	$-

At December 31, 2014, stock options granted to employees were exercisable at a weighted average exercise price of $10.77. The range of exercise prices at December 31, 2014 for stock option plans was $9.86 - $11.65. The weighted average remaining contractual term for outstanding stock options was 34 months.

The aggregate intrinsic value of all stock options and of all exercisable options at December 31, 2014 was $0.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 - Summary of significant accounting policies (continued)

(l)	Reclassification

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

(m)	Advertising

Advertising costs are expensed as incurred.

(n)	Operating segments

ASC 280, “Segment Reporting”, provides guidance on the reporting and disclosure of information about operating segments. The Company is considered to have three principal business segments in 2014 and 2013, the Commercial/Retail bank, the Mortgage division, and the holding company. The Mortgage division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. The Mortgage Division added a retail mortgage loan production office in July 2010 and another four retail mortgage loan production offices between 2012 and 2014. Retail mortgage loan officers are also located in five of eight full service bank offices. Financial performance for 2014 and 2013 and selected balance sheet information at December 31, 2014 and 2013 for each segment is shown in Note 16.

(o)	Retail repurchase agreements

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers. Retail repurchase agreements are collateralized by securities of U.S. governmental agencies or by mortgage-backed securities issued by government sponsored entities. The market value of collateral pledged for retail repurchase agreements is monitored by the Company to equal or exceed the balances borrowed.

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 - Summary of significant accounting policies (continued)

On January 15, 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force), to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if those conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Further, the decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. An entity that has used the effective yield method to account for its investments in qualified affordable housing before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments will be effective for the Company on a retrospective basis for interim and annual reporting periods beginning January 1, 2015. Early adoption is permitted. The Company has a $3 million qualified affordable housing investment of which $1,062,000 has been amortized through non-interest income over the past few years. The amount of amortization, which reduced non-interest income, was $315,000 and $217,000 for the years ending December 31, 2014 and 2013, respectively. Income tax credits which reduced income tax expense were $370,000 and $366,000 for the years ending December 31, 2014 and 2013, respectively. Under the proportional amortization method, part of the amortization which has reduced non-interest income would be reclassified to increase income tax expense. The Company does not expect these amendments to have a material effect on its financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 - Summary of significant accounting policies (continued)

In August, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The first management assessments are required in the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These assessments and disclosures are not expected to have a material effect on the Company’s consolidated financial statements.

In January, 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU eliminates the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless the event or transaction is both unusual in nature and infrequent in occurrence. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. These amendments are not expected to have a material effect on the Company’s statement of financial position.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for reporting period beginning with the first quarter of 2015. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 - Summary of significant accounting policies (continued)

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to December 31, 2014. The FASB proposal on Current Expected Credit Loss (“CECL”) is expected to be released in 2015 and will likely be effective in 2018 or 2019. CECL is expected to require institutions of all sizes to recognize an immediate allowance for expected credit losses on loans and securities which could materially exceed the current historical loss rate method currently used to calculate the allowance for loan losses.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 2 – Securities

A summary of the amortized cost and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
December 31, 2014

Available-for-sale
Municipal securities	$19,093	$831	$28	$19,896
FNMA, FHLMC, and GNMA mortgage-backed securities	18,670	682	-	19,352
Corporate securities	9,822	149	7	9,964
Asset-backed securities	1,847	83	-	1,930
Unrestricted stock	42	16	-	58
	$49,474	$1,761	$35	$51,200

Held-to-maturity
Municipal securities	$7,722	$198	$22	$7,898
FNMA mortgage-backed securities	5,945	38	-	5,983
Asset-backed securities	1,977	87	-	2,064
	$15,644	$323	$22	$15,945

December 31, 2013

Available-for-sale
Municipal securities	$23,395	$705	$491	$23,609
FNMA, FHLMC, and GNMA mortgage-backed securities	20,479	548	65	20,962
Corporate securities	15,147	222	63	15,306
Asset backed securities	2,015	45	-	2,060
Unrestricted stock	42	37	-	79
	$61,078	$1,557	$619	$62,016

Held-to-maturity
Municipal securities	$8,178	$-	$180	$7,998
FNMA mortgage-backed securities	6,632	-	168	6,464
	$14,810	$-	$348	$14,462

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 2 – Securities (continued)

The scheduled maturities of debt securities available-for-sale and held-to-maturity at December 31, 2014 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$994	$1,001	$-	$-	$994	$1,001
Due from one to five years	7,397	7,593	2,696	2,737	10,093	10,330
Due from five to ten years	10,453	10,913	5,178	5,471	15,631	16,384
Over ten years	10,073	10,352	12,641	13,075	22,714	23,427
	$28,917	$29,859	$20,515	$21,283	$49,432	$51,142
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	2,477	2,520	-	-	2,477	2,520
Over ten years	5,245	5,379	7,922	8,046	13,167	13,425
	$7,722	$7,899	$7,922	$8,046	$15,644	$15,945

Municipal securities, mortgage-backed securities, corporate securities, and asset-backed securities were sold during 2014 and 2013 for gains totaling $274,000 and $272,000, respectively.

At December 31, 2014, securities with a carrying value of approximately $25,327,000 were pledged to secure retail repurchase agreements and certain deposits.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At December 31, 2014, one corporate debt security with $972,000 in fair value and six municipal securities with $6,446,000 in fair value had total unrealized losses of $57,000. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 2 – Securities (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
December 31, 2014:
Municipal securities	1	$1,469	$22	5	$4,977	$28	6	$6,446	$50
Corporate securities	-	-	-	1	972	7	1	972	7
Total	1	$1,469	$22	6	$5,949	$35	7	$7,418	$57

December 31, 2013:
Municipal securities	15	$18,585	$620	1	$541	$51	16	$19,126	$671
FNMA and FHLMC
mortgage-backed securities	4	10,024	233	-	-	-	4	10,024	233
Corporate securities	4	3,919	55	1	492	8	5	4,411	63
Total	23	$32,528	$908	2	$1,033	$59	25	$33,561	$967

Note 3 - Loans and allowance for loan losses

The following is a description of loan categories and related risks factors:

Construction & development - The construction and development loan portfolio includes loans to construct new homes, multifamily units, retail establishments, and commercial properties as well as development loans that facilitate the final construction of the aforementioned properties. A majority of properties being constructed are for low income housing and are being pre-sold to developers. A few of the properties being constructed are for speculative purposes with repayment dependent on the sale of completed construction to the final users of the property. This portfolio experienced the highest losses during the most recent economic downturn and generally has the highest risk of our loan portfolio; however, loans for speculative purposes have been reduced to limit risk.

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

December 31, 2014 and 2013

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

Loans at December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Real Estate Loans:
Construction & development	$75,869	$50,397
Commercial real estate	215,025	212,144
Home equity lines	71,006	66,926
Residential real estate	51,902	54,115
Total real estate loans	413,802	383,582
Commercial & industrial	54,359	55,504
Consumer & other	3,773	4,873
Total loans	471,934	443,959
Less:
Deferred loan fees (costs)	(255)	(128)
Allowance for loan losses	6,520	7,663

	$465,669	$436,424

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 3 - Loans and allowance for loan losses (continued)

The activity in the allowance for loan losses for 2014 and 2013 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2014
Beginning of year balance	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Provision for loan losses	26	282	427	39	382	98	182	1,436
Charge-offs	(22)	(1,050)	(244)	(147)	(1,913)	(109)	-	(3,485)
Recoveries	32	348	3	119	382	22	-	906
Balance at December 31,	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
2013
Beginning of year balance	$2,349	$4,068	$609	$863	$1,885	$133	$37	$9,944
Provision for loan losses	(513)	2,490	102	(450)	1,916	(67)	(28)	3,450
Charge-offs	(418)	(4,000)	(133)	(97)	(1,703)	(81)	-	(6,432)
Recoveries	41	6	2	156	464	32	-	701
Balance at December 31,	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663

Balances at December 31, 2014
Allowance for loan losses:
Balance at December 31,	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Ending balance individually evaluated for impairment	$-	$357	$127	$216	$22	$-	$-	$722
Ending balance collectively evaluated for impairment	$1,495	$1,787	$639	$267	$1,391	$28	$191	$5,798
Loans Outstanding:
Balance at December 31,	$75,869	$215,280	$71,006	$51,902	$54,359	$3,773	$-	$472,189
Ending balance individually evaluated for impairment	$1,056	$10,848	$614	$5,520	$522	$-	$-	$18,560
Ending balance collectively evaluated for impairment	$74,813	$204,432	$70,392	$46,382	$53,837	$3,773	$-	$453,629

Balances at December 31, 2013
Allowance for loan losses:
Balance at December 31,	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Ending balance individually evaluated for impairment	$-	$541	$24	$102	$1,396	$-	$-	$2,063
Ending balance collectively evaluated for impairment	$1,459	$2,023	$556	$370	$1,166	$17	$9	$5,600
Loans Outstanding:
Balance at December 31,	$50,397	$212,272	$66,926	$54,115	$55,504	$4,873	$-	$444,087
Ending balance individually evaluated for impairment	$1,800	$17,633	$554	$5,466	$3,815	$-	$-	$29,268
Ending balance collectively evaluated for impairment	$48,597	$194,639	$66,372	$48,649	$51,689	$4,873	$-	$414,819

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 3 - Loans and allowance for loan losses (continued)

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At December 31, 2014
Real Estate Loans:
Construction & development	$-	$-	$990	$990	$74,879	$75,869	$-
Commercial real estate	-	-	3,107	3,107	212,173	215,280	-
Home equity lines	-	-	355	355	70,651	71,006	-
Residential real estate	622	38	1,923	2,583	49,319	51,902	-
Total real estate	622	38	6,375	7,035	407,022	414,057	-
Commercial & industrial	-	70	83	153	54,206	54,359	-
Consumer & other	25	-	-	25	3,748	3,773	-
Total loans	$647	$108	$6,458	$7,213	$464,976	$472,189	$-

At December 31, 2013
Real Estate Loans:
Construction & development	$-	$-	$1,695	$1,695	$48,702	$50,397	$-
Commercial real estate	222	-	9,067	9,289	202,983	212,272	-
Home equity lines	60	-	402	462	66,464	66,926	-
Residential real estate	750	100	2,153	3,003	51,112	54,115	-
Total real estate	1,032	100	13,317	14,449	369,261	383,710	-
Commercial & industrial	9	-	3,414	3,423	52,081	55,504	-
Consumer & other	-	-	-	-	4,873	4,873	-
Total loans	$1,041	$100	$16,731	$17,872	$426,215	$444,087	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At December 31, 2014 and 2013, the total recorded investment in impaired loans amounted to approximately $18,560,000 and $29,268,000, respectively. Of these impaired loans, $6,458,000 and $16,731,000 were on non-accrual at December 31, 2014 and 2013, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 3 - Loans and allowance for loan losses (continued)

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
December 31, 2014
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,056	$1,056	$-	$875	$6
Commercial real estate	5,300	7,980	-	8,133	386
Home equity lines	320	527	-	528	20
Residential real estate	3,685	3,914	-	3,964	145
Total real estate	10,361	13,477	-	13,500	557
Commercial & industrial	116	1,110	-	1,640	1
Consumer & other	-	-	-	-	-
Total loans	10,477	14,587	-	15,140	558
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	5,548	5,943	357	6,026	288
Home equity lines	294	350	127	351	17
Residential real estate	1,835	1,911	216	1,998	217
Total real estate	7,677	8,204	700	8,375	522
Commercial & industrial	406	417	22	447	22
Consumer & other	-	-	-	-	-
Total loans	8,083	8,621	722	8,822	544
Total impaired loans	$18,560	$23,208	$722	$23,962	$1,102
December 31, 2013
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,800	$2,101	$-	$2,101	$48
Commercial real estate	13,247	16,943	-	18,001	646
Home equity lines	353	548	-	549	23
Residential real estate	3,654	3,914	-	4,099	210
Total real estate	19,054	23,506	-	24,750	927
Commercial & industrial	1,850	2,950	-	3,071	97
Consumer & other	-	25	-	25	1
Total loans	20,904	26,481	-	27,846	1,025
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	4,386	4,619	541	4,679	206
Home equity lines	201	245	24	245	14
Residential real estate	1,812	1,878	102	1,928	79
Total real estate	6,399	6,742	667	6,852	299
Commercial & industrial	1,965	2,443	1,396	2,556	82
Consumer & other	-	-	-	-	-
Total loans	8,364	9,185	2,063	9,408	381
Total impaired loans	$29,268	$35,666	$2,063	$37,254	$1,406

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 3 - Loans and allowance for loan losses (continued)

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans.
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Classified - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

	Outstanding Loans at December 31, 2014 and December 31, 2013
	Construction &		Commercial		Home Equity
	Development		Real Estate		Lines of Credit
	2014	2013	2014	2013	2014	2013
	(in thousands)
Pass	$74,813	$47,826	$194,767	$193,183	$69,937	$65,429
Special Mention	66	881	12,965	4,035	40	113
Classified	990	1,690	7,548	15,054	1,029	1,384
Total	$75,869	$50,397	$215,280	$212,272	$71,006	$66,926

	Residential		Commercial &		Consumer
	Real Estate		Industrial		& Other
	2014	2013	2014	2013	2014	2013
	(in thousands)
Pass	$45,310	$48,838	$53,449	$51,639	$3,773	$4,870
Special Mention	2,723	979	817	82	-	3
Classified	3,869	4,298	93	3,783	-	-
Total	$51,902	$54,115	$54,359	$55,504	$3,773	$4,873

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 3 - Loans and allowance for loan losses (continued)

The following is a summary of non-accrual loans at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
	(in thousands)
Real Estate Loans:
Construction & development	$990	$1,695
Commercial real estate	3,107	9,067
Home equity lines	355	402
Residential real estate	1,923	2,153
Total real estate	6,375	13,317
Commercial & industrial	83	3,414
Consumer & other	-	-
Total loans	$6,458	$16,731

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

Available commitments for troubled debt restructurings outstanding as of December 31, 2014 totaled $395,000.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 3 - Loans and allowance for loan losses (continued)

The following tables present troubled debt restructurings as of December 31, 2014 and 2013:

	Troubled Debt Restructurings
	December 31, 2014
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$66	4	$990	5	$1,056
Commercial real estate	12	7,360	4	2,339	16	9,699
Home equity lines	0	-	0	-	0	-
Residential real estate	10	1,943	5	920	15	2,863
Total real estate	23	9,369	13	4,249	36	13,618
Commercial & industrial	2	405	1	5	3	410
Consumer & other	0	-	0	-	0	-
Total loans	25	$9,774	14	$4,254	39	$14,028

	December 31, 2013
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$105	6	$1,111	7	$1,216
Commercial real estate	12	7,783	6	2,860	18	10,643
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,103	2	246	13	2,349
Total real estate	24	9,991	14	4,217	38	14,208
Commercial & industrial	2	390	2	432	4	822
Consumer & other	0	-	0	-	0	-
Total loans	26	$10,381	16	$4,649	42	$15,030

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

December 31, 2014 and 2013

Note 3 - Loans and allowance for loan losses (continued)

The following tables present newly restructured loans that occurred during 2014 and 2013:

	New Troubled Debt Restructurings
	Year Ended December 31, 2014
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	3	$-	0	$-	3	$-
Residential real estate	0	-	1	410	1	234	0	-	2	644
Total real estate	0	-	1	410	4	234	0	-	5	644
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	1	$410	4	$234	0	$-	5	$644

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	3	$565	0	$-	3	$565
Residential real estate	0	-	1	398	1	230	0	-	2	628
Total real estate	0	-	1	398	4	795	0	-	5	1,193
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	1	$398	4	$795	0	$-	5	$1,193

	Year Ended December 31, 2013
Real Estate Loans:
Construction & development	0	$-	0	$-	5	$-	0	$-	5	$-
Commercial real estate	0	-	0	-	1	527	0	-	1	527
Residential real estate	0	-	0	-	1	244	0	-	1	244
Total real estate	0	-	0	-	7	771	0	-	7	771
Consumer & other	0	-	0	-	1	50	0	-	1	50
Total loans	0	$-	0	$-	8	$821	0	$-	8	$821

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	5	$1,059	0	$-	5	$1,059
Commercial real estate	0	-	0	-	1	517	0	-	1	517
Residential real estate	0	-	0	-	1	239	0	-	1	239
Total real estate	0	-	0	-	7	1,815	0	-	7	1,815
Consumer & other	0	-	0	-	1	-	0	-	1	-
Total loans	0	$-	0	$-	8	$1,815	0	$-	8	$1,815

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 3 - Loans and allowance for loan losses (continued)

The following table represents financing receivables modified as troubled debt restructurings and with a payment default occurring within 12 months of the restructure date, during the years ended December 31, 2014 and 2013:

TDRs with a payment default occurring within 12 months of restructure

	During the year ended
	December 31, 2014		December 31, 2013
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	0	$-	2	$308
Total real estate	0	-	2	308
Commercial & industrial	0	-	0	-
Total loans	0	$-	2	$308

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

The Company made loans in the ordinary course of business to certain directors and executive officers of the Company and to their affiliates and associates. The total amount of such loans outstanding was $8,732,000 and $8,290,000 at December 31, 2014 and 2013, respectively. During 2014, new loans were $4,422,000 and repayments were $2,415,000, exclusive of retired directors. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with borrowers not related to the lender.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 4 - Premises and equipment

Premises and equipment at December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Land	$4,419	$4,594
Building and improvements	6,307	6,160
Construction in progress	987	481
Leasehold improvements	7,878	7,862
Furniture and equipment	5,594	5,561
Land improvements	1,004	1,004
	26,189	25,662
Less accumulated depreciation	(7,878)	(7,401)

Premises and equipment, net	$18,311	$18,261

$20,000 of interest was capitalized in 2014 and no interest was capitalized in 2013. Depreciation expense was $874,000 in 2014 and $837,000 in 2013.

The Company is obligated to spend approximately $1,110,000 to complete the construction of its second Winston-Salem office in addition to $987,000 already spent and capitalized through December 31, 2014.

Note 5 - Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $28,004,000 and $19,754,000 at December 31, 2014 and 2013, respectively.

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $1,430,000 and $3,810,000 at December 31, 2014 and 2013, respectively.

At December 31, 2014, the scheduled maturities of time deposits were as follows:

(in thousands)
2015	$90,661
2016	27,167
2017	18,534
2018	4,189
2019	2,816
Thereafter	449
$143,816

The Company periodically utilizes brokered deposits to lower its funding costs or to meet certain asset/liability objectives. Brokered deposits totaled $19,701,000 and $15,906,000 at December, 31, 2014 and 2013, respectively.

Overdrafts from demand deposit accounts of $28,000 and $197,000 were reclassified as loans at December 31, 2014 and 2013, respectively.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 6 - Advances from Federal Home Loan Bank of Atlanta

The Company had the following advances from the Federal Home Loan Bank outstanding at December 31, 2014 and 2013:

	2014	2013
	( in thousands)
Amortizing fixed rate advances at 1.00%	$792	$839
Amortizing fixed rate advance at 1.25%	1,198	1,228
Amortizing fixed rate advance at 0.50%	423	433
Amortizing fixed rate advance at 0.25%	291	299
Amortizing fixed rate advance at 0.00%	81	86
	$2,785	$2,885

These advances are secured by the Company’s FHLB stock and a blanket floating lien on the Company’s one-to-four family residential and commercial real estate loan portfolios. Outstanding loan balances of approximately $94.1 million were pledged to the Federal Home Loan Bank at December 31, 2014. The contractual maturities of these advances are as follows:

(in thousands)
2015	$104
2016	108
2017	112
2018	115
2019	120
Thereafter	2,226
$2,785

Credit availability for additional advances from the Federal Home Loan Bank was $58,588,000 at December 31, 2014. The Company had a discount borrowing line of $102,614,000 at December 31, 2014 from the Federal Reserve Bank of Richmond which is secured by land development, construction, commercial, and home equity loans. No borrowings have been conducted under the Federal Reserve line except for testing. The Federal Reserve line changes each month as pledged loan amounts and collateral values fluctuate.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

Note 8 - Income taxes

The Company does not have an accrual for uncertain tax positions as of December 31, 2014 and 2013, as deductions taken and benefits accrued are generally widely understood administrative practices and procedures. Any potential income tax adjustments would likely result in timing differences which would transfer a tax cost or benefit from one year to another year. The Company’s income taxes were examined for 2008 and 2009, and adjustments were primarily timing differences. With limited exceptions, income tax returns prior to 2011 are not subject to examination by the taxing authorities.

Deferred tax assets represent the future tax benefit of deductible differences, and if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. At December 31, 2014 and 2013, management believes realization of the deferred tax assets is more likely than not and accordingly has not recorded a valuation allowance.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 8 - Income taxes (continued)

The provision for income tax expense (benefit) consisted of the following for the years ended December 31:

	2014	2013
	(in thousands)
Current
Federal	$957	$(135)
State	208	(84)
	1,165	(219)
Deferred
Federal	(266)	1,427
State	(15)	361
	(281)	1,788
	$884	$1,569

A reconciliation of reported income tax expense for the years ended December 31, 2014 and 2013 to the amount of tax expense computed by multiplying income before taxes by the statutory federal income tax rate of 34% follows:

	2014	2013
	(in thousands)
Tax provision at statutory rate	$1,438	$1,897
Increase (decrease) in income taxes resulting from

State income taxes net of federal benefit	165	141
Decrease in deferred state income tax assets from a decrease in future state tax rates	-	165
Increase in cash value of life insurance	(120)	(124)
Non taxable municipal income reduced by nondeductible interest expense	(236)	(161)
Tax credits	(371)	(366)
Other	9	17
	$884	$1,569

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 8 - Income taxes (continued)

The primary components of deferred income taxes which are included in other assets are as follows:

	2014	2013
	(in thousands)
Deferred tax assets
Allowance for loan losses	$2,432	$2,858
Deferred compensation expense	2,516	2,184
Impaired assets	478	322
Provision for warranty claims	537	523
Accrued Expenses	78	-
Carryforward credits	163
Other	49	38
Gross deferred tax assets	6,253	5,925

Deferred tax liabilities
Depreciable basis of premises and equipment	669	658
Deferred loan costs	333	334
Prepaid assets	93	56
Unrealized gain on securities	587	319
Gross deferred tax liabilities	1,682	1,367

Net deferred tax assets	$4,571	$4,558

Note 9 – Preferred stock

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with applicable accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock was accreted over five years using the effective yield method, thereby increasing preferred stock dividends. The accretion of the discount was $0 and $371,000 in 2014 and 2013, respectively. Dividends at 5% per annum were paid for the first five years. The dividend rate increased to 9% per annum in February 2014.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

Note 10 - Regulatory matters

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the dividend capacity of the Bank, and loans or advances are limited to 15 percent of the Bank’s common stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect would cause the Bank’s capital to be reduced below applicable minimum regulatory capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). At December 31, 2014, management believes that the Company and the Bank met all capital adequacy requirements.

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 10 - Regulatory matters (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are presented in the table that follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			($ in thousands)
December 31, 2014:
Total Capital
(To risk weighted assets)
Consolidated	$73,616	13.68%	$43,065	≥ 8%	n/a	n/a
Carolina Bank	73,580	13.67%	43,055	≥ 8%	$53,819	≥ 10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	61,516	11.43%	21,532	≥ 4%	n/a	n/a
Carolina Bank	61,480	11.42%	21,528	≥ 4%	32,292	≥ 6%
Tier 1 Capital
(To average assets)
Consolidated	61,516	9.11%	27,006	≥ 4%	n/a	n/a
Carolina Bank	61,480	9.11%	26,990	≥ 4%	33,737	≥ 5%

December 31, 2013:
Total Capital
(To risk weighted assets)
Consolidated	$73,015	13.88%	$42,084	≥ 8%	n/a	n/a
Carolina Bank	72,877	13.85%	42,083	≥ 8%	$52,603	≥ 10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	58,985	11.21%	21,042	≥ 4%	n/a	n/a
Carolina Bank	58,848	11.19%	21,041	≥ 4%	31,562	≥ 6%
Tier 1 Capital
(To average assets)
Consolidated	58,985	8.88%	26,581	≥ 4%	n/a	n/a
Carolina Bank	58,848	8.86%	26,563	≥ 4%	33,204	≥ 5%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 11 – Commitments and Contingencies

In the normal course of business, the Company is party to a number of lawsuits, none of which management believes could have a material adverse effect on the consolidated financial statements.

Operating leases

The Company leases land for its main office, four loan production offices, and two branch facilities under operating leases. Total future minimum lease payments, excluding renewal options, at December 31, 2014, under the leases are as follows:

( in thousands)
2015	$587
2016	326
2017	325
2018	336
2019	319
Thereafter	2,856
$4,749

Total lease expense was approximately $700,000 in 2014 and $555,000 in 2013.

Loans

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 2014 and 2013, pre-approved but unused lines of credit for loans totaled approximately $174,665,000 and $159,756,000. In addition, the Company had $1,812,000 and $1,701,000 in performance standby letters of credit at December 31, 2014 and 2013, respectively. These commitments represent no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 12 – Derivatives and financial instruments (continued)

The Company sells residential mortgage loans, primarily on a best efforts basis, whereby optional commitments to sell mortgage loans are consummated at approximately the same time that optional commitments are given to borrowers to originate the loans. Generally within three weeks after loan funding, the loans are sold to investors in accordance with previously agreed upon terms.

The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$39,780	$39,353	$427	$28,382	$28,185	$197

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of income during the years ended December 31, 2014 and 2013, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Years Ended December 31,
	2014	2013
	(in thousands)
Net gains (losses) resulting from changes in fair value	$230	$(1,027)

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 13 - Employee benefit plans

All employees of the Company who meet certain eligibility requirements can elect to participate in the Bank’s 401(k) plan. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code and the plan documents. The Company makes a 100% matching contribution up to a maximum of six percent of compensation, which is vested immediately. The Company’s matching expense was $559,000 in 2014 and $645,000 in 2013.

The Company has a nonqualified deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional matching contribution for monthly fees and the amounts deferred are invested solely in Company stock that is held in a rabbi trust. The matching contribution was 25% during 2014 and 2013. The Company stock held by the trust and the related deferred compensation liability are recorded at an amount equal to the original compensation deferred. Changes in the fair value of the stock are not recognized in the Company’s financial statements. At December 31, 2014, deferred directors’ fees of $1,465,000 had been used to purchase 231,741 shares of the Company’s stock held by the trust after distribution of shares to retiring directors. Deferred directors’ fees of $23,000 were also remitted to the trust before December 31, 2014 to purchase stock in 2015.

In addition, the Company has a supplemental executive retirement plan for certain officers. The plan was expanded in 2008 to include certain new officers and directors. The future benefits of the plan are funded primarily by life insurance policies on certain employees with the Company designated as the beneficiary. Expenses were $873,000 in 2014 and $993,000 in 2013 related to this plan. At December 31, 2014 and 2013, other liabilities include $5,281,000 and $4,508,000, respectively, for this supplemental retirement plan.

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

December 31, 2014 and 2013

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or are traded by brokers and dealers in active over-the-counter markets. U.S. Treasury securities, actively traded corporate bonds and stocks, and money market and mutual funds are Level 1 securities. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, certain corporate debt securities, and asset-backed securities issued by government agencies.

Loans Held for Sale

The Company opted to account for loans held for sale at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2 valuation.

Interest Rate Lock Commitments

The Mortgage Division of the Company hedges some of its residential mortgage loans held for sale by selling mortgage-backed securities on a forward basis. The forward sale mortgage-backed securities are later purchased or closed when mandatory loan sales are consummated for the related mortgages that are originated. The value of the estimated loan commitments and open hedges are marked to market through the income statement. The significant unobservable input used in the Level 3 fair value measurement of the Company’s Interest Rate Lock Commitments “IRLCs” on hedged loans held for sale is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position. The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The closing ratio is computed by management using historical data.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 14 - Fair value of financial statements (continued)

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. Gain on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. There have been no changes in valuation techniques for years ended December 31, 2014 and 2013; however, the Mortgage Division discontinued hedging during early 2013 due to economic factors. All loans are currently sold on a “best efforts” basis where optional commitments are made with investors to sell loans shortly after optional commitments are consummated to originate loans with borrowers. Below is a summary of activity related to interest rate lock commitments for the years ended December 31, 2014 and 2013.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2013 and 2012	$-	$56
Gains (losses) included in other income	-	(56)
Transfers in and out	-	-
Balance, December 31, 2014 and 2013	$-	$-

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 14 - Fair value of financial statements (continued)

Assets measured at fair value on a recurring basis at December 31, 2014 and 2013 are summarized below.

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At December 31, 2014:
Securities available-for-sale:
Municipal securities	$19,896	$-	$19,896	$-
Mortgage-backed securities	19,352	-	19,352	-
Corporate securities	9,964	-	9,964	-
Asset-backed securities	1,930	-	1,930	-
Unrestricted stock	58	58	-	-
Total available-for-sale securities	51,200	58	51,142	-
Loans held for sale	39,780	-	39,780	-
Total	$90,980	$58	$90,922	$-

At December 31, 2013:
Securities available-for-sale:
Municipal securities	$23,609	$-	$23,609	$-
Mortgage-backed securities	20,962	-	20,962	-
Corporate securities	15,306	-	15,306	-
Asset-backed securities	2,060	-	2,060	-
Unrestricted stock	79	79	-	-
Total available-for-sale securities	62,016	79	61,937	-
Loans held for sale	28,382	-	28,382	-
Total	$90,398	$79	$90,319	$-

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 14 - Fair value of financial statements (continued)

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At December 31, 2014 and 2013, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned and Repossessed Assets

Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or the new fair value less estimated selling costs. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where an appraisal less estimated selling costs is used to determine fair value, management adjustments are significant to the fair value measurements, or other means are used to estimate fair value in the absence of an appraisal, the Company records the other real estate owned as nonrecurring Level 3 within the valuation hierarchy.

Assets measured at fair value on a non-recurring basis at December 31, 2014 and 2013 are summarized below:

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 14 - Fair value of financial statements (continued)

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At December 31, 2014:
Impaired loans	$17,838	$-	$-	$17,838
Other real estate owned	5,610	-	-	5,610

At December 31, 2013:
Impaired loans	$27,205	$-	$-	$27,205
Other real estate owned	2,329	-	-	2,329

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	Fair Value	Technique	Inputs	Input Value
	($ in thousands)
At December 31, 2014:
Impaired loans	$17,838	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	0% - 100% /
			discounted rates	original note rate
Other real estate owned	$5,610	Discounted appraisals	Collateral discounts	8.00%-10.00%

At December 31, 2013:
Impaired loans	$27,205	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	0% - 100% /
			discounted rates	original note rate
Other real estate owned	2,329	Discounted appraisals	Collateral discounts	8.00%-10.00%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 14 - Fair value of financial statements (continued)

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only. The assumptions used in estimating the fair value of these financial instruments are detailed below.

Securities Held-to-Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At December 31, 2014, there were no fair value adjustments related to $15,644,000 of securities held-to-maturity.

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

Trust preferred subordinated debt: The fair value of trust preferred subordinated debt was determined by discounting cash flows using a rate 3% higher than the actual current rate over an estimated remaining term of 12.5 years in 2014 and 13.5 years in 2013. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 3% higher when available. Under the current capital guidelines, the Company’s trust preferred subordinated debt is included in Tier 1 capital.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at December 31, 2014 and 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 14 - Fair value of financial statements (continued)

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2014
Financial Instruments - Assets
Investment securities held-to-maturity	$15,644	$15,945	$-	$15,945	$-
Net non-impaired loans held for investment	447,831	448,603	-	-	448,603

Financial Instruments - Liabilities
Time deposits	143,816	143,881	-	-	143,881
Subordinated debentures	19,610	16,885	-	-	16,885

December 31, 2013
Financial Instruments - Assets
Investment securities held-to-maturity	$14,810	$14,462	$-	$14,462	$-
Net non-impaired loans held for investment	409,219	411,871	-	-	411,871

Financial Instruments - Liabilities
Time deposits	151,216	152,710	-	-	152,710
Subordinated debentures	19,610	16,732	-	-	16,732

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 15 - Income per common share (EPS)

The reconciliation of the numerators and denominators of the basic income per share and diluted income per share computation at December 31, 2014 and 2013 follows:

			Per
	Income (Loss)	Shares	Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
2014
Basic income per share:
Net income available to common stockholders	$2,413	3,431,385	$0.70

Effect of dilutive securities Stock options	-	2,218	-

Diluted income per share:
Net income available to common stockholders and assumed conversions	$2,413	3,433,603	$0.70

2013
Basic income per share:
Net income available to common stockholders	$2,928	3,410,974	$0.86

Effect of dilutive securities Stock options	-	15,790	(0.01)

Diluted income per share:
Net income available to common stockholders and assumed conversions	$2,928	3,426,764	$0.85

There were stock options and warrants covering 75,220 shares in 2014 and 82,434 shares in 2013 that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise prices exceeded the average market prices.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 16 – Operating segments

The Company is considered to have three principal business segments in 2014 and 2013, the Commercial/Retail Bank, the Mortgage Division, and the Holding Company. The Mortgage Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2010. Financial performance for 2014 and 2013, reflective of inter-company eliminations, and selected balance sheet information, reflective of inter-company eliminations, at December 31, 2014 and 2013 for each segment is as follows:

	Year Ended December 31, 2014
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$24,864	$1,577	$7	$26,448
Interest expense	1,381	1,577	233	3,191
Net interest income (loss)	23,483	-	(226)	23,257
Provision for loan losses	1,436	-	-	1,436
Net interest income (loss) after provision for loan losses	22,047	-	(226)	21,821
Non-interest income	1,643	7,770	-	9,413
Non-interest expense	18,004	8,891	109	27,004
Income (loss) before income taxes	5,686	(1,121)	(335)	4,230
Income tax (benefit) expense	1,417	(419)	(114)	884
Net income (loss)	$4,269	$(702)	$(221)	$3,346

Total Assets	$632,205	$40,268	$429	$679,263
Net Loans	465,669	39,780	-	505,449
Equity	4,269	(702)	49,088	52,655

	Year Ended December 31, 2013
	Commercial/Retail	Mortgage	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$24,181	$1,883	$7	$26,071
Interest expense	1,635	1,883	238	3,756
Net interest income (loss)	22,546	-	(231)	22,315
Provision for loan losses	3,450	-	-	3,450
Net interest income (loss) after provision for loan losses	19,096	-	(231)	18,865
Non-interest income	2,120	12,214	-	14,334
Non-interest expense	17,012	10,439	169	27,620
Income (loss) before income taxes	4,204	1,775	(400)	5,579
Income tax (benefit) expense	1,016	689	(136)	1,569
Net income (loss)	$3,188	$1,086	$(264)	$4,010

Total Assets	$632,205	$29,278	$324	$661,807
Net Loans	436,424	28,382	-	464,806
Equity	3,188	1,086	45,330	49,604

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 16 – Operating segments (continued)

The Mortgage Division experienced strong growth in originations from 2007 through 2012 due to low interest rates and due to the acquisition of a retail loan production office in July of 2010. Originations decreased after the increase in mortgage rates in the second quarter of 2013 which curtailed much of the refinancing by borrowers that had dominated earlier periods. Loan originations dropped approximately 36% in 2014 from 2013. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage-backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been managed by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty provisions and related warranty liabilities have been recorded since 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses, which are netted against mortgage banking income in the Consolidated Statements of Income, were $151,000 and $100,000 for 2014 and 2013, respectively. The warranty liability, which is available to fund future warranty claims, was $1,440,000 and $1,401,000 at December 31, 2014 and 2013, respectively. Fourteen warranty claims or losses and five fair value adjustments from repurchases totaling $1,054,000 have been incurred since establishment of the mortgage division in 2007. In addition, seven loans with a total current carrying balance, including fair value loss adjustments recorded when transferred, of $1,613,000 have been repurchased and are included in loans held for investment.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 17 – Condensed financial statements of parent company

Financial information pertaining to Carolina Bank Holdings, Inc. is as follows:

Condensed Balance Sheets

	December 31,
	2014	2013
	(in thousands)
Assets:
Cash	$110	$258
Investment in Carolina Capital Trust	310	310
Investment in Carolina Bank	62,619	59,467
Other assets	118	14
Total assets	$63,157	$60,049

Liabilities and stockholders' equity:
Accrued expenses	$192	$135
Junior subordinated debentures	10,310	10,310
Stockholders' Equity	52,655	49,604
Total liabilities and stockholders' equity	$63,157	$60,049

Condensed Statements of Operations

	Years ended December 31,
	2014	2013
	(in thousands)
Interest income	$7	$7

Interest expense	233	238
Other expense	109	169
Total expense	342	407

Income tax benefit	114	136
(Loss) before equity in undistributed earnings of subsidiaries	(221)	(264)
Equity in undistributed earnings of subsidiaries	3,567	4,274
Net income	$3,346	$4,010

Dividends and accretion on preferred stock	(933)	(1,082)
Net income available to common stockholders	$2,413	$2,928

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 17 – Condensed financial statements of parent company (continued)

Condensed Statements of Cash Flows

Years ended December 31, 2014 and 2013

	2014	2013
	(in thousands)
Operating activities:
Net income	$3,346	$4,010
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(3,567)	(4,274)
Dividends received from subsidiary	1,000	8,437
Change in other assets	(104)	(9)
Change in accrued expenses	4	7
Net cash used by operating activites	679	8,171

Financing activities:
Proceeds from exercise of stock options	53	329
Repurchase of common stock warrants	-	(1,800)
Repurchase of preferred stock	-	(4,958)
Dividends paid	(880)	(1,561)
Net cash used for financing activities	(827)	(7,990)

Net increase (decrease) in cash	(148)	181

Cash at beginning of year	258	77

Cash at end of year	$110	$258

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$238	$239

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The company's internal control over financial reporting is a process designed under the supervision of the company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the company's internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the COSO in Internal Control—Integrated Framework (2013). Based on that assessment, management believes that, as of December 31, 2014, the company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Management of the company has evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, changes in the company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2014. In connection with such evaluation, the company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

We have adopted a Code of Ethics that applies, among others, to our principal executive officer and principal financial officer. Our Code of Ethics is available to any person, without charge, upon written request submitted to T. Allen Liles, Carolina Bank Holdings, Inc., 101 North Spring Street, Greensboro, North Carolina 27401.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

The following table sets forth certain information with respect to the Company’s equity compensation plans at December 31, 2014.

Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding options,	for future issuance
	outstanding options	warrants and rights	under equity
compensation plans
(excluding securities
reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	75,220	$10.77	490,000

Equity compensation plans not approved by security holders	None	N/A	None

Total	75,220	$10.77	490,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial statements included in Item 8 of this Annual Report on Form 10-K:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the years ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form: None

3.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant(1)

3.2	Articles of Amendment of Registrant(11)

3.3	Bylaws of Registrant(2)

4.1	Form of Stock Certificate for Common Stock(2)

4.2	Indenture(3)

4.4	Form of Stock Certificate for Series A Preferred Stock(11)

10.1	Employment Agreement of Robert T. Braswell(4)

10.2	Employment Agreement of T. Allen Liles(5)

10.3	Employment Agreement of Gunnar N. R. Fromen(5)

10.4	Employment Agreement of Daniel D. Hornfeck(5)

10.5	1997 Incentive Stock Option Plan(6)

10.6	1997 Non-qualified Stock Option Plan(7)

10.7	2007 Incentive Stock Option Plan(7)

10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell(8)

10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles(9)

10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen(5)

10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck(5)

Exhibit Number	Description

10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(9)

10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(9)

10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen(9)

10.15	Carolina Bank Directors’ Deferral Plan(9)

10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett(5)

10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown(5)

10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III(5)

10.19	Director Retirement Agreement Between Carolina Bank and James E. Hooper(5)

10.20	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas(5)

10.21	Amended and Restated Declaration of Trust of Carolina Capital Trust(10)

10.22	Guarantee Agreement(10)

10.23	Form of Bonus Recovery Agreement(12)

10.24	Form of Golden Parachute Payment Waiver Agreement(12)

10.25	2009 Omnibus Stock Ownership and Long Term Incentive Plan(13)

10.26	Employment Agreement of Phillip B. Carmac (15)

10.27	Employment Agreement of J. Richard Spiker (16)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Elliott Davis Decosimo, PLLC (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

99.1	Proxy Statement for the 2015 Annual Meeting of Shareholders(14)

101	Interactive data files providing financial information from the Registrant’s Annual report on Form 10-K for the year ended December 31, 2014, in XBRL (eXtensible Business Reporting Language). (Filed herewith)

(1)	Incorporated by reference to Form 10-K of Carolina Bank Holdings, Inc. (Filed March 30, 2009 with the Securities and Exchange Commission).

(2)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission).

(3)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(4)	Incorporated by reference to Form 8-K/A of Carolina Bank Holdings, Inc. (Filed June 9, 2008 with the Securities and Exchange Commission).

(5)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed June 5, 2008 with the Securities and Exchange Commission).

(6)	Incorporated by reference to the registrant’s Registrant Statement on Form S-8, filed with the Securities and Exchange Commission on June 2, 2003

(7)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).

(8)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed May 27, 2008 with the Securities and Exchange Commission).

(9)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).

(10)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(11)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 13, 2009 with the Securities and Exchange Commission).

(12)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed February 5, 2010 with the Securities and Exchange Commission).

(13)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed March 5, 2010 with the Securities and Exchange Commission).

(14)	To be filed with the Securities and Exchange Commission Pursuant to Rule 14a-6.

(15)	Incorporated by reference to Form 10-K of Carolina Bank Holdings, Inc. (Filed March 29, 2011 with the Securities and Exchange Commission).

(16)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed March 21, 2015 with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.
(Registrant)

By:	/s/ Robert T. Braswell
Robert T. Braswell
President and
Chief Executive Officer

Date:	March 26, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald H. Allred	March 26, 2015
Donald H. Allred
Director

/s/ Susan Alt	March 26, 2015
Susan Alt
Director

/s/ Robert T. Braswell	March 26, 2015
Robert T. Braswell
President, Chief Executive Officer and Director

/s/ Kevin J. Baker	March 26, 2015
Kevin J. Baker
Director

/s/ J. Alexander S. Barrett	March 26, 2013
J. Alexander S. Barrett
Director

/s/ Stephen K. Bright	March 26, 2015
Stephen K. Bright
Director

/s/ Gary N. Brown	March 26, 2015
Gary N. Brown
Chairman of the Board of Directors

/s/ Michael F. Bumpass	March 26, 2015
Michael Bumpass
Director

/s/ Abby Donnelly	March 26, 2015
Abby Donnelly
Director

/s/ James E. Hooper	March 26, 2015
James E. Hooper
Director

/s/ J. Edward Kitchen	March 26, 2015
J. Edward Kitchen
Director

/s/ T. Allen Liles	March 26, 2015
T. Allen Liles
Secretary, Treasurer and
Principal Financial and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant *
3.3	Bylaws of Registrant*
4.1	Form of Stock Certificate*
4.2	Indenture*
4.3	Form of Stock Certificate for Series A Preferred Stock*
10.1	Employment Agreement of Robert T. Braswell*
10.2	Employment Agreement of T. Allen Liles*
10.3	Employment Agreement of Gunnar N. R. Fromen*
10.4	Employment Agreement of Daniel D. Hornfeck*
10.5	1997 Incentive Stock Option Plan*
10.6	1997 Non-qualified Stock Option Plan*
10.7	2007 Incentive Stock Option Plan*
10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell*
10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles*
10.10	Salary Continuation Agreement between Carolina Bank and Gunnar N.R. Fromen*
10.11	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck*
10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell*
10.13	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles*
10.14	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Gunnar N.R. Fromen*
10.15	Carolina Bank Directors’ Deferral Plan*
10.16	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett*
10.17	Director Retirement Agreement Between Carolina Bank and Gary N. Brown*
10.18	Director Retirement Agreement Between Carolina Bank and George E. Carr, III*
10.19	Director Retirement Agreement Between Carolina Bank and James E. Hooper*
10.20	Director Retirement Agreement Between Carolina Bank and D. Wayne Thomas*
10.21	Amended and Restated Declaration of Trust of Carolina Capital Trust*
10.22	Guarantee Agreement*
10.23	Form of Bonus Recovery Agreement*
10.24	Form of Golden Parachute Waiver Agreement*
10.25	2009 Omnibus Stock Ownership and Long Term Incentive Plan*
10.26	Employment Agreement of Phillip B. Carmac*
10.27	Employment Agreement of J. Richard Spiker*
21.1	Subsidiaries (Filed herewith)
23.1	Consent of Elliott Davis Decosimo, PLLC (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
99.1	Proxy Statement for the 2015 Annual Meeting of Shareholders**
101	Interactive data files providing financial information from the Registrant’s Annual report on Form 10-K for the year ended December 31, 2014, in XBRL (eXtensible Business Reporting Language). (Filed herewith)

* Incorporated by reference.

** To be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

