Form 10-Q
period 2015-03-31
CAROLINA BANK HOLDINGS INC
filed 2015-05-14
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

There were 3,434,680 shares of the Issuer’s common stock, $1.00 par value, outstanding as of May 13, 2015.

CAROLINA BANK HOLDINGS, INC.

INDEX

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$6,670	$7,942
Interest-bearing deposits with banks	52,454	38,232
Bank term deposits	15,106	14,106
Securities available-for-sale, at fair value	49,403	51,200
Securities held-to-maturity (fair values of $15,716 in 2015 and $15,945 in 2014)	15,313	15,644
Loans held for sale	64,274	39,780
Loans	467,232	472,189
Less allowance for loan losses	(6,954)	(6,520)
Net loans	460,278	465,669
Premises and equipment, net	18,568	18,311
Other real estate owned	5,116	5,610
Bank-owned life insurance	11,571	11,483
Other assets	11,919	11,286
Total assets	$710,672	$679,263

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$115,271	$106,163
NOW, money market and savings	349,716	344,919
Time	144,430	143,816
Total deposits	609,417	594,898

Advances from the Federal Home Loan Bank	2,759	2,785
Securities sold under agreements to repurchase	148	176
Subordinated debentures	19,610	19,610
Other liabilities and accrued expenses	10,500	9,139
Total liabilities	642,434	626,608

Commitments and contingencies - Note O
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares;
Series A preferred stock issued and outstanding 10,994 shares	10,994	10,994
Series B convertible preferred stock issued and outstanding 15,500
shares in 2015 and none in 2014	14,103	-
Common stock, $1 par value; authorized 20,000,000 shares;
issued and outstanding 3,434,680 in 2015 and 2014	3,435	3,435
Additional paid-in capital	16,339	16,339
Retained earnings	22,130	20,748
Stock in directors' rabbi trust	(1,555)	(1,465)
Directors' deferred fees obligation	1,555	1,465
Accumulated other comprehensive income	1,237	1,139
Total stockholders’ equity	68,238	52,655
Total liabilities and stockholders’ equity	$710,672	$679,263

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months
	Ended March 31,
	2015	2014
	(in thousands, except per share data)
Interest income
Loans	$5,992	$5,754
Investment securities, taxable	338	420
Investment securities, non taxable	122	142
Interest from deposits in banks	61	60
Total interest income	6,513	6,376

Interest expense
NOW, money market, savings	239	236
Time deposits	312	418
Other borrowed funds	152	164
Total interest expense	703	818

Net interest income	5,810	5,558
Provision for loan losses	300	770
Net interest income after provision for loan losses	5,510	4,788
Non-interest income
Service charges	303	299
Mortgage banking income	2,907	1,333
Gain on sale of investment securities available-for-sale	27	49
Other	46	69
Total non-interest income	3,283	1,750

Non-interest expense
Salaries and benefits	4,318	3,835
Occupancy and equipment	776	761
Foreclosed property expense (income)	(131)	105
Professional fees	449	458
Outside data processing	274	251
FDIC insurance	131	134
Advertising and promotion	193	321
Stationery, printing and supplies	151	137
Other	381	333
Total non-interest expense	6,542	6,335

Income before income taxes	2,251	203
Income tax expense (benefit)	622	(62)
Net income	1,629	265
Dividends and accretion on preferred stock	247	191
Net income available to common stockholders	$1,382	$74
Net income per common share
Basic	$0.40	$0.02
Diluted	$0.40	$0.02

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months
	Ended March 31,
	2015	2014
	(in thousands)

Net income	$1,629	$265

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains	176	458
Tax effect	(60)	(156)
Reclassification of gains recognized in net income	(27)	(49)
Tax effect	9	17
	98	270

Comprehensive income	$1,727	$535

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

Three months ended March 31, 2015 and 2014

						Stock in	Directors'	Accumulated
		Convertible		Additional		Directors'	Deferred	Other
	Preferred	Preferred	Common	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2014	$10,994	$-	$3,435	$16,339	$20,748	$(1,465)	$1,465	$1,139	$52,655

Net income	-	-	-	-	1,629	-	-	-	1,629
Other comprehensive income,
net of tax	-	-	-	-	-	-	-	98	98

Directors' fees deferred less
payment of deferred fees	-	-	-	-	-	(90)	90	-	-
Convertible preferred
stock issued	-	14,103	-	-	-	-	-	-	14,103
Preferred stock dividends	-	-	-	-	(247)	-	-	-	(247)

Balance, March 31, 2015	$10,994	$14,103	$3,435	$16,339	$22,130	$(1,555)	$1,555	$1,237	$68,238

Balance, December 31, 2013	$10,994	$-	$3,429	$16,226	$18,336	$(1,347)	$1,347	$619	$49,604

Net income	-	-	-	-	265	-	-	-	265
Other comprehensive income,
net of tax	-	-	-	-	-	-	-	270	270

Directors' fees deferred less
payment of deferred fees	-	-	-	-	-	(73)	73	-	-
Stock options exercised	-	-	1	7	-	-	-	-	8
Preferred stock dividends	-	-	-	-	(191)	-	-	-	(191)

Balance, March 31, 2014	$10,994	$-	$3,430	$16,233	$18,410	$(1,420)	$1,420	$889	$49,956

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months
	Ended March 31,
	2015	2014
Cash flows from operating activities	(in thousands)
Net income	$1,629	$265
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	300	770
Depreciation	209	218
Increase in cash surrender value of bank-owned life insurance	(88)	(87)
Deferred income tax (benefit)	(75)	(269)
Amortization (accretion), net	31	24
Capitalized interest on fixed asset construction	(11)	-
Increase in fair value of loans held for sale	(352)	(93)
Gain on sale of other real estate owned	(140)	(12)
Gain on sale of investments	(27)	(49)
Gain on sale of loans held for sale	(2,183)	(1,272)
Impairment of other real estate owned	1	85
Proceeds from sale of loans held for sale	144,408	97,628
Originations of loans held for sale	(166,367)	(98,099)
Increase in interest rate lock commitments	(416)	-
(Increase) decrease in other assets	(192)	287
Increase (decrease) in other liabilities and accrued expenses	1,361	(96)
Net cash used for operating activities	(21,912)	(700)

Cash flows from investing activities
Increase in bank term deposits	(1,000)	(747)
Purchases of investment securities available-for-sale	-	(5,171)
Purchases of investment securities held-to-maturity	-	(2,015)
Maturities and calls of securities available-for-sale	218	1,128
Maturities and calls of securities held-to-maturity	116	175
Repayments from mortgage-backed securities available-for-sale	460	522
Repayments from mortgage-backed securities held-to-maturity	183	138
Net (increase) decrease in loans	4,951	(4,923)
Proceeds from sales of investment securities	1,295	717
Purchases of premises and equipment	(455)	(396)
Proceeds from sales of other real estate owned	773	770
Net cash provided by (used for) investing activities	6,541	(9,802)

Cash flows from financing activities
Net increase (decrease) in deposits	14,519	(3,247)
Net proceeds from issuance of convertible preferred stock	14,103	-
Net decrease in Federal Home Loan Advances	(26)	(25)
Decrease in securities sold under agreements to repurchase	(28)	(1,436)
Proceeds from exercise of stock options	-	8
Dividends paid	(247)	(181)
Net cash provided by (used for) financing activities	28,321	(4,881)

Net increase (decrease) in cash and cash equivalents	12,950	(15,383)
Cash and cash equivalents at beginning of period	46,174	64,896
Cash and cash equivalents at end of period	$59,124	$49,513

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$720	$812
Cash paid (received) during the period for income taxes	$(46)	$4
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$140	$8
Change in unrealized gains on securities available-for-sale, net of tax	$98	$270

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth counties of North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has four locations in Greensboro and an office in Asheboro, Burlington, High Point and Winston-Salem. In addition, the Bank has a second office under construction in Winston-Salem with an estimated opening date in July 2015. One of the Greensboro branches is scheduled to close on July 31, 2015 due to an expiring lease in December of 2015. All banking offices are in the Piedmont Triad region of North Carolina. A wholesale mortgage banking division is located at the Greensboro corporate headquarters, and mortgage loan production offices are located in Burlington, Chapel Hill, Pinehurst, and Sanford.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The Bank also owns two limited liability companies for the purpose of holding foreclosed real estate, the assets and operations of which are consolidated into the Bank and included herein. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for future annual periods.

The Company’s financial statements are presented in accordance with Accounting Standards Codification (“ASC”) Topic 105, “The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles”, which codifies generally accepted accounting principles (GAAP) in the United States.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2014 and 2013, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the annual financial statements.

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

Note E - Stock compensation plans

The Company’s shareholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors (Director Plan) and two incentive stock option plans for management and employees (Employee Plans). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock were reserved for issuance under the terms of the Omnibus Plan, and 490,000 shares remain available for grant at March 31, 2015.

There were no stock option grants in the first three months of 2015 or 2014. There was no compensation expense in the three months ended March 31, 2015 or 2014 related to stock options. At March 31, 2015, there was no unrecognized compensation cost related to unvested share-based compensation.

No new shares of common stock were issued in the first quarter of 2015 as a result of the exercise of stock options.

Note F - Earnings per common share

Earnings per common share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the quarters ended March 31, 2015 and 2014, basic earnings per common share has been computed based upon the weighted average common shares outstanding of 3,434,680 and 3,428,891, respectively.

The only potential issuances of Company stock are stock options granted to various officers of the Bank and the expected conversion of convertible preferred stock which was sold in a private placement offering on March 31, 2015. The 15,500 outstanding shares of the Company’s Series B convertible preferred stock are expected to be converted to 1,550,000 shares of common stock on May 22, 2015, subject to stockholder approval on May 19, 2015. The additional common shares of 1,550,000 were included in diluted weighted shares for one day in the first quarter of 2015. The following is a summary of the diluted earnings per common share calculation for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except per share data)

Net income available to common stockholders	$1,382	$74

Weighted average outstanding shares - basic	3,435	3,429
Dilutive effect of stock options and convertible preferred stock	17	5
Weighted average shares - diluted	3,452	3,434

Diluted net income per share	$0.40	$0.02

For the three months ended March 31, 2015 and 2014, there were stock options covering 75,220 and 70,620 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and convertible preferred stock

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock, Series A, to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. In accordance with accounting principles, the preferred stock and common stock warrant were valued independently and their relative fair market values were allocated to the $16 million received. Under the relative value method, $14,159,000 was allocated to the preferred stock and $1,841,000 to the common stock warrant. The discount of $1,841,000 on the preferred stock was accreted over five years, prior to 2014, using the effective yield method, thereby increasing preferred stock dividends. Dividends at 5% per annum were payable quarterly for the first five years; the dividend increased to 9% per annum after the fifth year effective February 16, 2014. The U.S. Treasury sold its holding of $16 million in preferred stock to private investors in February 2013, and the warrant to the U.S. Treasury was repurchased by the Company for $1.8 million in April 2013. The Company retired 5,006 shares of its outstanding preferred stock for $4,958,000 in August 2013 and had 10,994 shares outstanding with an aggregate liquidation value of $10,994,000 at March 31, 2015. The remaining shares of Series A preferred stock were retired in May of 2015 using the proceeds from the private placement of Series B convertible preferred stock, which closed on March 31, 2015.

On March 31, 2015, the Company issued 15,500 shares of Series B convertible preferred stock at $975 per share in a private placement offering and received $14,103,000 in net proceeds after offering expenses of $1,010,000. The net proceeds from this private placement were used to retire the remaining shares of Series A preferred stock in May of 2015 and to improve capital levels. The Series B convertible preferred stock has a fixed dividend of 9% per annum, which is payable semiannually after declaration by the Board of Directors, beginning September 30, 2015. Each share of Series B convertible preferred stock is convertible into one hundred shares of common stock automatically following shareholder approval. Shareholder approval of the conversion of all of the convertible preferred stock is anticipated at the upcoming annual meeting of shareholders on May 19, 2015. If approved by shareholders, the conversion from preferred to common stock should occur on or about May 22, 2015 and will not require the payment of any preferred stock dividends for the period outstanding.

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

Note I – Operating segments

The Company is considered to have three principal business segments in 2015 and 2014, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company. The Mortgage Banking Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage banking division in July 2010. Financial performance, reflective of inter-company and intra-company eliminations, for the three months ended March 31, 2015 and 2014, and selected balance sheet information, reflective of inter-company and intra-company eliminations, at March 31, 2015 and 2014 for each segment is as follows:

	Three months ended March 31, 2015
	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$6,098	$413	$2	$6,513
Interest expense	232	413	58	703
Net interest income (loss)	5,866	-	(56)	5,810
Provision for loan losses	300	-	-	300
Net interest income (loss) after
provision for loan losses	5,566	-	(56)	5,510
Non-interest income	376	2,907	-	3,283
Non-interest expense	4,277	2,232	33	6,542
Income (loss) before income taxes	1,665	675	(89)	2,251
Income tax (benefit) expense	416	236	(30)	622
Net income (loss)	$1,249	$439	$(59)	$1,629

Total assets	$644,492	$65,806	$374	$710,672
Net loans	460,278	64,274	-	524,552
Equity	949	439	66,850	68,238

	Three months ended March 31, 2014
	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$6,163	$211	$2	$6,376
Interest expense	546	214	58	818
Net interest income (loss)	5,617	(3)	(56)	5,558
Provision for loan losses	770	-	-	770
Net interest income (loss) after
provision for loan losses	4,847	(3)	(56)	4,788
Non-interest income	387	1,363	-	1,750
Non-interest expense	4,249	2,057	29	6,335
Income (loss) before income taxes	985	(697)	(85)	203
Income tax (benefit) expense	229	(262)	(29)	(62)
Net income (loss)	$756	$(435)	$(56)	$265

Total assets	$626,150	$30,783	$432	$657,365
Net loans	440,569	30,218	-	470,787
Equity	556	(435)	49,835	49,956

The mortgage banking division experienced strong growth in originations from 2007 through 2012 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Origination of home mortgage loans has been volatile over the past few years and is dependent on a number of factors including the level of interest rates, general economic conditions, real estate values, and underwriting criteria to qualify borrowers. Mortgage loan originations were $166.4 million, $98.1 million, and $290.3 million for the first quarters of 2015, 2014 and 2013, respectively. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty provisions and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $43,000 and $32,000 for the three months ended March 31, 2015 and 2014, respectively. The warranty liability, which is available to fund future warranty claims, was $1,483,000 and $1,440,000 at March 31, 2015 and December 31, 2014, respectively. Fourteen warranty claims or losses and five fair value adjustments from repurchases totaling $1,054,000 have been incurred since establishment of the mortgage banking division in 2007. In addition, seven loans with a total current carrying balance, including fair value loss adjustments recorded when transferred, of $1,605,000 have been repurchased and are included in loans held for investment.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
March 31, 2015

Available-for-sale
Municipal securities	$17,645	$832	$21	$18,456
FNMA, FHLMC, and GNMA
mortgage-backed securities	18,204	795	-	18,999
Corporate securities	9,843	141	7	9,977
Asset backed securities	1,794	112	-	1,906
Unrestricted stock	42	23	-	65
	$47,528	$1,903	$28	$49,403

Held-to-maturity
Municipal securities	$7,634	$250	$26	$7,858
FNMA mortgage-backed
securities	5,762	64	-	5,826
Asset backed securities	1,917	115	-	2,032
	$15,313	$429	$26	$15,716

December 31, 2014

Available-for-sale
Municipal securities	$19,093	$831	$28	$19,896
FNMA, FHLMC, and GNMA
mortgage-backed securities	18,670	682	-	19,352
Corporate securities	9,822	149	7	9,964
Asset-backed securities	1,847	83	-	1,930
Unrestricted stock	42	16	-	58
	$49,474	$1,761	$35	$51,200

Held-to-maturity
Municipal securities	$7,722	$198	$22	$7,898
FNMA mortgage-backed
securities	5,945	38	-	5,983
Asset-backed securities	1,977	87	-	2,064
	$15,644	$323	$22	$15,945

The scheduled maturities of debt securities available-for-sale at March 31, 2015 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$996	$1,001	$-	$-	$996	$1,001
Due from one to five years	7,412	7,599	2,680	2,740	10,092	10,339
Due from five to ten years	9,137	9,606	5,019	5,363	14,156	14,969
Over ten years	9,943	10,227	12,299	12,802	22,242	23,029
	$27,488	$28,433	$19,998	$20,905	$47,486	$49,338
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	2,463	2,529	-	-	2,463	2,529
Over ten years	5,171	5,329	7,679	7,858	12,850	13,187
	$7,634	$7,858	$7,679	$7,858	$15,313	$15,716

The Company sold two municipal securities with a total book value of $1,268,000 at a $27,000 gain during the first quarter of 2015.

Securities with a carrying value of approximately $24,240,000 and $4,595,000 were pledged to secure retail repurchase agreements and certain deposits at March 31, 2015 and 2014, respectively.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At March 31, 2015, one corporate debt security with $972,000 in fair value, and three municipal securities with $3,473,000 in total fair value had total unrealized losses of $54,000. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

Information pertaining to securities with gross unrealized losses at March 31, 2015 and December 31, 2014, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
March 31, 2015:
Municipal securities	2	$3,227	$43	1	$246	$4	3	$3,473	$47
Corporate securities	-	-	-	1	972	7	1	972	7
Total	2	$3,227	$43	2	$1,218	$11	4	$4,445	$54

December 31, 2014:
Municipal securities	1	$1,469	$22	5	$4,977	$28	6	$6,446	$50
Corporate securities	-	-	-	1	972	7	1	972	7
	1	$1,469	$22	6	$5,949	$35	7	$7,418	$57

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first three months of 2015 and 2014 and related asset balances at March 31, 2015 and December 31, 2014 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
Allowance for loan losses:		(in thousands)
2015
Beginning of year balance	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Provision for loan losses	(436)	659	(9)	46	86	(3)	(43)	300
Charge-offs	-	(22)	-	(55)	(70)	(1)	-	(148)
Recoveries	-	206	2	-	67	7	-	282
Balance at March 31,	$1,059	$2,987	$759	$474	$1,496	$31	$148	$6,954
2014
Beginning of year balance	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Provision for loan losses	26	282	427	39	382	98	182	1,436
Charge-offs	(22)	(1,050)	(244)	(147)	(1,913)	(109)	-	(3,485)
Recoveries	32	348	3	119	382	22	-	906
Balance at December 31,	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520

Balances at March 31, 2015
Allowance for loan losses:
Balance at March 31,	$1,059	$2,987	$759	$474	$1,496	$31	$148	$6,954
Ending balance individually
evaluated for impairment	$-	$1,332	$120	$212	$17	$-	$-	$1,681
Ending balance collectively
evaluated for impairment	$1,059	$1,655	$639	$262	$1,479	$31	$148	$5,273
Loans Outstanding:
Balance at March 31,	$69,613	$210,044	$72,282	$51,815	$59,859	$3,619	$-	$467,232
Ending balance individually
evaluated for impairment	$1,114	$17,813	$578	$5,183	$1,234	$-	$-	$25,922
Ending balance collectively
evaluated for impairment	$68,499	$192,231	$71,704	$46,632	$58,625	$3,619	$-	$441,310

Balances at December 31, 2014
Allowance for loan losses:
Balance at December 31,	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Ending balance individually
evaluated for impairment	$-	$357	$127	$216	$22	$-	$-	$722
Ending balance collectively
evaluated for impairment	$1,495	$1,787	$639	$267	$1,391	$28	$191	$5,798
Loans Outstanding:
Balance at December 31,	$75,869	$215,280	$71,006	$51,902	$54,359	$3,773	$-	$472,189
Ending balance individually
evaluated for impairment	$1,056	$10,848	$614	$5,520	$522	$-	$-	$18,560
Ending balance collectively
evaluated for impairment	$74,813	$204,432	$70,392	$46,382	$53,837	$3,773	$-	$453,629

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

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
At March 31, 2015	(in thousands)
Real Estate Loans:
Construction & development	$-	$-	$1,058	$1,058	$68,555	$69,613	$-
Commercial real estate	4,424	2,970	2,934	10,328	199,716	210,044	-
Home equity lines	93	-	451	544	71,738	72,282	-
Residential real estate	599	191	1,871	2,661	49,154	51,815	-
Total real estate	5,116	3,161	6,314	14,591	389,163	403,754	-
Commercial & industrial	-	794	48	842	59,017	59,859	-
Consumer & other	25	-	-	25	3,594	3,619	-
Total loans	$5,141	$3,955	$6,362	$15,458	$451,774	$467,232	$-

At December 31, 2014
Real Estate Loans:
Construction & development	$-	$-	$990	$990	$74,879	$75,869	$-
Commercial real estate	-	-	3,107	3,107	212,173	215,280	-
Home equity lines	-	-	355	355	70,651	71,006	-
Residential real estate	622	38	1,923	2,583	49,319	51,902	-
Total real estate	622	38	6,375	7,035	407,022	414,057	-
Commercial & industrial	-	70	83	153	54,206	54,359	-
Consumer & other	25	-	-	25	3,748	3,773	-
Total loans	$647	$108	$6,458	$7,213	$464,976	$472,189	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At March 31, 2015 and December 31, 2014, the total recorded investment in impaired loans amounted to approximately $25,922,000 and $18,560,000, respectively. Of these impaired loans, $6,362,000 and $6,458,000 were on non-accrual at March 31, 2015 and December 31, 2014, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2015	(in thousands)
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,114	$1,114	$-	$1,242	$1
Commercial real estate	9,785	12,714	-	13,159	150
Home equity lines	291	501	-	501	4
Residential real estate	3,388	3,518	-	3,531	35
Total real estate	14,578	17,847	-	18,433	190
Commercial & industrial	842	909	-	914	9
Consumer & other	-	-	-	-	-
Total loans	15,420	18,756	-	19,347	199
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	8,028	8,257	1,332	9,061	116
Home equity lines	287	351	120	351	6
Residential real estate	1,795	1,875	212	1,884	22
Total real estate	10,110	10,483	1,664	11,296	144
Commercial & industrial	392	392	17	398	5
Consumer & other	-	-	-	-	-
Total loans	10,502	10,875	1,681	11,694	149
Total impaired loans	$25,922	$29,631	$1,681	$31,041	$348
December 31, 2014
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,056	$1,056	$-	$875	$6
Commercial real estate	5,300	7,980	-	8,133	386
Home equity lines	320	527	-	528	20
Residential real estate	3,685	3,914	-	3,964	145
Total real estate	10,361	13,477	-	13,500	557
Commercial & industrial	116	1,110	-	1,640	1
Consumer & other	-	-	-	-	-
Total loans	10,477	14,587	-	15,140	558
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	5,548	5,943	357	6,026	288
Home equity lines	294	350	127	351	17
Residential real estate	1,835	1,911	216	1,998	217
Total real estate	7,677	8,204	700	8,375	522
Commercial & industrial	406	417	22	447	22
Consumer & other	-	-	-	-	-
Total loans	8,083	8,621	722	8,822	544
Total impaired loans	$18,560	$23,208	$722	$23,962	$1,102

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(in thousands)
Real Estate Loans:
Construction & development	$1,058	$990
Commercial real estate	2,934	3,107
Home equity lines	451	355
Residential real estate	1,871	1,923
Total real estate	6,314	6,375
Commercial & industrial	48	83
Consumer & other	-	-
Total loans	$6,362	$6,458

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Classified - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

At March 31, 2015
	Pass	Special Mention	Classified	TOTAL
	(in thousands)
Real Estate Loans:
Construction & development	$68,421	$55	$1,137	$69,613
Commercial real estate	189,728	5,578	14,738	210,044
Home equity lines	71,148	117	1,017	72,282
Residential real estate	45,124	2,966	3,725	51,815
Total real estate	374,421	8,716	20,617	403,754
Commercial & industrial	58,967	50	842	59,859
Consumer & other	3,619	-	-	3,619
Total loans	$437,007	$8,766	$21,459	$467,232

At December 31, 2014
	Pass	Special Mention	Classified	TOTAL
	(in thousands)
Real Estate Loans:
Construction & development	$74,813	$66	$990	$75,869
Commercial real estate	194,767	12,965	7,548	215,280
Home equity lines	69,937	40	1,029	71,006
Residential real estate	45,310	2,723	3,869	51,902
Total real estate	384,827	15,794	13,436	414,057
Commercial & industrial	53,449	817	93	54,359
Consumer & other	3,773	-	-	3,773
Total loans	$442,049	$16,611	$13,529	$472,189

During 2015 and 2014, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings.

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

There was $1,000 of available commitments for troubled debt restructurings outstanding at March 31, 2015.

The following tables present troubled debt restructurings as of March 31, 2015 and December 31, 2014:

	Troubled Debt Restructurings
	March 31, 2015
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$55	3	$1,059	4	$1,114
Commercial real estate	11	7,175	4	2,203	15	9,378
Home equity lines	0	-	0	-	0	-
Residential real estate	10	1,926	4	905	14	2,831
Total real estate	22	9,156	11	4,167	33	13,323
Commercial & industrial	1	392	0	-	1	392
Consumer & other	0	-	0	-	0	-
Total loans	23	$9,548	11	$4,167	34	$13,715

	December 31, 2014
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$66	4	$990	5	$1,056
Commercial real estate	12	7,360	4	2,339	16	9,699
Home equity lines	0	-	0	-	0	-
Residential real estate	10	1,943	5	920	15	2,863
Total real estate	23	9,369	13	4,249	36	13,618
Commercial & industrial	2	405	1	5	3	410
Consumer & other	0	-	0	-	0	-
Total loans	25	$9,774	14	$4,254	39	$14,028

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

No newly restructured loans occurred during the three months ended March 31, 2015 or 2014.

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2015 and 2014.

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

Loans secured by one to four family residential properties with unpaid principal balances of $693,000 at March 31, 2015 were in the process of foreclosure. These loans have been evaluated for impairment and related allowances for loan losses have been made where collateral values are less than principal loan balances.

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

Loans Held for Sale

The Company opted to account for loans held for sale at fair value which is measured based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subject to recurring fair value adjustments as Level 2 valuation.

Interest Rate Lock Commitments

The mortgage banking division of the Company sells most of its residential mortgage loans held for sale on a forward best efforts basis at a fixed price at approximately the same time as a fixed rate is given to borrowers. The value of the estimated loan sale commitments were marked to market through the income statement during the first quarter of 2015. The significant unobservable input used in the Level 3 fair value measurement of the Company’s Interest Rate Lock Commitments (IRLCs) on loans held for sale is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio is largely dependent on loan processing stages and the change in prevailing interest rates from the time of the rate lock. The closing ratio is computed by management using historical data.

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing due to delays in meeting commitment closing dates. The Company classifies interest rate lock commitments as Level 3. Gain or loss on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. The mortgage banking division resumed reporting IRLCs in the first quarter of 2015 after having suspended recognition in 2014 due to immateriality. Below is a summary of activity related to interest rate lock commitments for the three months ended March 31, 2015 and 2014.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2014 and 2013	$-	$-
Gains included in other income	416	-
Transfers in and out	-	-
Balance, March 31, 2015 and 2014	$416	$-

Assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At March 31, 2015:
Securities available-for-sale:
Municipal securities	$18,456	$-	$18,456	$-
Mortgage-backed securities	18,999	-	18,999	-
Corporate securities	9,977	-	9,977	-
Asset backed securities	1,906	-	1,906	-
Unrestricted stock	65	65	-	-
Total available-for-sale securities	49,403	65	49,338	-
Loans held for sale	64,274	-	64,274	-
Total	$113,677	$65	$113,612	$-

At December 31, 2014:
Securities available-for-sale:
Municipal securities	$19,896	$-	$19,896	$-
Mortgage-backed securities	19,352	-	19,352	-
Corporate securities	9,964	-	9,964	-
Asset-backed securities	1,930	-	1,930	-
Unrestricted stock	58	58	-	-
Total available-for-sale securities	51,200	58	51,142	-
Loans held for sale	39,780	-	39,780	-
Total	$90,980	$58	$90,922	$-

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2015 and December 31, 2014, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At March 31, 2015:
Impaired loans	$24,241	$-	$-	$24,241
Other real estate owned	5,116	-	-	5,116

At December 31, 2014:
Impaired loans	$17,838	$-	$-	$17,838
Other real estate owned	5,610	-	-	5,610

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	Fair Value	Technique	Inputs	Input Value
	($ in thousands)
At March 31, 2015:
Impaired loans	$24,241	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	0% - 100% /
			discounted rates	original note rate
Other real estate owned	5,116	Discounted appraisals	Collateral discounts	8.00%-10.00%

At December 31, 2014:
Impaired loans	$17,838	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	0% - 100% /
			discounted rates	original note rate
Other real estate owned	5,610	Discounted appraisals	Collateral discounts	8.00%-10.00%

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only. The assumptions used in estimating the fair value of these financial instruments are detailed below:

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At March 31, 2015, there were no fair value adjustments related to $15,313,000 of securities held to maturity.

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

Trust preferred subordinated debt: The fair value of trust preferred debt was determined by discounting cash flows using a rate 300 basis points higher than the actual current rate over an estimated remaining term of 12.25 years in 2015 and 12.50 years in 2014. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 300 basis points higher when available. The Basel III capital guidelines allow for inclusion of trust preferred securities as Tier 1 capital, up to certain “quantitative limits” for banks with less than $5 billion in consolidated assets.

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at March 31, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015	(in thousands)
Financial Instruments - Assets
Investment securities held-to-maturity	$15,313	$15,716	$-	$15,716	$-
Net non-impaired loans held for investment	436,037	437,576	-	-	437,576

Financial Instruments - Liabilities
Time deposits	144,430	144,346	-	-	144,346
Trust preferred subordinated debt	19,610	16,955	-	-	16,955

December 31, 2014	(in thousands)
Financial Instruments - Assets
Investment securities held-to-maturity	$15,644	$15,945	$-	$15,945	$-
Net non-impaired loans held for investment	447,831	448,603	-	-	448,603

Financial Instruments - Liabilities
Time deposits	143,816	143,881	-	-	143,881
Subordinated debentures	19,610	16,885	-	-	16,885

Note M – Derivatives and financial instruments

A derivative is a financial instrument or arrangement that derives its cash flows and value by reference to an underlying instrument, index or referenced interest rate. These instruments are designed to hedge exposures to interest rate risk or for speculative purposes.

Accounting guidance requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

The Company currently sells mortgage loans, primarily on a best efforts basis, whereby optional commitments to sell mortgage loans are consummated at approximately the same time that optional commitments are given to borrowers to originate the loans. Generally within three weeks after loan funding, the loans are sold to investors in accordance with previously agreed upon terms.

The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair
value	$64,274	$63,495	$779	$39,780	$39,353	$427

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the three months ended March 31, 2015 and 2014, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net gains resulting from changes
in fair value	$352	$93

Note N – Impact of recently adopted accounting standards

On January 15, 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force), to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if those conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Further, the decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. An entity that has used the effective yield method to account for its investments in qualified affordable housing before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments were effective for the Company on a retrospective basis for interim and annual reporting periods beginning January 1, 2015. The Company has a $3 million qualified affordable housing investment of which $1.1 million has been amortized through non-interest income using the effective yield method which approximates the proportional amortization method. These amendments did not have a material effect on the Company’s financial statements.

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

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments were effective for the Company for the reporting period beginning with the first quarter of 2015. The amendments did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. Additionally, the ASU requires interim and annual disclosure of both (1) the amount of foreclosed real estate held and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. These amendments did not have a material effect on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (ASC) 810, Consolidation, and significantly changes the consolidation analysis required under U.S. GAAP. The amendments include the following:

•	Limited partnerships will be considered variable interest entities (VIEs), unless the limited partners have either substantive kick-out or participating rights.

•	The amendments change the effect that fees paid to a decision maker or service provider have on the consolidation analysis. Specifically, it is less likely that the fees themselves will be considered a variable interest, that an entity will be a VIE, or that consolidation will result.

•	The amendments significantly modify how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion.

•	For entities other than limited partnerships, the amendments clarify how to determine whether the equity holders (as a group) have power over the entity (this will most likely result in a change to current practice). The clarification could affect whether the entity is a VIE.

•	The deferral of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, for investments in certain investment funds has been eliminated.

The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and are not expected to have a material effect on the Company’s financial statements.

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to March 31, 2015. The FASB proposal on Current Expected Credit Loss (“CECL”) is expected to be released in 2015 and will likely be effective in 2018 or 2019. CECL is expected to require institutions of all sizes to recognize an immediate allowance for expected credit losses on loans and securities which could materially exceed the current historical loss rate method currently used to calculate the allowance for loan losses.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2015 and December 31, 2014, pre-approved but unused lines of credit for loans totaled approximately $163,111,000 and $174,665,000, respectively. In addition, we had $1,047,000 and $1,812,000 in standby letters of credit at March 31, 2015 and December 31, 2014, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

The Company leases land for its main office, four loan production offices, and two branch facilities under operating leases. The Friendly Avenue Branch in Greensboro is expected to close at the end of July 2015 due to the expiration of the related lease in December 2015.

Total future minimum lease payments, excluding renewal options, at March 31, 2015 under the leases are as follows:

Future Mininum Lease Payments at March 31, 2015

(in thousands)
Due in one year	$550
Due in Years 2 and 3	650
Due in Years 4 and 5	637
Due after Year 5	2,790
$4,627

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

Comparison of Financial Condition

Assets. Our total assets increased by $31.4 million, or 4.6%, from $679.3 million at December 31, 2014, to $710.7 million at March 31, 2015. During the three months ended March 31, 2015, cash and due from banks, interest-bearing deposits with banks and investment securities increased $11.8 million, loans held-for-sale increased $24.5 million, while loans held for investment decreased $5.0 million. Our mortgage banking division originates and sells residential mortgage loans through other banks, brokers, our retail offices and four loan production offices. Originations of residential mortgage loans for the first quarter of 2015 were approximately $166 million compared to $98 million in first quarter of 2014. Originations in 2015 were positively impacted by low interest rates, an improved economy, and by better weather.

Liabilities. Total deposits increased by $14.5 million, or 2.4%, from $594.9 million at December 31, 2014, to $609.4 million at March 31, 2015. Our non-interest bearing deposits, which are a major strategic focus, grew $9.1 million, or 8.6% during the first quarter to $115.3 million at March 31, 2015. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB’) advances, repurchase borrowings, and brokered deposits may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements and FHLB advances declined slightly in the first three months of 2015. We had approximately $31.9 million in out-of-market time deposits from other institutions and $19.7 million in brokered deposits at March 31, 2015, an aggregate increase of $9.0 million in these two types of accounts from December 31, 2014. The increase in these out-of-market time deposits in the first quarter of 2015 was designed to increase the duration of liabilities to better match asset durations.

Stockholders’ Equity. Total stockholders’ equity increased $15.6 million at March 31, 2015 to $68.2 million, primarily from $14.1 million in Series B convertible preferred stock issued on March 31, 2015 and from retained net income. The convertible preferred stock proceeds were used to redeem $11.0 million in Series A preferred stock in May of 2015. If approved by stockholders, the convertible preferred stock will convert to common stock in late May 2015.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

General. Net income was $1,629,000 and $265,000 for the first quarter of 2015 and 2014, respectively. Net income available to common stockholders was $1,382,000, or $0.40 per diluted share, for the three months ended March 31, 2015 compared to $74,000, or $0.02 per diluted share, for the three months ended March 31, 2014. Net income available to common stockholders represents net income less preferred stock dividends. Higher net income in 2015 resulted from a 70% increase in residential mortgage loan originations and related fee income in our mortgage banking division, from higher net interest income, and from a lower provision for loan losses. Our mortgage banking division recorded net income of $439,000 in the first quarter of 2015 compared to net loss of $435,000 in the first quarter of 2014. The commercial/retail bank realized net income of $1,249,000 and $756,000 in the first quarter of 2015 and 2014, respectively. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. Economic conditions have gradually improved since 2011 in our primary markets as evidenced by decreasing loan charge-offs and impaired loans.

Net interest income. Net interest income of $5,810,000 for the three months ended March 31, 2015 increased $252,000, or 4.5%, from the first quarter of 2014. The net yield on interest earning assets, adjusted to a fully taxable basis was 3.75% in both the first quarter of 2015 and first quarter of 2014. The low short-term interest rate environment which has persisted for several years, created a challenge to growing net interest income because loan and investment yields generally decline faster than liability costs. A shift in our average asset balances to loans and to loans held for sale and growth of non-interest bearing deposits have had a positive impact on our net interest income in the current challenging low interest rate environment. The table below provides a detailed analysis of the effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended March 31,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$57,512	$61	0.43%	$62,130	$60	0.39%
Non-taxable investments (2.)	16,277	183	4.56%	18,738	213	4.61%
Taxable investments	49,418	338	2.77%	61,260	491	3.25%
Loans held for sale	43,088	413	3.89%	20,980	211	4.08%
Loans (3.)	472,073	5,612	4.82%	454,039	5,543	4.95%
Interest-earning assets	638,368	6,607		617,147	6,518
Interest-earning assets			4.20%			4.28%

Non interest-earning assets	44,409			40,812

Total assets	$682,777			$657,959

Interest-bearing liabilities
Interest checking	$50,037	$9	0.07%	$43,251	$8	0.08%
Money market and savings	295,234	230	0.32%	296,662	228	0.31%
Time certificates and IRAs	143,264	312	0.88%	148,560	418	1.14%
Other borrowings	22,679	152	2.72%	25,212	164	2.64%
Total interest-bearing liabilities	511,214	703		513,685	818
Cost on average
Interest-bearing liabilities			0.56%			0.65%
Non-interest-bearing liabilities
Demand deposits	110,318			87,597
Other liabilities	7,753			6,736
Total non-interest-bearing
liabilities	118,071			94,333
Total liabilities	629,285			608,018
Stockholders' equity	53,492			49,941
Total liabilities and equity	$682,777			$657,959
Net interest income		$5,904			$5,700
Net yield on average
interest-earning assets			3.75%			3.75%
Interest rate spread			3.64%			3.64%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $300,000 and $770,000 for the three months ended March 31, 2015 and 2014, respectively. The amount of the provision for loan losses decreased in 2015 because positive loan loss trends resulted in a decline in allowances for loan losses on non-impaired loans. Loan recoveries in excess of loan charge-offs of $134,000 in the first three months of 2015 also positively impacted the provision for loan losses in 2015. Loan charge-offs exceeded loan recoveries by $144,000 in the first three months of 2014. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $3,283,000 for the three months ended March 31, 2015 compared to $1,750,000 for the three months ended March 31, 2014. Mortgage banking income increased $1,574,000, or 118.1% due to an increase of approximately 70% in residential mortgage loan originations and related sales and from an increase in mortgage loan applications which are used to calculate the value of interest rate lock commitments. Mortgage banking income consists of loan origination fees, gains from sales of loans and related servicing assets, and from the increase in the value of interest rate lock commitments.

Non-interest expense. Total non-interest expense amounted to $6,542,000 and $6,335,000 for the three months ended March 31, 2015 and 2014, respectively. Salaries and employee benefits increased $483,000, or 12.6%, primarily from an increase in incentive compensation in our mortgage banking division due to increased originations and in our retail/commercial bank due to accrual of bonuses related to 2015 financial and non-financial goals. The number of full-time equivalent employees decreased to 191 at March 31, 2015 from 194 at March 31, 2014. Foreclosed property expense declined $236,000 to income of $131,000 in the first quarter of 2015 due to net gains of $140,000 from foreclosed property sales, higher rental income, and lower impairment charges. Advertising and promotional expense decreased $128,000, or 39.9%, in the first quarter of 2015 as advertising was de-emphasized due to an upcoming change in advertising agencies.

Income taxes. Income tax expense as a percentage of net income before income taxes was 27.6% in the first quarter of 2015. An income tax benefit of $62,000 was realized in the first quarter of 2014 because tax credits of $93,000 exceeded tax expense which was reduced by higher non-taxable income from municipal interest and increase in cash value of life insurance as a percentage of taxable income.

Asset Quality

Non-performing assets, composed of other real estate owned, other repossessed assets, and non-accrual loans, totaled $11,478,000 at March 31, 2015, compared to $12,112,000 at December 31, 2014. Non-performing assets, as a percentage of total assets, was 1.62% at March 31, 2015, compared to 1.78% at December 31, 2014. There were no loans 90 days or more past due and still accruing interest at March 31, 2015 or December 31, 2014, respectively. Other real estate owned was $5,116,000 at March 31, 2015 and $5,610,000 at December 31, 2014. Non-performing assets have declined substantially from 2010 and 2011 due to success in disposing of problem loans and assets, from reduction in new additions to non-performing assets, and from an improved economy. While non-performing loans are down, impaired but still performing loans increased to $19,560,000 at March 31, 2015 from $12,102,000 at December 31, 2014 due to the addition of one business relationship with outstanding loans of $8,188,000 to impaired status.

Loans are graded according to an internal loan rating classification system, and “classified loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Classified loans increased to $21,459,000 at March 31, 2015 from $13,529,000 at December 31, 2014 but are down from $26,209,000 at December 31, 2013. Continuing efforts to improve asset quality are a top priority. Loan rating classification information is detailed in Note K to the consolidated financial statements as of March 31, 2015.

The economic conditions in our primary markets in North Carolina, have improved as evidenced by a drop in the unemployment rate. The seasonally adjusted unemployment rate in North Carolina decreased to 5.4% in March 2015 from 6.4% in March 2014. North Carolina’s seasonally adjusted unemployment rate of 5.4% compares favorably to 5.5% for the United States. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Real estate prices have improved in our markets but are still lower than in 2008 in many areas.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $1,681,000 at March 31, 2015 from $722,000 at December 31, 2014, and impaired loans increased to $25,922,000 at March 31, 2015 from $18,560,000 at December 31, 2014. The specific portion of our allowance relating to impaired loans increased in 2015 primarily because one impaired commercial and industrial loan relationship required an allowance for loan losses of $1,016,000 based on updated collateral assessments. The general portion of our allowance for loan losses decreased to $5,273,000 on non-impaired loans of $441,310,000 at March 31, 2015 from $5,798,000 on non-impaired loans of $453,629,000 at December 31, 2014. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.20% on loans secured by securities to 2.52% on commercial and industrial loans, to categories of non-impaired loans at each period end. We have used the latest sixteen quarters to determine the estimated loss ratios inherent in the loan portfolio since the third quarter of 2014. We had previously used twelve quarters but believe sixteen quarters more accurately reflects expected losses over time and results in a higher allowance for loan losses than twelve quarters. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as the changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses, including a small unallocated allowance, was $1,208,000 and $1,243,000 at March 31, 2015 and December 31, 2014, respectively.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan recoveries (recoveries minus charge-offs) totaled $134,000 for the three months ended March 31, 2015 compared to net loan charge-offs (charge-offs – recoveries) of $144,000 for the same period in 2014.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, bank term deposits, investment securities available-for-sale, and loans held for sale by our mortgage banking division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its anticipated needs. During the first three months of 2015, our levels of short-term liquidity increased due to growth in deposits and the addition of convertible preferred equity on March 31, 2015. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks, increased to $74.2 million at March 31, 2015 from $60.3 million at December 31, 2014. A portion of the increase in short-term liquidity at March 31, 2015 was used to redeem Series A preferred stock of $11.0 million during May 2015. We believe our current liquidity levels are adequate to meet our anticipated future needs. We maintained substantial secondary sources of liquidity during 2014 and 2015 in the form of unused secured lines of credit from the FHLB and the Federal Reserve which in total approximated $158 million at March 31, 2015. We also have $25 million in discretionary, uncommitted, unsecured Federal funds lines from three correspondent banks.

We are subject to various regulatory capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2015 and December 31, 2014, our levels of capital exceeded all applicable published regulatory requirements. During 2013, Basel III capital requirements were adopted by United States banking regulators. The Basel III regulations establish a common equity Tier 1 capital requirement of 4.5% in 2015 and 7.0% by 2019. The new regulations change risk weights for certain on and off balance sheet assets and require deductions from capital for certain types of assets. Capital ratios for Carolina Bank were as follows at March 31, 2015 and December 31, 2014, respectively: Tier 1 leverage – 9.20%, 9.11%; Tier 1 risk-based – 11.25%, 11.42%; Common Tier 1 risk-based – 11.25%, N/A; Total risk-based – 13.50%, 13.67%. The slight decline in capital ratios from December 31, 2014 to March 31, 2015 is due to the new risk weights mandated by Basel III.

Due to our historical growth, the recent difficult economic environment, increased regulatory capital requirements, and our anticipation of continued growth, we issued $16 million in Series A preferred stock to the United States Treasury under the Capital Purchase Program in January 2009 to increase our capital which could further support future growth and assist us in meeting future regulatory capital requirements. The United States Treasury sold our preferred stock to private investors in 2013, and we subsequently repurchased $5.0 million of the preferred stock from private investors. We also repurchased a warrant for common stock granted to the United States Treasury as part of the Capital Purchase Program for $1.8 million in 2013. The remaining preferred stock which was issued in 2009 was repurchased in May of 2015 from the proceeds of a Series B convertible preferred stock offering on March 31, 2015.

On March 31, 2015, the Company issued 15,500 shares of convertible preferred stock, Series B, at $975 per share in a private placement offering and received $14.1 million in net proceeds. The net proceeds from the offering were used to retire the remaining Series A preferred stock of $11.0 million in May 2015 and to improve capital levels. The convertible preferred stock, Series B, has a fixed dividend of 9% per annum which is payable semiannually after declaration by the Board of Directors. Each share of convertible preferred stock is convertible into one hundred shares of common stock automatically upon shareholder approval. Shareholder approval of the conversion of all of the convertible preferred stock is anticipated at the upcoming annual meeting of shareholders on May 19, 2015. If approved by shareholders, the conversion from preferred to common stock should occur on or about May 22, 2015 and will not require the payment of any preferred stock dividends for the period outstanding.

Interest Rate Sensitivity

Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Prior to 2010, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2010, we set our Carolina Bank prime at 4.50% when the Wall Street Journal Prime declined to 3.25% with the expectation that the Carolina Bank prime would not rise again until the Wall Street Journal Prime exceeded 4.50%. Our simulation analysis as of March 31, 2015 indicates that our net interest margin will decline approximately 1.7% in one year, if interest rates rise gradually 1% over a one year time period, and will decline 1.2% over a one year time period if interest rates rise gradually 4% over a one year time period. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is the major reason for the potential decline in net interest income as the Wall Street Journal Prime increases. Our simulation analysis assumes that our money market and premium savings account rates, which together compose approximately 48% of our deposits, only rise 1.30% with the first 2% increase in the Federal funds rate, then rise 1.50% with the next 2% increase in the Federal funds rate, and increase 0.85% for each remaining 1% increase in the Federal funds rate beyond the first 4% increase. We have also increased our fixed rate loans in recent quarters, and customers have shown an increased preference for short-term deposits over the past few years, all which have increased our risk to higher interest rates.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2015. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2015. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 5. Other Information

The Bank’s Friendly Avenue branch in Greensboro, NC is expected to close at the end of July 2015 due to the expiration of the related lease in December 2015.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Amendment to Designate the Terms of the Series B Non-Voting Convertible Preferred Stock.*
10.1	Form of Securities Purchase Agreement.*
10.2	Form of Registration Rights Agreement.*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2015, in XBRL (eXetensible Business Reporting Language).

* Incorporated by reference from the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: May 14, 2015	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 14, 2015	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Amendment to Designate the Terms of the Series B Non-Voting Convertible Preferred Stock. (Incorporated by reference)
10.1	Form of Securities Purchase Agreement. (Incorporated by reference)
10.2	Form of Registration Rights Agreement. (Incorporated by reference)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2015, in XBRL (eXetensible Business Reporting Language).

