Form 10-Q
period 2015-06-30
CAROLINA BANK HOLDINGS INC
filed 2015-08-12
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

There were 4,992,380 shares of the Issuer’s common stock, $1.00 par value, outstanding as of August 11, 2015.

CAROLINA BANK HOLDINGS, INC.

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$6,245	$7,942
Interest-bearing deposits with banks	25,343	38,232
Bank term deposits	14,106	14,106
Securities available-for-sale, at fair value	48,198	51,200
Securities held-to-maturity (fair values of $15,253 in 2015 and $15,945 in 2014)	15,068	15,644
Loans held for sale	70,897	39,780
Loans	461,000	472,189
Less allowance for loan losses	(5,795)	(6,520)
Net loans	455,205	465,669
Premises and equipment, net	18,916	18,311
Other real estate owned	5,352	5,610
Bank-owned life insurance	11,660	11,483
Other assets	12,695	11,286
Total assets	$683,685	$679,263

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$112,751	$106,163
NOW, money market and savings	339,731	344,919
Time	140,237	143,816
Total deposits	592,719	594,898

Advances from the Federal Home Loan Bank	2,733	2,785
Securities sold under agreements to repurchase	63	176
Subordinated debentures	19,610	19,610
Other liabilities and accrued expenses	10,100	9,139
Total liabilities	625,225	626,608

Commitments - Note O
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares;
Series A shares issued and outstanding 0 in 2015 and 10,994 in 2014	-	10,994
Common stock, $1 par value; authorized 20,000,000 shares;
issued and outstanding 4,986,380 in 2015 and 3,434,680 in 2014	4,986	3,435
Additional paid-in capital	28,875	16,339
Retained earnings	23,702	20,748
Stock in directors' rabbi trust	(1,641)	(1,465)
Directors' deferred fees obligation	1,641	1,465
Accumulated other comprehensive income	897	1,139
Total stockholders’ equity	58,460	52,655
Total liabilities and stockholders’ equity	$683,685	$679,263

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Interest income
Loans	$6,025	$5,858	$12,017	$11,612
Investment securities, taxable	325	411	663	831
Investment securities, nontaxable	125	136	247	278
Interest from deposits in banks	65	49	126	109
Total interest income	6,540	6,454	13,053	12,830

Interest expense
NOW, money market, savings	237	240	476	476
Time deposits	287	407	599	825
Other borrowed funds	151	164	303	328
Total interest expense	675	811	1,378	1,629

Net interest income	5,865	5,643	11,675	11,201
Provision for loan losses	535	346	835	1,116
Net interest income after provision for loan losses	5,330	5,297	10,840	10,085
Non-interest income
Service charges	312	321	615	620
Mortgage banking income	3,721	1,954	6,628	3,287
Gain on sale of investment securities available-for-sale	-	94	27	143
Other	95	(29)	141	40
Total non-interest income	4,128	2,340	7,411	4,090

Non-interest expense
Salaries and benefits	4,582	4,016	8,900	7,851
Occupancy and equipment	759	793	1,535	1,554
Foreclosed property expense	155	58	24	163
Professional fees	454	546	903	1,004
Outside data processing	265	275	539	526
FDIC insurance	130	133	261	267
Advertising and promotion	160	173	353	494
Stationery, printing and supplies	147	141	298	278
Other	449	577	830	910
Total non-interest expense	7,101	6,712	13,643	13,047

Income before income taxes	2,357	925	4,608	1,128
Income tax expense	691	175	1,313	113
Net income	1,666	750	3,295	1,015
Dividends on preferred stock	94	247	341	438
Net income available to common stockholders	$1,572	$503	$2,954	$577
Net income per common share
Basic	$0.38	$0.15	$0.78	$0.17
Diluted	$0.32	$0.15	$0.70	$0.17

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Net income	$1,666	$750	$3,295	$1,015

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	(515)	403	(340)	861
Tax effect	175	(137)	116	(293)
Reclassification of gains recognized in net income	-	(94)	(27)	(143)
Tax effect	-	32	9	49
	(340)	204	(242)	474

Comprehensive income	$1,326	$954	$3,053	$1,489

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

Six months ended June 30, 2015 and 2014

						Stock in	Directors'	Accumulated
		Convertible		Additional		Directors'	Deferred	Other
	Preferred	Preferred	Common	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2014	$10,994	$-	$3,435	$16,339	$20,748	$(1,465)	$1,465	$1,139	$52,655

Net income	-	-	-	-	3,295	-	-	-	3,295
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(242)	(242)

Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(176)	176	-	-
Stock options exercised	-	-	2	16	-	-	-	-	18
Convertible preferred stock issued	-	14,069	-	-	-	-	-	-	14,069
Convertible preferred stock converted to common stock	-	(14,069)	1,549	12,520	-	-	-	-	-
Preferred stock retired	(10,994)	-	-	-	-	-	-	-	(10,994)
Preferred stock dividends	-	-	-	-	(341)	-	-	-	(341)

Balance, June 30, 2015	$-	$-	$4,986	$28,875	$23,702	$(1,641)	$1,641	$897	$58,460

Balance, December 31, 2013	$10,994	$-	$3,429	$16,226	$18,336	$(1,347)	$1,347	$619	$49,604

Net income	-	-	-	-	1,015	-	-	-	1,015
Other comprehensive income, net of tax	-	-	-	-	-	-	-	474	474

Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(148)	148	-	-
Stock options exercised	-	-	3	21	-	-	-	-	24
Preferred stock dividends	-	-	-	-	(438)	-	-	-	(438)

Balance, June 30, 2014	$10,994	$-	$3,432	$16,247	$18,913	$(1,495)	$1,495	$1,093	$50,679

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months
	Ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$3,295	$1,015
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	835	1,116
Depreciation	412	440
Increase in cash surrender value of bank-owned life insurance	(177)	(175)
Deferred income taxes	290	106
Amortization, net of accretion	56	56
Capitalized interest on fixed asset construction	(26)	-
Increase in fair value of loans held for sale	(556)	(260)
Gain on sale of other real estate owned	(183)	(37)
Gain on sale of investments	(27)	(143)
Gain on sale of loans held for sale	(5,537)	(3,099)
Impairment of other real estate owned	173	115
Proceeds from sale of loans held for sale	353,044	231,007
Originations of loans held for sale	(378,068)	(248,567)
Increase in interest rate lock commitments	(613)	-
Increase in other assets	(941)	(1,475)
Increase in other liabilities and accrued expenses	1,065	598
Net cash used for operating activities	(26,958)	(19,303)

Cash flows from investing activities
Increase in bank term deposits	-	(747)
Purchases of investment securities available-for-sale	(595)	(5,171)
Purchases of investment securities held-to-maturity	-	(2,015)
Maturities and calls of securities available-for-sale	979	1,905
Maturities and calls of securities held-to-maturity	176	191
Repayments from mortgage-backed securities available-for-sale	992	1,579
Repayments from mortgage-backed securities held-to-maturity	335	307
Net (increase) decrease in loans	9,081	(25,694)
Proceeds from sales of investment securities	1,295	4,218
Purchases of premises and equipment	(991)	(534)
Proceeds from sales of other real estate owned	816	1,319
Net cash provided by (used for) investing activities	12,088	(24,642)

Cash flows from financing activities
Net decrease in deposits	(2,179)	(1,784)
Net proceeds from issuance of preferred stock converted to common stock	14,069	-
Repurchase of preferred stock	(10,994)	-
Net increase (decrease) in Federal Home Loan Advances	(52)	9,950
Decrease in securities sold under agreements to repurchase	(113)	(2,538)
Proceeds from exercise of stock options	18	24
Dividends paid	(465)	(384)
Net cash provided by financing activities	284	5,268

Net decrease in cash and cash equivalents	(14,586)	(38,677)
Cash and cash equivalents at beginning of period	46,174	64,896
Cash and cash equivalents at end of period	$31,588	$26,219

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,424	$1,616
Cash paid during the period for income taxes	$1,334	$4
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$548	$3,499
Change in unrealized gains on securities available-for-sale, net of tax	$(242)	$474

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth counties of North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has three locations in Greensboro, two offices in Winston-Salem and an office in Asheboro, Burlington and High Point. The Bank opened its second office in Winston-Salem in August 2015 which had been under construction during 2014 and 2015. One of the Greensboro branches closed on July 31, 2015 due to an expiring lease in December of 2015. All banking offices are in the Piedmont Triad region of North Carolina. A wholesale mortgage banking division is located at the Greensboro corporate headquarters, and mortgage loan production offices are located in Burlington, Chapel Hill, Pinehurst, and Sanford.

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for future annual periods.

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

Note E - Stock compensation plans

The Company’s shareholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors (Director Plan) and two incentive stock option plans for management and employees (Employee Plans). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock were reserved for issuance under the terms of the Omnibus Plan, and 490,000 shares remain available for grant at June 30, 2015.

There were no stock option grants in the first six months of 2015 or 2014. There was no compensation expense in the six months ended June 30, 2015 or 2014 related to stock options. At June 30, 2015, there was no unrecognized compensation cost related to unvested share-based compensation.

As a result of the exercise of stock options, 1,700 new common shares were issued in the first six months of 2015.

Note F - Earnings per common share

Earnings per common share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the three and six months ended June 30, 2015 and 2014, basic earnings per common share has been computed based upon the weighted average common shares outstanding.

The only potential issuances of Company stock are stock options granted to various officers of the Bank. Convertible preferred stock, which was sold in a private placement offering on March 31, 2015, was converted to 1,550,000 shares of common stock on May 22, 2015. The additional common shares of 1,550,000 were included in diluted weighted average shares for one day in the first quarter of 2015 and for the entire second quarter of 2015 and were included in basic weighted average shares for thirty nine days in the second quarter of 2015. The following is a summary of the diluted earnings per common share calculation for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)

Net income available to common stockholders	$1,572	$503	$2,954	$577

Weighted average outstanding shares - basic	4,099	3,430	3,769	3,430
Dilutive effect of stock options and convertible preferred stock	890	4	456	4
Weighted average shares - diluted	4,989	3,434	4,225	3,434

Diluted net income per share	$0.32	$0.15	$0.70	$0.17

For the three months ended June 30, 2015 and 2014, there were stock options covering 26,570 and 70,620 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

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

The U.S. Treasury sold its holding of $16 million in preferred stock to private investors in February 2013, and the warrant to the U.S. Treasury was repurchased by the Company for $1.8 million in April 2013. The Company retired 5,006 shares of its outstanding Series A preferred stock for $4,958,000 in August 2013 and retired the remaining 10,994 shares for $10,994,000 in May of 2015.

On March 31, 2015, the Company issued 15,500 shares of Series B convertible preferred stock at $975 per share in a private placement offering and received $14,069,000 in net proceeds after offering expenses of $1,044,000. The net proceeds from this private placement were used to retire the remaining Series A preferred stock in May of 2015 and to improve capital levels. All 15,500 shares of the Series B convertible preferred stock were converted into 1,550,000 shares of common stock on May 22, 2015 following shareholder approval. No dividends were ever declared or paid on the Series B convertible preferred stock.

Note H – Subordinated debentures

In December 2004, the Company issued $10,310,000 of unsecured junior subordinated debentures which accrue and pay interest quarterly at three month LIBOR plus 2% per annum. These debentures were issued to Carolina Capital Trust (“Carolina Trust”), a wholly owned subsidiary of the Company which is not consolidated in these consolidated financial statements pursuant to accounting principles governing Consolidated Variable Interest Entities. Carolina Trust acquired these debentures using the proceeds of its offerings of common securities to the Company and $10 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under current Federal Reserve Board guidelines. The Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated trust preferred securities as an element of Tier 1 capital for certain institutions. However, bank holding companies with assets of less than $15 billion as of December 31, 2009, were permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital. The Company has entered into contractual arrangements which, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Carolina Trust under the Trust Preferred Securities. The Trust Preferred Securities are redeemable upon maturity of the debentures on January 7, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Carolina Trust in whole or in part at any time.

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

Note I – Operating segments

The Company is considered to have three principal business segments in 2015 and 2014, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company. The Mortgage Banking Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage banking division in July 2010. Financial performance, reflective of inter-company and intra-company eliminations, for the three and six months ended June 30, 2015 and 2014, and selected balance sheet information, reflective of inter-company and intra-company eliminations, at June 30, 2015 and 2014 for each segment is as follows:

	Three months ended June 30, 2015				Three months ended June 30, 2014
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$5,981	$557	$2	$6,540	$6,063	$390	$1	$6,454
Interest expense	59	557	59	675	368	385	58	811
Net interest income (loss)	5,922	-	(57)	5,865	5,695	5	(57)	5,643
Provision for loan losses	535	-	-	535	346	-	-	346
Net interest income (loss) after provision for loan losses	5,387	-	(57)	5,330	5,349	5	(57)	5,297
Non-interest income	407	3,721	-	4,128	418	1,922	-	2,340
Non-interest expense	4,373	2,657	71	7,101	4,443	2,223	46	6,712
Income (loss) before income taxes	1,421	1,064	(128)	2,357	1,324	(296)	(103)	925
Income tax (benefit) expense	320	415	(44)	691	323	(113)	(35)	175
Net income (loss)	$1,101	$649	$(84)	$1,666	$1,001	$(183)	$(68)	$750

	Six months ended June 30, 2015				Six months ended June 30, 2014
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$12,079	$970	$4	$13,053	$12,226	$601	$3	$12,830
Interest expense	291	970	117	1,378	914	599	116	1,629
Net interest income (loss)	11,788	-	(113)	11,675	11,312	2	(113)	11,201
Provision for loan losses	835	-	-	835	1,116	-	-	1,116
Net interest income (loss) after provision for loan losses	10,953	-	(113)	10,840	10,196	2	(113)	10,085
Non-interest income	783	6,628	-	7,411	805	3,285	-	4,090
Non-interest expense	8,650	4,889	104	13,643	8,692	4,280	75	13,047
Income (loss) before income taxes	3,086	1,739	(217)	4,608	2,309	(993)	(188)	1,128
Income tax (benefit) expense	736	651	(74)	1,313	552	(375)	(64)	113
Net income (loss)	$2,350	$1,088	$(143)	$3,295	$1,757	$(618)	$(124)	$1,015

Total assets	$610,520	$72,756	$409	$683,685	$618,455	$50,263	$444	$669,162
Net loans	455,205	70,897	-	526,102	457,503	49,301	-	506,804
Equity	2,350	1,088	55,022	58,460	1,757	(618)	49,540	50,679

The mortgage banking division experienced strong growth in originations from 2007 through 2012 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Origination of home mortgage loans has been volatile over the past few years and is dependent on a number of factors including the level of interest rates, general economic conditions, real estate values, and underwriting criteria to qualify borrowers. Mortgage loan originations were $378.1 million, $248.6 million, and $572.7 million for the first six months of 2015, 2014 and 2013, respectively. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage-backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty provisions and related warranty liabilities were recorded in 2009 and subsequent years to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $53,000 and $39,000 for the three months ended June 30, 2015 and 2014, respectively, and were $96,000 and $71,000 for the six months ended June 30, 2015 and 2014, respectively. The warranty liability, which is available to fund future warranty claims, was $1,494,000 and $1,440,000 at June 30, 2015 and December 31, 2014, respectively. Fourteen warranty claims or losses and seven fair value adjustments from repurchases totaling $1,094,000 have been incurred since establishment of the mortgage banking division in 2007. In addition, nine loans with a total current carrying balance, including fair value loss adjustments recorded when transferred, of $2,468,000 have been repurchased and are included in loans held for investment.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
June 30, 2015

Available-for-sale
Municipal securities	$17,472	$620	$62	$18,030
FNMA, FHLMC, and GNMA
mortgage-backed securities	17,668	563	-	18,231
Corporate securities	9,863	117	7	9,973
Asset-backed securities	1,794	103	-	1,897
Unrestricted stock	42	25	-	67
	$46,839	$1,428	$69	$48,198

Held-to-maturity
Municipal securities	$7,543	$148	$23	$7,668
FNMA mortgage-backed
securities	5,608	22	34	5,596
Asset-backed securities	1,917	72	-	1,989
	$15,068	$242	$57	$15,253

December 31, 2014

Available-for-sale
Municipal securities	$19,093	$831	$28	$19,896
FNMA, FHLMC, and GNMA
mortgage-backed securities	18,670	682	-	19,352
Corporate securities	9,822	149	7	9,964
Asset-backed securities	1,847	83	-	1,930
Unrestricted stock	42	16	-	58
	$49,474	$1,761	$35	$51,200

Held-to-maturity
Municipal securities	$7,722	$198	$22	$7,898
FNMA mortgage-backed
securities	5,945	38	-	5,983
Asset-backed securities	1,977	87	-	2,064
	$15,644	$323	$22	$15,945

The scheduled maturities of debt securities available-for-sale at June 30, 2015 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$998	$1,000	$-	$-	$998	$1,000
Due from one to five years	8,428	8,601	2,666	2,719	11,094	11,320
Due from five to ten years	9,677	9,992	4,922	5,214	14,599	15,206
Over ten years	8,232	8,409	11,874	12,196	20,106	20,605
	$27,335	$28,002	$19,462	$20,129	$46,797	$48,131
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	2,449	2,484	-	-	2,449	2,484
Over ten years	5,094	5,184	7,525	7,585	12,619	12,769
	$7,543	$7,668	$7,525	$7,585	$15,068	$15,253

The Company sold two municipal securities with a total book value of $1,268,000 at a $27,000 gain during the first quarter of 2015.

Securities with a carrying value of approximately $19,822,000 and $25,327,000 were pledged to secure retail repurchase agreements and certain deposits at June 30, 2015 and December 31, 2014, respectively.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At June 30, 2015, five municipal securities with $5,568,000 in total fair value, one FNMA mortgage-backed security with $4,122,000 in fair value, and one corporate debt security with $973,000 in fair value had total unrealized losses of $126,000. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

Information pertaining to securities with gross unrealized losses at June 30, 2015 and December 31, 2014, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
June 30, 2015:
Municipal securities	4	$5,326	$77	1	$242	$8	5	$5,568	$85
FNMA, FHLMC, GNMA
mortgage-backed securities	1	4,122	34	-	-	-	1	4,122	34
Corporate securities	-	-	-	1	973	7	1	973	7
Total	5	$9,448	$111	2	$1,215	$15	7	$10,663	$126

December 31, 2014:
Municipal securities	1	$1,469	$22	5	$4,977	$28	6	$6,446	$50
Corporate securities	-	-	-	1	972	7	1	972	7
	1	$1,469	$22	6	$5,949	$35	7	$7,418	$57

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first six months of 2015 and 2014 and related asset balances at June 30, 2015 and December 31, 2014 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2015
Beginning of year balance	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Provision for loan losses	(609)	1,733	(254)	257	(104)	(1)	(187)	835
Charge-offs	-	(1,867)	(104)	(110)	(117)	(4)	-	(2,202)
Recoveries	-	346	4	16	267	9	-	642
Balance at June 30,	$886	$2,356	$412	$646	$1,459	$32	$4	$5,795
2014
Beginning of year balance	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Provision for loan losses	26	282	427	39	382	98	182	1,436
Charge-offs	(22)	(1,050)	(244)	(147)	(1,913)	(109)	-	(3,485)
Recoveries	32	348	3	119	382	22	-	906
Balance at December 31,	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520

Balances at June 30, 2015
Allowance for loan losses:
Balance at June 30,	$886	$2,356	$412	$646	$1,459	$32	$4	$5,795
Ending balance individually evaluated for impairment	$-	$307	$5	$247	$18	$-	$-	$577
Ending balance collectively evaluated for impairment	$886	$2,049	$407	$399	$1,441	$32	$4	$5,218
Loans Outstanding:
Balance at June 30,	$72,730	$195,177	$72,179	$54,188	$64,401	$2,325	$-	$461,000
Ending balance individually evaluated for impairment	$643	$15,674	$380	$5,078	$1,170	$-	$-	$22,945
Ending balance collectively evaluated for impairment	$72,087	$179,503	$71,799	$49,110	$63,231	$2,325	$-	$438,055

Balances at December 31, 2014
Allowance for loan losses:
Balance at December 31,	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Ending balance individually evaluated for impairment	$-	$357	$127	$216	$22	$-	$-	$722
Ending balance collectively evaluated for impairment	$1,495	$1,787	$639	$267	$1,391	$28	$191	$5,798
Loans Outstanding:
Balance at December 31,	$75,869	$215,280	$71,006	$51,902	$54,359	$3,773	$-	$472,189
Ending balance individually evaluated for impairment	$1,056	$10,848	$614	$5,520	$522	$-	$-	$18,560
Ending balance collectively evaluated for impairment	$74,813	$204,432	$70,392	$46,382	$53,837	$3,773	$-	$453,629

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

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At June 30, 2015
Real Estate Loans:
Construction & development	$-	$-	$598	$598	$72,132	$72,730	$-
Commercial real estate	-	318	8,273	8,591	186,586	195,177	-
Home equity lines	25	-	252	277	71,902	72,179	-
Residential real estate	-	157	1,805	1,962	52,226	54,188	-
Total real estate	25	475	10,928	11,428	382,846	394,274	-
Commercial & industrial	-	-	788	788	63,613	64,401	-
Consumer & other	-	-	-	-	2,325	2,325	-
Total loans	$25	$475	$11,716	$12,216	$448,784	$461,000	$-

At December 31, 2014
Real Estate Loans:
Construction & development	$-	$-	$990	$990	$74,879	$75,869	$-
Commercial real estate	-	-	3,107	3,107	212,173	215,280	-
Home equity lines	-	-	355	355	70,651	71,006	-
Residential real estate	622	38	1,923	2,583	49,319	51,902	-
Total real estate	622	38	6,375	7,035	407,022	414,057	-
Commercial & industrial	-	70	83	153	54,206	54,359	-
Consumer & other	25	-	-	25	3,748	3,773	-
Total loans	$647	$108	$6,458	$7,213	$464,976	$472,189	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At June 30, 2015 and December 31, 2014, the total recorded investment in impaired loans amounted to approximately $22,945,000 and $18,560,000, respectively. Of these impaired loans, $11,716,000 and $6,458,000 were on non-accrual at June 30, 2015 and December 31, 2014, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
June 30, 2015
With no related allowance recorded
Real Estate Loans:
Construction & development	$643	$643	$-	$791	$1
Commercial real estate	10,767	14,722	-	15,898	305
Home equity lines	201	362	-	363	8
Residential real estate	3,401	3,577	-	3,609	89
Total real estate	15,012	19,304	-	20,661	403
Commercial & industrial	788	794	-	796	10
Consumer & other	-	-	-	-	-
Total loans	15,800	20,098	-	21,457	413
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	4,907	5,135	307	5,175	139
Home equity lines	179	245	5	245	10
Residential real estate	1,677	1,759	247	1,778	47
Total real estate	6,763	7,139	559	7,198	196
Commercial & industrial	382	382	18	393	10
Consumer & other	-	-	-	-	-
Total loans	7,145	7,521	577	7,591	206
Total impaired loans	$22,945	$27,619	$577	$29,048	$619
December 31, 2014
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,056	$1,056	$-	$875	$6
Commercial real estate	5,300	7,980	-	8,133	386
Home equity lines	320	527	-	528	20
Residential real estate	3,685	3,914	-	3,964	145
Total real estate	10,361	13,477	-	13,500	557
Commercial & industrial	116	1,110	-	1,640	1
Consumer & other	-	-	-	-	-
Total loans	10,477	14,587	-	15,140	558
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	5,548	5,943	357	6,026	288
Home equity lines	294	350	127	351	17
Residential real estate	1,835	1,911	216	1,998	217
Total real estate	7,677	8,204	700	8,375	522
Commercial & industrial	406	417	22	447	22
Consumer & other	-	-	-	-	-
Total loans	8,083	8,621	722	8,822	544
Total impaired loans	$18,560	$23,208	$722	$23,962	$1,102

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(in thousands)
Real Estate Loans:
Construction & development	$598	$990
Commercial real estate	8,273	3,107
Home equity lines	252	355
Residential real estate	1,805	1,923
Total real estate	10,928	6,375
Commercial & industrial	788	83
Consumer & other	-	-
Total loans	$11,716	$6,458

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically reevaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Classified - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

At June 30, 2015
	Pass	Special Mention	Classified	TOTAL
	(in thousands)
Real Estate Loans:
Construction & development	$72,009	$45	$676	$72,730
Commercial real estate	177,034	5,525	12,618	195,177
Home equity lines	71,258	117	804	72,179
Residential real estate	48,828	1,724	3,636	54,188
Total real estate	369,129	7,411	17,734	394,274
Commercial & industrial	60,356	3,257	788	64,401
Consumer & other	2,325	-	-	2,325
Total loans	$431,810	$10,668	$18,522	$461,000

At December 31, 2014
	Pass	Special Mention	Classified	TOTAL
	(in thousands)
Real Estate Loans:
Construction & development	$74,813	$66	$990	$75,869
Commercial real estate	194,767	12,965	7,548	215,280
Home equity lines	69,937	40	1,029	71,006
Residential real estate	45,310	2,723	3,869	51,902
Total real estate	384,827	15,794	13,436	414,057
Commercial & industrial	53,449	817	93	54,359
Consumer & other	3,773	-	-	3,773
Total loans	$442,049	$16,611	$13,529	$472,189

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

There were no available commitments for troubled debt restructurings outstanding at June 30, 2015.

The following tables present troubled debt restructurings as of June 30, 2015 and December 31, 2014:

	Troubled Debt Restructurings
	June 30, 2015
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$45	2	$598	3	$643
Commercial real estate	11	7,114	3	2,074	14	9,188
Home equity lines	0	-	0	-	0	-
Residential real estate	10	1,909	4	886	14	2,795
Total real estate	22	9,068	9	3,558	31	12,626
Commercial & industrial	1	382	0	-	1	382
Consumer & other	0	-	0	-	0	-
Total loans	23	$9,450	9	$3,558	32	$13,008

	December 31, 2014
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$66	4	$990	5	$1,056
Commercial real estate	12	7,360	4	2,339	16	9,699
Home equity lines	0	-	0	-	0	-
Residential real estate	10	1,943	5	920	15	2,863
Total real estate	23	9,369	13	4,249	36	13,618
Commercial & industrial	2	405	1	5	3	410
Consumer & other	0	-	0	-	0	-
Total loans	25	$9,774	14	$4,254	39	$14,028

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

The following tables present newly restructured loans that occurred during the three months ended June 30, 2015 and 2014, respectively:

	New Troubled Debt Restructurings
	Three Months Ended June 30, 2015
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$-	1	$-
Total real estate	0	-	0	-	0	-	1	-	1	-
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	1	$-	1	$-

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$293	1	$293
Total real estate	0	-	0	-	0	-	1	293	1	293
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	1	$293	1	$293

	Three Months Ended June 30, 2014
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Residential real estate	0	$-	1	$411	0	$-	0	$-	1	$411
Total real estate	0	-	1	411	0	-	0	-	1	411
Commercial & industrial	0	-	0	-	1	850	0	-	1	850
Total loans	0	$-	1	$411	1	$850	0	$-	2	$1,261

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Residential real estate	0	$-	1	$409	0	$-	0	$-	1	$409
Total real estate	0	-	1	409	0	-	0	-	1	409
Commercial & industrial	0	-	0	-	1	842	0	-	1	842
Total loans	0	$-	1	$409	1	$842	0	$-	2	$1,251

The following tables present newly restructured loans that occurred during the six months ended June 30, 2015 and 2014, respectively:

	New Troubled Debt Restructurings
	Six Months Ended June 30, 2015
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$-	1	$-
Total real estate	0	-	0	-	0	-	1	-	1	-
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	1	$-	1	$-

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$293	1	$293
Total real estate	0	-	0	-	0	-	1	293	1	293
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	1	$293	1	$293

	Six Months Ended June 30, 2014
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Residential real estate	0	$-	1	$411	0	$-	0	$-	1	$411
Total real estate	0	-	1	411	0	-	0	-	1	411
Commercial & industrial	0	-	0	-	1	850	0	-	1	850
Total loans	0	$-	1	$411	1	$850	0	$-	2	$1,261

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Residential real estate	0	$-	1	$409	0	$-	0	$-	1	$409
Total real estate	0	-	1	409	0	-	0	-	1	409
Commercial & industrial	0	-	0	-	1	842	0	-	1	842
Total loans	0	$-	1	$409	1	$842	0	$-	2	$1,251

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the six months ended June 30, 2015 and 2014.

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

Loans secured by one to four family residential properties with unpaid principal balances of $574,000 at June 30, 2015 were in the process of foreclosure. These loans have been evaluated for impairment and related allowances for loan losses have been made where collateral values are less than principal loan balances.

Note L – Fair value measurements

The Company has adopted the accounting standards within FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures”, which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company has not elected the fair value option to value liabilities. Securities available-for-sale, loans held for sale, and interest rate lock commitments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans Held for Sale

The Company opted to account for loans held for sale at fair value which is measured based on what secondary markets are currently offering for portfolios with similar characteristics or based on sales commitments actually made to investors. As such, the Company classifies loans subject to recurring fair value adjustments as Level 2 valuation.

Interest Rate Lock Commitments

The mortgage banking division of the Company sells its residential mortgage loans held for sale on a forward best efforts basis at a fixed price or on a mandatory basis by entering into forward sale mortgage-backed securities transactions at approximately the same time that fixed rate commitments are given to borrowers. The value of the estimated interest rate lock commitments given to borrowers were marked to market through the income statement during 2015. The significant unobservable input used in the Level 3 fair value measurement of the Company’s Interest Rate Lock Commitments (IRLCs) on loans held for sale is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio is largely dependent on loan processing stages and the change in prevailing interest rates from the time of the rate lock. The closing ratio is computed by management using historical data.

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing due to delays in meeting commitment closing dates. The Company classifies interest rate lock commitments as Level 3. Gain or loss on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. The mortgage banking division resumed reporting IRLCs in 2015 after having suspended recognition in 2014 due to immateriality. Below is a summary of activity related to interest rate lock commitments for the six months ended June 30, 2015 and 2014.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2014 and 2013	$-	$-
Gains, net of losses, included in other income	613	-
Transfers in and out	-	-
Balance, June 30, 2015 and 2014	$613	$-

Assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At June 30, 2015:
Securities available-for-sale:
Municipal securities	$18,030	$-	$18,030	$-
Mortgage-backed securities	18,231	-	18,231	-
Corporate securities	9,973	-	9,973	-
Asset backed securities	1,897	-	1,897	-
Unrestricted stock	67	67	-	-
Total available-for-sale securities	48,198	67	48,131	-
Loans held for sale	70,897	-	70,897	-
Interest rate lock commitments	613	-	-	613
Total	$119,708	$67	$119,028	$613

At December 31, 2014:
Securities available-for-sale:
Municipal securities	$19,896	$-	$19,896	$-
Mortgage-backed securities	19,352	-	19,352	-
Corporate securities	9,964	-	9,964	-
Asset-backed securities	1,930	-	1,930	-
Unrestricted stock	58	58	-	-
Total available-for-sale securities	51,200	58	51,142	-
Loans held for sale	39,780	-	39,780	-
Total	$90,980	$58	$90,922	$-

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At June 30, 2015 and December 31, 2014, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s original effective interest rate. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At June 30, 2015:
Impaired loans	$22,368	$-	$-	$22,368
Other real estate owned	5,352	-	-	5,352

At December 31, 2014:
Impaired loans	$17,838	$-	$-	$17,838
Other real estate owned	5,610	-	-	5,610

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	Fair Value	Technique	Inputs	Input Value
	($ in thousands)
At June 30, 2015:
Impaired loans	$22,368	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/ discounted rates	0% - 100% / original note rate
Other real estate owned	5,352	Discounted appraisals	Collateral discounts	8.00%-10.00%

Net derivative assets /liabilities:
Interest rate lock commitments	613	Pricing models	Loan closing ratios	25% - 100% 81% Average

At December 31, 2014:
Impaired loans	$17,838	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/ discounted rates	0% - 100% / original note rate
Other real estate owned	5,610	Discounted appraisals	Collateral discounts	8.00%-10.00%

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only. The assumptions used in estimating the fair value of these financial instruments are detailed below:

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At June 30, 2015, there were no fair value adjustments related to $15,068,000 of securities held to maturity.

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

Trust preferred subordinated debt: The fair value of trust preferred debt was determined by discounting cash flows using a rate 300 basis points higher than the actual current rate over an estimated remaining term of 12.0 years in 2015 and 12.5 years in 2014. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 300 basis points higher when available. The Basel III capital guidelines allow for inclusion of trust preferred securities as Tier 1 capital, up to certain “quantitative limits” for banks with less than $15 billion in consolidated assets.

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at June 30, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2015
Financial Instruments - Assets
Investment securities held-to-maturity	$15,068	$15,253	$-	$15,253	$-
Net non-impaired loans held for investment	432,836	434,257	-	-	434,257

Financial Instruments - Liabilities
Time deposits	140,237	140,158	-	-	140,158
Trust preferred subordinated debt	19,610	16,987	-	-	16,987

December 31, 2014
Financial Instruments - Assets
Investment securities held-to-maturity	$15,644	$15,945	$-	$15,945	$-
Net non-impaired loans held for investment	447,831	448,603	-	-	448,603

Financial Instruments - Liabilities
Time deposits	143,816	143,881	-	-	143,881
Subordinated debentures	19,610	16,885	-	-	16,885

Note M – Derivatives and financial instruments

A derivative is a financial instrument or arrangement that derives its cash flows and value by reference to an underlying instrument, index or referenced interest rate. These instruments are designed to hedge exposures to interest rate risk or for speculative purposes. The Company increased its use of derivatives related to hedging interest rate lock commitments during the second quarter of 2015 as noted below.

Accounting guidance requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

The Company currently sells mortgage loans on a best efforts basis and a mandatory basis in order to minimize the impact of changing interest rates on the value of fixed loan commitments given to borrowers. Optional commitments to sell mortgage loans are consummated at approximately the same time that optional commitments are given to borrowers to originate the loans under best efforts sales. Mandatory loan sales are generally made after loans are closed; the related fixed rate loan commitments granted to borrowers when they lock in their loan rates are hedged by selling mortgage-backed securities on a forward basis. The sold mortgage-backed securities are later purchased to close the hedge once the mandatory sales are consummated. The Company resumed selling loans on a mandatory basis and re-instituted hedging mortgage loan rate lock commitments during the second quarter of 2015.

The table below provides the carrying values of derivative instruments of mortgage loan rate lock commitments and mortgage-backed securities forward sales at June 30, 2015:

	Carrying	Carrying	Gain	Notional
	Value of	Value of	Included	Amount of
Derivatives designated as	Assets	Liabilities	in Income	Derivative
hedging instruments:	(in thousands)

At June 30, 2015:
Mortgage loan interest rate lock commitments (hedged through best efforts sales commitments)	$410	$-	$410	$47,695

Mortgage loan interest rate lock commitments (hedged through mortgage-backed securities forward sales)	223	20	203	22,228

Mortgage-backed securities forward sales	110	92	18	30,250

The mortgage banking division resumed reporting IRLCs in 2015 after having suspended recognition in 2014 due to immateriality.

The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$70,897	$69,914	$983	$39,780	$39,353	$427

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the six months ended June 30, 2015 and 2014, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net gains resulting from changes in fair value	$556	$260

Note N – Impact of recently adopted accounting standards

On January 15, 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force), to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if those conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). An entity that has used the effective yield method to account for its investments in qualified affordable housing before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments were effective for the Company on a retrospective basis for interim and annual reporting periods beginning January 1, 2015. The Company has a $3 million qualified affordable housing investment of which $1.2 million has been amortized through non-interest income using the effective yield method which approximates the proportional amortization method. These amendments did not have a material effect on the Company’s consolidated financial statements.

In January, 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU eliminates the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless the event or transaction is both unusual in nature and infrequent in occurrence. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. These amendments are not expected to have a material effect on the Company’s consolidated statement of financial position.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments were effective for the Company for the reporting period beginning with the first quarter of 2015. The amendments did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and are not expected to have a material effect on the Company’s consolidated financial statements.

The FASB published ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, on April 7, 2015. Debt issuance costs are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). The guidance in ASU 2015-03 is limited to the presentation of debt issuance costs. The amendments do not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the effective interest method and be reported as interest expense. For public business entities, the amendments in ASU 2015-03 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. These amendments are not expected to have a material effect on the Company’s consolidated financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. Existing U.S. generally accepted accounting principles (U. S. GAAP) does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. An arrangement would contain a software license element if both of the following criteria are met:

•	The customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty.

•	It is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software.

For public business entities, the amendments in ASU 2015-05 are effective for interim and annual periods beginning after December 15, 2015. These amendments are not expected to have a material effect on the Company’s consolidated financial statements.

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to June 30, 2015. The FASB proposal on Current Expected Credit Loss (“CECL”) is expected to be released in 2015 and will likely be effective in 2018 or 2019. CECL is expected to require institutions of all sizes to recognize an immediate allowance for expected credit losses on loans and securities which could materially exceed the current historical loss rate method currently used to calculate the allowance for loan losses. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2015 and December 31, 2014, pre-approved but unused lines of credit for loans totaled approximately $193,764,000 and $174,665,000, respectively. In addition, we had $1,752,000 and $1,812,000 in standby letters of credit at June 30, 2015 and December 31, 2014, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

The Company leases land for its main office, four loan production offices, and two branch facilities under operating leases. The Friendly Avenue Branch in Greensboro closed at the end of July 2015 due to the expiration of the related lease in December 2015 which could not be successfully re-negotiated.

Total future minimum lease payments, excluding renewal options, at June 30, 2015 under the leases are as follows:

Future Mininum Lease Payments at June 30, 2015
(in thousands)
Due in one year	$487
Due in Years 2 and 3	656
Due in Years 4 and 5	620
Due after Year 5	2,723
$4,486

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

Comparison of Financial Condition

Assets. Our total assets increased by $4.4 million, or 0.7%, from $679.3 million at December 31, 2014, to $683.7 million at June 30, 2015. During the six months ended June 30, 2015, cash and due from banks, interest-bearing deposits with banks and investment securities decreased $18.2 million, loans held-for-sale increased $31.1 million, while net loans held for investment decreased $10.5 million. Our mortgage banking division originates and sells residential mortgage loans through other banks, brokers, our retail offices and four loan production offices. Originations of residential mortgage loans for the first six months of 2015 were approximately $378 million compared to $249 million in first six months of 2014. Originations in 2015 were positively impacted by low interest rates, an improved economy, and by better weather.

Liabilities. Total deposits decreased by $2.2 million, or 0.4%, from $594.9 million at December 31, 2014, to $592.7 million at June 30, 2015. Our non-interest bearing deposits, which are a major strategic focus, grew $6.6 million, or 6.2% during the first six months to $112.8 million at June 30, 2015. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB’) advances, repurchase borrowings, and brokered deposits may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements and FHLB advances declined slightly in the first six months of 2015. We had approximately $31.5 million in out-of-market time deposits from other institutions and $19.7 million in brokered deposits at June 30, 2015, an aggregate increase of $8.6 million in these two types of accounts from December 31, 2014. The increase in these out-of-market time deposits in the first six months of 2015 was designed to increase the duration of liabilities to better match asset durations.

Stockholders’ Equity. Total stockholders’ equity increased $5.8 million at June 30, 2015 to $58.5 million due to net proceeds of $14.1 million obtained in a convertible preferred stock offering which was later converted to common stock. The net proceeds of the offering were used to redeem $11.0 million in Series A preferred stock in May of 2015 and provide additional capital to support future growth. Retained net income also added to stockholder’ equity during the first six months of 2015.

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and 2014

General. Net income was $1,666,000 and $750,000 for the second quarter of 2015 and 2014, respectively. Net income available to common stockholders was $1,572,000, or $0.32 per diluted share, for the three months ended June 30, 2015 compared to $503,000, or $0.15 per diluted share, for the three months ended June 30, 2014. Net income available to common stockholders represents net income less preferred stock dividends. Higher net income in 2015 resulted from a 41% increase in residential mortgage loan originations and related fee income in our mortgage banking division and from higher net interest income. Our mortgage banking division recorded net income of $649,000 in the second quarter of 2015 compared to net loss of $183,000 in the second quarter of 2014. The commercial/retail bank realized net income of $1,101,000 and $1,001,000 in the second quarter of 2015 and 2014, respectively. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. Economic conditions have gradually improved since 2011 in our primary markets as evidenced by lower unemployment rates, and decreasing loan charge-offs and impaired loans.

Net interest income. Net interest income of $5,865,000 for the three months ended June 30, 2015 increased $222,000, or 3.93%, from the second quarter of 2014. The net yield on interest earning assets, adjusted to a fully taxable basis was 3.65% in the second quarter of 2015 and 3.74% in the second quarter of 2014. The low short-term interest rate environment which has persisted for several years, created a challenge to growing net interest income because loan and investment yields generally decline faster than liability costs. A shift in our average asset balances to loans and to loans held for sale, growth of 31.5% in average non-interest bearing deposits and higher stockholders’ equity have had a positive impact on our net interest income in the current challenging low interest rate environment.

The table below provides a detailed analysis of the effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended June 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits	$62,284	$65	0.42%	$41,361	$49	0.48%
Nontaxable investments (2.)	16,199	188	4.66%	18,693	204	4.38%
Taxable investments	47,437	325	2.75%	60,759	411	2.71%
Loans held for sale	62,483	557	3.58%	36,971	390	4.23%
Loans (3.)	465,914	5,501	4.74%	455,798	5,485	4.83%
Interest-earning assets	654,317	6,636		613,582	6,539
Interest-earning assets			4.07%			4.27%

Non interest-earning assets	44,784			43,142

Total assets	$699,101			$656,724

Interest-bearing liabilities
Interest checking	$53,214	$9	0.07%	$44,577	$8	0.07%
Money market and savings	291,265	228	0.31%	296,061	232	0.31%
Time certificates and IRAs	142,930	287	0.81%	144,088	407	1.13%
Other borrowings	22,433	151	2.70%	25,024	164	2.63%
Total interest-bearing liabilities	509,842	675		509,750	811
Cost on average
Interest-bearing liabilities			0.53%			0.64%
Non-interest-bearing liabilities
Demand deposits	118,577			90,186
Other liabilities	7,044			6,393
Total non-interest-bearing liabilities	125,621			96,579
Total liabilities	635,463			606,329
Stockholders' equity	63,638			50,395
Total liabilities and equity	$699,101			$656,724
Net interest income		$5,961			$5,728
Net yield on average interest-earning assets			3.65%			3.74%
Interest rate spread			3.54%			3.64%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $535,000 and $346,000 for the three months ended June 30, 2015 and 2014, respectively. The amount of the provision for loan losses increased in 2015 because one loan relationship of approximately $8.1 million defaulted and went into receivership during the second quarter of 2015. Due to the default, loan charge-offs exceeded loan recoveries by $1,694,000 in the second quarter of 2015. Loan charge-offs exceeded loan recoveries by $1,432,000 in the second quarter of 2014. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $4,128,000 for the three months ended June 30, 2015 compared to $2,340,000 for the three months ended June 30, 2014. Mortgage banking income increased $1,767,000, or 90.4% due to an increase of approximately 41% in residential mortgage loan originations and related sales and from an increase in mortgage loan applications which are used to calculate the value of interest rate lock commitments. Mortgage banking income consists of loan origination fees, gains from sales of loans and related servicing assets, and from the increase in the value of interest rate lock commitments.

Non-interest expense. Total non-interest expense amounted to $7,101,000 and $6,712,000 for the three months ended June 30, 2015 and 2014, respectively. Salaries and employee benefits increased $566,000, or 14.1%, primarily from an increase in incentive compensation in our mortgage banking division due to increased originations and in our retail/commercial bank due to accrual of bonuses related to 2015 financial and non-financial goals. The number of full-time equivalent employees decreased to 192 at June 30, 2015 from 195 at June 30, 2014. Foreclosed property expense increased $97,000 to $155,000 in the second quarter of 2015 due to higher impairment charges. Professional fees decreased $92,000 due to a decline in legal fees related to problem loans.

Income taxes. Income tax expense as a percentage of net income before income taxes was 29.3% and 18.9% in the second quarter of 2015 and 2014, respectively. The lower tax rate in 2014 resulted from higher non-taxable income from municipal interest and increase in cash value of life insurance as a percentage of taxable income.

Comparison of Results of Operations for the Six Months Ended June 30, 2015 and 2014

General. Net income was $3,295,000 and $1,015,000 for the six months ended June 30, 2015 and 2014, respectively. Net income available to common stockholders was $2,954,000, or $0.70 per diluted share, for the six months ended June 30, 2015 compared to $577,000, or $0.17 per diluted share, for the six months ended June 30, 2014. Higher net income in 2015 resulted primarily from higher net interest income, lower provision for loan losses, and higher mortgage banking income.

Net interest income. Net interest income of $11,675,000 for the six months ended June 30, 2015 increased $474,000, or 4.2%, from the six months ended June 30, 2014 due to a $31.0 million increase in average interest-earning assets while average interest-bearing liabilities declined $1.2 million. Growth in average non-interest-bearing demand deposits of $25.6 million and higher stockholders’ equity provided the funding for the increase in interest-earning assets. The net yield on interest earning assets, adjusted to a fully taxable basis, was stable at 3.70% in 2015 and 3.72% in 2014.

The table below provides a detailed analysis of the effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Income and Average Balance Analysis

	For the Six Months Ended June 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits	$59,911	$126	0.42%	$51,688	$109	0.43%
Nontaxable investments (2.)	16,238	371	4.61%	18,715	417	4.49%
Taxable investments	48,422	663	2.76%	61,008	831	2.75%
Loans held for sale	52,839	970	3.70%	29,020	601	4.18%
Loans (2.) (3.)	468,976	11,113	4.78%	454,923	11,028	4.89%
Interest-earning assets	646,386	13,243		615,354	12,986
Interest-earning assets			4.13%			4.26%

Non interest-earning assets	44,598			41,984

Total assets	$690,984			$657,338

Interest-bearing liabilities
Interest checking	$51,634	$18	0.07%	$43,918	$16	0.07%
Money market and savings	293,239	458	0.31%	296,360	460	0.31%
Time certificates and IRAs	143,101	599	0.84%	146,311	825	1.14%
Other borrowings	22,555	303	2.71%	25,117	328	2.63%
Total interest-bearing liabilities	510,529	1,378		511,706	1,629
Cost on average
Interest-bearing liabilities			0.54%			0.64%
Non-interest-bearing liabilities
Demand deposits	114,470			88,899
Other liabilities	7,392			6,564
Total non-interest-bearing liabilities	121,862			95,463
Total liabilities	632,391			607,169
Stockholders' equity	58,593			50,169
Total liabilities and equity	$690,984			$657,338
Net interest income		$11,865			$11,357
Net yield on average interest-earning assets			3.70%			3.72%
Interest rate spread			3.59%			3.61%

(1.) Average balances are computed on a daily basis.

(2.) Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.

(3.) Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $835,000 and $1,116,000 for the six months ended June 30, 2015 and 2014, respectively. The amount of the provision for loan losses declined in 2015 primarily because fewer allowances for loan losses were required on impaired loans. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income increased to $7,411,000 for the six months ended June 30, 2015 from $4,090,000 for the six months ended June 30, 2014. The increase in 2015 resulted primarily from an increase in mortgage banking income of $3,341,000 to $6,628,000 for the six months ended June 30, 2015. Loan originations in our mortgage banking division were $378.1 million in 2015 which was 52% higher than in 2014.

Non-interest expense. Total non-interest expense amounted to $13,643,000 and $13,047,000 for the six months ended June 30, 2015 and 2014, respectively. Salaries and employee benefits increased $1,049,000, or 13.4%, primarily from an increase in incentive compensation in our mortgage banking division due to increased originations and in our retail/commercial bank due to accrual of bonuses related to 2015 financial and non-financial goals. Foreclosed property expense declined $139,000 to $24,000 in the first half of 2015 due to higher net gains from foreclosed property sales and from lower expenses maintaining fewer real estate owned properties. Advertising and promotion declined $141,000 to $353,000 in 2015 due to a change to a new advertising agency. Professional fees decreased $101,000, or 10.1% in 2015 to $903,000, primarily from decreased legal fees related to problem loans.

Income taxes. Income tax expense was $1,313,000, or 28.5% of income before income taxes, for the six months ended June 30, 2015, compared to $113,000, or 10.0% of income before income taxes, for the six months ended June 30, 2014. Tax credits and non-taxable income represented a larger percentage of income in the 2014 period which accounted for the lower income tax rate in 2014.

Asset Quality

Non-performing assets, composed of other real estate owned, other repossessed assets, and non-accrual loans, totaled $17,068,000 at June 30, 2015, compared to $12,112,000 at December 31, 2014. Non-performing assets, as a percentage of total assets, was 2.50% at June 30, 2015, compared to 1.78% at December 31, 2014. There were no loans 90 days or more past due and still accruing interest at June 30, 2015 or December 31, 2014, respectively. Other real estate owned was $5,352,000 at June 30, 2015 and $5,610,000 at December 31, 2014. The increase in non-performing assets at June 30, 2015 resulted from a business relationship that defaulted on $8.1 million in loans and was placed in receivership during the second quarter of 2015. A loan charge-off of $1.8 million was recognized on the new non-performing loans in the second quarter of 2015.

Loans are graded according to an internal loan rating classification system, and “classified loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Classified loans increased to $18,522,000 at June 30, 2015 from $13,529,000 at December 31, 2014 but are down from $26,209,000 at December 31, 2013. The previously mentioned business loan relationship that defaulted in the second quarter of 2015 was the primary reason for the increase in classified loans at June 30, 2015. Continuing efforts to improve asset quality are a top priority. Loan rating classification information is detailed in Note K to the consolidated financial statements as of June 30, 2015.

The economic conditions in our primary markets in North Carolina, have improved as evidenced by a drop in the unemployment rate. The seasonally adjusted unemployment rate in North Carolina decreased to 5.8% in June 2015 from 6.8% in June 2014 and from 8.3% in June 2013. Other economic data such as retail sales and housing starts have also improved materially in the past year. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Real estate prices have improved in our markets but are still lower than in 2008 in many areas.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, decreased to $577,000 at June 30, 2015 from $722,000 at December 31, 2014, and impaired loans increased to $22,945,000 at June 30, 2015 from $18,560,000 at December 31, 2014. The specific portion of our allowance relating to impaired loans decreased in 2015 primarily because of charge-offs taken in the second quarter of 2015 on impaired loans, thereby reducing the amount of the specific allowances required. The general portion of our allowance for loan losses decreased to $5,218,000 on non-impaired loans of $438,055,000 at June 30, 2015 from $5,798,000 on non-impaired loans of $453,629,000 at December 31, 2014. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.06% on loans secured by 1-4 family residential construction to 2.27% on commercial and industrial loans, to categories of non-impaired loans at each period end. We have used the latest sixteen quarters to determine the estimated loss ratios inherent in the loan portfolio since the third quarter of 2014. We had previously used twelve quarters but believe sixteen quarters more accurately reflects expected losses over time and results in a higher allowance for loan losses than twelve quarters. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as the changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses, including a small unallocated allowance, was $683,000 and $1,243,000 at June 30, 2015 and December 31, 2014, respectively. A number of environmental factors improved during the six months ending June 30, 2015, especially economic and business conditions.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $1,560,000 and $1,576,000 for the six months ended June 30, 2015 and 2014, respectively.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, bank term deposits, investment securities available-for-sale, and loans held for sale by our mortgage banking division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its anticipated needs. Short-term liquidity in the form of cash and due from banks, interest-bearing deposits in banks, and bank term deposits decreased to $45.7 million at June 30, 2015 from $60.3 million at December 31, 2014. The decline in short-term liquidity was offset by an increase of $31.1 million in loans held for sale, which are residential mortgage loans that are in the process of being funded by investors. We believe our current liquidity levels are adequate to meet our anticipated future needs. We maintained substantial secondary sources of liquidity during 2014 and 2015 in the form of unused secured lines of credit from the FHLB and the Federal Reserve which in total approximated $177 million at June 30, 2015. We also have $25 million in discretionary, uncommitted, unsecured Federal funds lines from three correspondent banks.

We are subject to various regulatory capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2015 and December 31, 2014, our levels of capital exceeded all applicable published regulatory requirements. During 2013, Basel III capital requirements were adopted by United States banking regulators. The Basel III regulations establish a common equity Tier 1 capital requirement of 4.5% in 2015 and 7.0% by 2019. The new regulations change risk weights for certain on and off balance sheet assets and require deductions from capital for certain types of assets. Capital ratios for Carolina Bank were as follows at June 30, 2015 and December 31, 2014, respectively: Tier 1 leverage – 9.24%, 9.11%; Tier 1 risk-based – 11.23%, 11.42%; Common Tier 1 risk-based – 11.23%, N/A; Total risk-based – 13.21%, 13.67%. The decline in the total risk-based capital ratio from December 31, 2014 to June 30, 2015 is primarily the result of a reduction in the allowance for loan losses which is a component of total risk-based capital.

Due to our historical growth, the recent difficult economic environment, increased regulatory capital requirements, and our anticipation of continued growth, we issued $16 million in Series A preferred stock to the United States Treasury under the Capital Purchase Program in January 2009 to increase our capital which could further support future growth and assist us in meeting future regulatory capital requirements. The United States Treasury sold our preferred stock to private investors in 2013, and we subsequently repurchased $5.0 million of the preferred stock from private investors. We also repurchased a warrant for common stock granted to the United States Treasury as part of the Capital Purchase Program for $1.8 million in 2013. The remaining preferred stock which was issued in 2009 was repurchased in May of 2015 from the proceeds of a Series B convertible preferred stock offering on June 30, 2015.

On March 31, 2015, the Company issued 15,500 shares of convertible preferred stock, Series B, at $975 per share in a private placement offering and received $14.1 million in net proceeds. The net proceeds from the offering were used to retire the remaining Series A preferred stock of $11.0 million in May 2015 and to improve capital levels. The convertible preferred stock, Series B, was converted into 1,550,000 shares of common stock in May 2015, and no dividends were declared or paid on the newly issued convertible preferred stock.

Interest Rate Sensitivity

Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Prior to 2010, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2010, we set our Carolina Bank prime at 4.50% when the Wall Street Journal Prime declined to 3.25% with the expectation that the Carolina Bank prime would not rise again until the Wall Street Journal Prime exceeded 4.50%. Our simulation analysis as of June 30, 2015 indicates that our net interest income will decline approximately 3.5% in one year, if interest rates rise gradually 1% over a one year time period, and will decline 4.4% over a one year time period if interest rates rise gradually 4% over a one year time period. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is the major reason for the potential decline in net interest income as the Wall Street Journal Prime increases. Our simulation analysis assumes that our money market and premium savings account rates, which together compose approximately 48% of our deposits, only rise 1.30% with the first 2% increase in the Federal funds rate, then rise 1.50% with the next 2% increase in the Federal funds rate, and increase 0.85% for each remaining 1% increase in the Federal funds rate beyond the first 4% increase. We have also increased our fixed rate loans in recent quarters, and customers have shown an increased preference for short-term deposits over the past few years, all which have increased our risk to higher interest rates.

The negative impact on net income from an interest rate rise is projected to be greater than the negative impact on net interest income as noted above due to the anticipated decline in mortgage banking income which is a component of non-interest income. Increasing interest rates could reduce residential mortgage originations and related income significantly.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2015. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2015. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 5. Other Information

The Bank’s Friendly Avenue branch in Greensboro, NC closed at the end of July 2015 due to the expiration of the related lease in December 2015. The opening of our second branch in Winston-Salem occurred in August 2015.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2015, in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: August 12, 2015	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: August 12, 2015	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2015, in XBRL (eXtensible Business Reporting Language).

