Form 10-Q
period 2015-09-30
CAROLINA BANK HOLDINGS INC
filed 2015-11-13
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

There were 5,011,130 shares of the Issuer’s common stock, $1.00 par value, outstanding as of November 12, 2015.

CAROLINA BANK HOLDINGS, INC.

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$6,763	$7,942
Interest-bearing deposits with banks	47,197	38,232
Bank term deposits	14,106	14,106
Securities available-for-sale, at fair value	49,598	51,200
Securities held-to-maturity (fair values of $15,132 in 2015 and $15,945 in 2014)	14,718	15,644
Loans held for sale	50,762	39,780
Loans	465,889	472,189
Less allowance for loan losses	(7,567)	(6,520)
Net loans	458,322	465,669
Premises and equipment, net	19,135	18,311
Other real estate owned	5,073	5,610
Bank-owned life insurance	11,751	11,483
Other assets	11,549	11,286
Total assets	$688,974	$679,263

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$121,058	$106,163
NOW, money market and savings	341,461	344,919
Time	133,970	143,816
Total deposits	596,489	594,898

Advances from the Federal Home Loan Bank	2,707	2,785
Securities sold under agreements to repurchase	48	176
Subordinated debentures	19,610	19,610
Other liabilities and accrued expenses	10,022	9,139
Total liabilities	628,876	626,608

Commitments - Note O
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares; Series A shares issued and outstanding 0 in 2015 and 10,994 in 2014	-	10,994
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 4,992,380 in 2015 and 3,434,680 in 2014	4,992	3,435
Additional paid-in capital	28,936	16,339
Retained earnings	25,138	20,748
Stock in directors' rabbi trust	(1,743)	(1,465)
Directors' deferred fees obligation	1,743	1,465
Accumulated other comprehensive income	1,032	1,139
Total stockholders’ equity	60,098	52,655
Total liabilities and stockholders’ equity	$688,974	$679,263

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Interest income
Loans	$6,062	$6,139	$18,079	$17,751
Investment securities, taxable	322	385	985	1,216
Investment securities, nontaxable	116	131	363	409
Interest from deposits in banks	57	41	183	150
Total interest income	6,557	6,696	19,610	19,526

Interest expense
NOW, money market, savings	237	240	713	716
Time deposits	277	396	876	1,221
Other borrowed funds	154	168	457	496
Total interest expense	668	804	2,046	2,433

Net interest income	5,889	5,892	17,564	17,093
Provision for loan losses	450	270	1,285	1,386
Net interest income after provision for loan losses	5,439	5,622	16,279	15,707
Non-interest income
Service charges	304	320	919	940
Mortgage banking income	3,220	2,114	9,848	5,401
Gain on sale of investment securities available-for-sale	-	113	27	256
Other	117	55	258	95
Total non-interest income	3,641	2,602	11,052	6,692

Non-interest expense
Salaries and benefits	4,533	4,522	13,433	12,373
Occupancy and equipment	783	767	2,318	2,321
Foreclosed property expense	67	11	91	174
Professional fees	474	403	1,377	1,407
Outside data processing	270	274	809	800
FDIC insurance	132	132	393	399
Advertising and promotion	225	222	578	716
Stationery, printing and supplies	149	148	447	426
Other	382	350	1,212	1,260
Total non-interest expense	7,015	6,829	20,658	19,876

Income before income taxes	2,065	1,395	6,673	2,523
Income tax expense	629	383	1,942	496
Net income	1,436	1,012	4,731	2,027
Dividends on preferred stock	-	248	341	686
Net income available to common stockholders	$1,436	$764	$4,390	$1,341
Net income per common share
Basic	$0.29	$0.22	$1.05	$0.39
Diluted	$0.29	$0.22	$0.98	$0.39

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Net income	$1,436	$1,012	$4,731	$2,027

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	205	(102)	(135)	759
Tax effect	(70)	35	46	(258)
Reclassification of gains recognized in net income	-	(113)	(27)	(256)
Tax effect	-	38	9	87
	135	(142)	(107)	332

Comprehensive income	$1,571	$870	$4,624	$2,359

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

Nine months ended September 30, 2015 and 2014

						Stock in	Directors'	Accumulated
		Convertible		Additional		Directors'	Deferred	Other
	Preferred	Preferred	Common	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2014	$10,994	$-	$3,435	$16,339	$20,748	$(1,465)	$1,465	$1,139	$52,655

Net income	-	-	-	-	4,731	-	-	-	4,731
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(107)	(107)

Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(278)	278	-	-
Stock options exercised	-	-	8	77	-	-	-	-	85
Convertible preferred stock issued	-	14,069	-	-	-	-	-	-	14,069
Convertible preferred stock converted to common stock	-	(14,069)	1,549	12,520	-	-	-	-	-
Preferred stock retired	(10,994)	-	-	-	-	-	-	-	(10,994)
Preferred stock dividends	-	-	-	-	(341)	-	-	-	(341)

Balance, September 30, 2015	$-	$-	$4,992	$28,936	$25,138	$(1,743)	$1,743	$1,032	$60,098

Balance, December 31, 2013	$10,994	$-	$3,429	$16,226	$18,336	$(1,347)	$1,347	$619	$49,604

Net income	-	-	-	-	2,027	-	-	-	2,027
Other comprehensive income, net of tax	-	-	-	-	-	-	-	332	332

Directors' fees deferred less	-	-	-	-	-	(37)	37	-	-
payment of deferred fees	-	-	-	-	-	-	-	-	-
Stock options exercised	-	-	6	47	-	-	-	-	53
Stock options expensed	-	-	-	22	-	-	-	-	22
Preferred stock dividends	-	-	-	-	(686)	-	-	-	(686)

Balance, September 30, 2014	$10,994	$-	$3,435	$16,295	$19,677	$(1,384)	$1,384	$951	$51,352

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months
	Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$4,731	$2,027
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	1,285	1,386
Depreciation	617	659
Increase in cash surrender value of bank-owned life insurance	(268)	(264)
Deferred income taxes	718	304
Stock based compensation expense	-	22
Amortization, net of accretion	85	87
Capitalized interest on fixed asset construction	(40)	-
Increase in fair value of loans held for sale	(774)	(221)
Gain on sale of other real estate owned	(201)	(129)
Gain on sale of investments	(27)	(256)
Gain on sale of loans held for sale	(8,780)	(5,291)
Impairment of other real estate owned	200	152
Proceeds from sale of loans held for sale	543,172	401,229
Originations of loans held for sale	(544,600)	(411,285)
Increase in interest rate lock commitments	(716)	-
Increase in other assets	(207)	(27)
Increase in other liabilities and accrued expenses	1,004	684
Net cash used for operating activities	(3,801)	(10,923)

Cash flows from investing activities
Increase in bank term deposits	-	(2,241)
Purchases of investment securities available-for-sale	(2,610)	(5,171)
Purchases of investment securities held-to-maturity	-	(2,015)
Maturities and calls of securities available-for-sale	1,311	2,093
Maturities and calls of securities held-to-maturity	316	293
Repayments from mortgage-backed securities available-for-sale	1,484	2,407
Repayments from mortgage-backed securities held-to-maturity	512	515
Net (increase) decrease in loans	5,449	(33,578)
Proceeds from sales of investment securities	1,295	7,358
Improvements to other real estate owned	(89)	(872)
Purchases of premises and equipment	(1,401)	(980)
Proceeds from sales of other real estate owned	1,240	1,971
Net cash provided by (used for) investing activities	7,507	(30,220)

Cash flows from financing activities
Net increase in deposits	1,591	7,843
Net proceeds from issuance of preferred stock converted to common stock	14,069	-
Repurchase of preferred stock	(10,994)	-
Net decrease in Federal Home Loan Advances	(78)	(75)
Decrease in securities sold under agreements to repurchase	(128)	(3,032)
Proceeds from exercise of stock options	85	53
Dividends paid	(465)	(632)
Net cash provided by financing activities	4,080	4,157

Net increase (decrease) in cash and cash equivalents	7,786	(36,986)
Cash and cash equivalents at beginning of period	46,174	64,896
Cash and cash equivalents at end of period	$53,960	$27,910

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,120	$2,438
Cash paid during the period for income taxes	$1,362	$5
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$613	$4,380
Change in unrealized gains on securities available-for-sale, net of tax	$(107)	$332

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

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for future periods.

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

Note E - Stock compensation plans

The Company’s shareholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors (Director Plan) and two incentive stock option plans for management and employees (Employee Plans). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock were reserved for issuance under the terms of the Omnibus Plan, and 490,000 shares remain available for grant at September 30, 2015.

There were no stock option grants in the first nine months of 2015 and 10,000 stock option grants in the first nine months of 2014. There was no compensation expense in the nine months ended September 30, 2015 and $22,000 of compensation expense in the nine months ended September 30, 2014 related to stock options. At September 30, 2015, there was no unrecognized compensation cost related to unvested share-based compensation.

As a result of the exercise of stock options, 7,700 new common shares were issued in the first nine months of 2015.

Note F - Earnings per common share

Earnings per common share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the three and nine months ended September 30, 2015 and 2014, basic earnings per common share has been computed based upon the weighted average common shares outstanding.

The only potential issuances of Company stock are stock options granted to various officers of the Bank. Convertible preferred stock, which was sold in a private placement offering on March 31, 2015, was converted to 1,550,000 shares of common stock on May 22, 2015. The additional 1,550,000 common shares were included in diluted weighted average shares for one day in the first quarter of 2015 and for the entire second and third quarters of 2015 and were included in basic weighted average shares for thirty-nine days in the second quarter of 2015 and all of the third quarter of 2015. The following is a summary of the diluted earnings per common share calculation for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)

Net income available to common stockholders	$1,436	$764	$4,390	$1,341

Weighted average outstanding shares - basic	4,990	3,432	4,180	3,430
Dilutive effect of stock options and convertible preferred stock	10	-	306	3
Weighted average shares - diluted	5,000	3,432	4,486	3,433

Diluted net income per share	$0.29	$0.22	$0.98	$0.39

For the three months ended September 30, 2015 and 2014, there were stock options covering 0 and 61,620 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

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

The U.S. Treasury sold its holdings of $16 million in preferred stock to private investors in February 2013, and the warrant issued to the U.S. Treasury was repurchased by the Company for $1.8 million in April 2013. The Company retired 5,006 shares of its outstanding Series A preferred stock for $4,958,000 in August 2013 and retired the remaining 10,994 shares for $10,994,000 in May of 2015.

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

Note I – Operating segments

The Company is considered to have three principal business segments in 2015 and 2014, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company. The Mortgage Banking Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage banking division in July 2010. Financial performance, reflective of inter-company and intra-company eliminations, for the three and nine months ended September 30, 2015 and 2014, and selected balance sheet information, reflective of inter-company and intra-company eliminations, at September 30, 2015 and 2014 for each segment is as follows:

	Three months ended September 30, 2015				Three months ended September 30, 2014
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$5,963	$593	$1	$6,557	$6,194	$500	$2	$6,696
Interest expense	15	593	60	668	243	503	58	804
Net interest income (loss)	5,948	-	(59)	5,889	5,951	(3)	(56)	5,892
Provision for loan losses	450	-	-	450	270	-	-	270
Net interest income (loss) after provision for loan losses	5,498	-	(59)	5,439	5,681	(3)	(56)	5,622
Non-interest income	421	3,220	-	3,641	487	2,115	-	2,602
Non-interest expense	4,647	2,326	42	7,015	4,458	2,370	1	6,829
Income (loss) before income taxes	1,272	894	(101)	2,065	1,710	(258)	(57)	1,395
Income tax (benefit) expense	332	331	(34)	629	501	(98)	(20)	383
Net income (loss)	$940	$563	$(67)	$1,436	$1,209	$(160)	$(37)	$1,012

	Nine months ended September 30, 2015				Nine months ended September 30, 2014
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$18,042	$1,563	$5	$19,610	$18,420	$1,101	$5	$19,526
Interest expense	306	1,563	177	2,046	1,157	1,102	174	2,433
Net interest income (loss)	17,736	-	(172)	17,564	17,263	(1)	(169)	17,093
Provision for loan losses	1,285	-	-	1,285	1,386	-	-	1,386
Net interest income (loss) after provision for loan losses	16,451	-	(172)	16,279	15,877	(1)	(169)	15,707
Non-interest income	1,204	9,848	-	11,052	1,292	5,400	-	6,692
Non-interest expense	13,297	7,215	146	20,658	13,150	6,650	76	19,876
Income (loss) before income taxes	4,358	2,633	(318)	6,673	4,019	(1,251)	(245)	2,523
Income tax (benefit) expense	1,068	982	(108)	1,942	1,053	(473)	(84)	496
Net income (loss)	$3,290	$1,651	$(210)	$4,731	$2,966	$(778)	$(161)	$2,027

Total assets	$636,074	$52,492	$408	$688,974	$623,836	$44,791	$402	$669,029
Net loans	458,322	50,762	-	509,084	464,236	43,950	-	508,186
Equity	3,290	1,651	55,157	60,098	2,966	(778)	49,164	51,352

The mortgage banking division experienced strong growth in originations from 2007 through 2012 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Origination of home mortgage loans has been volatile over the past few years and is dependent on a number of factors including the level of interest rates, general economic conditions, real estate values, and underwriting criteria to qualify borrowers. Mortgage loan originations were $544.6 million, $411.3 million, and $761.0 million for the first nine months of 2015, 2014 and 2013, respectively. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage-backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty provisions and related warranty liabilities were recorded in 2009 and subsequent years to provide for potential claims that might arise from borrower fraud or underwriting errors. Warranty expenses were $42,000 and $40,000 for the three months ended September 30, 2015 and 2014, respectively, and were $138,000 and $111,000 for the nine months ended September 30, 2015 and 2014, respectively. The warranty liability, which is available to fund future warranty claims, was $1,537,000 and $1,440,000 at September 30, 2015 and December 31, 2014, respectively. Fourteen warranty claims or losses and seven fair value adjustments from repurchases totaling $1,094,000 have been incurred since establishment of the mortgage banking division in 2007. In addition, nine loans with a total current carrying balance, including fair value loss adjustments recorded when transferred, of $2,455,000 have been repurchased and are included in loans held for investment.

Note J - Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
September 30, 2015

Available-for-sale
Municipal securities	$17,280	$701	$11	$17,970
FNMA, FHLMC, and GNMA mortgage-backed securities	17,173	672	-	17,845
Corporate securities	9,884	83	7	9,960
Asset-backed securities	3,655	121	-	3,776
Unrestricted stock	42	5	-	47
	$48,034	$1,582	$18	$49,598

Held-to-maturity
Municipal securities	$7,446	$249	$-	$7,695
FNMA mortgage-backed securities	5,429	68	-	5,497
Asset-backed securities	1,843	97	-	1,940
	$14,718	$414	$-	$15,132

December 31, 2014

Available-for-sale
Municipal securities	$19,093	$831	$28	$19,896
FNMA, FHLMC, and GNMA mortgage-backed securities	18,670	682	-	19,352
Corporate securities	9,822	149	7	9,964
Asset-backed securities	1,847	83	-	1,930
Unrestricted stock	42	16	-	58
	$49,474	$1,761	$35	$51,200

Held-to-maturity
Municipal securities	$7,722	$198	$22	$7,898
FNMA mortgage-backed securities	5,945	38	-	5,983
Asset-backed securities	1,977	87	-	2,064
	$15,644	$323	$22	$15,945

The scheduled maturities of debt securities available-for-sale at September 30, 2015 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$2,970	$2,996	$-	$-	$2,970	$2,996
Due from one to five years	6,474	6,598	4,440	4,679	10,914	11,277
Due from five to ten years	13,278	13,799	1,258	1,284	14,536	15,083
Over ten years	8,097	8,313	11,475	11,882	19,572	20,195
	$30,819	$31,706	$17,173	$17,845	$47,992	$49,551
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	2,435	2,501	-	-	2,435	2,501
Over ten years	6,854	7,134	5,429	5,497	12,283	12,631
	$9,289	$9,635	$5,429	$5,497	$14,718	$15,132

The effective duration of debt securities was approximately 3.4 years and 3.9 years at September 30, 2015 and December 31, 2014, respectively. Effective duration is a measure of the weighted average time in years until repayment of cash flows for fixed rate debt instruments or until repricing of cash flows for variable rate debt instruments.

The Company sold two municipal securities with a total book value of $1,268,000 at a $27,000 gain during the first nine months of 2015 to reduce interest rate risk.

Securities with a carrying value of approximately $19,416,000 and $25,327,000 were pledged to secure retail repurchase agreements and certain deposits at September 30, 2015 and December 31, 2014, respectively.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At September 30, 2015, two municipal securities with $1,233,000 in total fair value and one corporate debt security with $973,000 in fair value had total unrealized losses of $18,000. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

Information pertaining to securities with gross unrealized losses at September 30, 2015 and December 31, 2014, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
September 30, 2015:
Municipal securities	1	$984	$10	1	$249	$1	2	$1,233	$11
Corporate securities	-	-	-	1	973	7	1	973	7
Total	1	$984	$10	2	$1,222	$8	3	$2,206	$18

December 31, 2014:
Municipal securities	1	$1,469	$22	5	$4,977	$28	6	$6,446	$50
Corporate securities	-	-	-	1	972	7	1	972	7
	1	$1,469	$22	6	$5,949	$35	7	$7,418	$57

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first nine months of 2015 and 2014 and related asset balances at September 30, 2015 and December 31, 2014 is summarized as follows:

	Construction &	Commercial	Home Equity	Residential	Commercial	Consumer
	Development	Real Estate	Lines	Real Estate	& Industrial	& Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2015
Beginning of year balance	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Provision for loan losses	(1,095)	3,385	(463)	(16)	(330)	(6)	(190)	1,285
Charge-offs	-	(1,867)	(104)	(110)	(122)	(5)	-	(2,208)
Recoveries	-	1,433	109	89	328	11	-	1,970
Balance at September 30,	$400	$5,095	$308	$446	$1,289	$28	$1	$7,567
2014
Beginning of year balance	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Provision for loan losses	26	282	427	39	382	98	182	1,436
Charge-offs	(22)	(1,050)	(244)	(147)	(1,913)	(109)	-	(3,485)
Recoveries	32	348	3	119	382	22	-	906
Balance at December 31,	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520

Balances at September 30, 2015
Allowance for loan losses:
Balance at September 30,	$400	$5,095	$308	$446	$1,289	$28	$1	$7,567
Ending balance individually
evaluated for impairment	$-	$3,014	$4	$247	$18	$-	$-	$3,283
Ending balance collectively
evaluated for impairment	$400	$2,081	$304	$199	$1,271	$28	$1	$4,284
Loans Outstanding:
Balance at September 30,	$77,325	$193,302	$75,314	$55,996	$61,827	$2,125	$-	$465,889
Ending balance individually
evaluated for impairment	$304	$13,398	$374	$4,682	$1,160	$-	$-	$19,918
Ending balance collectively
evaluated for impairment	$77,021	$179,904	$74,940	$51,314	$60,667	$2,125	$-	$445,971

Balances at December 31, 2014
Allowance for loan losses:
Balance at December 31,	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Ending balance individually
evaluated for impairment	$-	$357	$127	$216	$22	$-	$-	$722
Ending balance collectively
evaluated for impairment	$1,495	$1,787	$639	$267	$1,391	$28	$191	$5,798
Loans Outstanding:
Balance at December 31,	$75,869	$215,280	$71,006	$51,902	$54,359	$3,773	$-	$472,189
Ending balance individually
evaluated for impairment	$1,056	$10,848	$614	$5,520	$522	$-	$-	$18,560
Ending balance collectively
evaluated for impairment	$74,813	$204,432	$70,392	$46,382	$53,837	$3,773	$-	$453,629

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

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At September 30, 2015
Real Estate Loans:
Construction & development	$-	$-	$304	$304	$77,021	$77,325	$-
Commercial real estate	330	-	6,090	6,420	186,882	193,302	-
Home equity lines	178	-	247	425	74,889	75,314	-
Residential real estate	208	265	1,535	2,008	53,988	55,996	-
Total real estate	716	265	8,176	9,157	392,780	401,937	-
Commercial & industrial	105	-	788	893	60,934	61,827	-
Consumer & other	6	-	-	6	2,119	2,125	-
Total loans	$827	$265	$8,964	$10,056	$455,833	$465,889	$-

At December 31, 2014
Real Estate Loans:
Construction & development	$-	$-	$990	$990	$74,879	$75,869	$-
Commercial real estate	-	-	3,107	3,107	212,173	215,280	-
Home equity lines	-	-	355	355	70,651	71,006	-
Residential real estate	622	38	1,923	2,583	49,319	51,902	-
Total real estate	622	38	6,375	7,035	407,022	414,057	-
Commercial & industrial	-	70	83	153	54,206	54,359	-
Consumer & other	25	-	-	25	3,748	3,773	-
Total loans	$647	$108	$6,458	$7,213	$464,976	$472,189	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At September 30, 2015 and December 31, 2014, the total recorded investment in impaired loans amounted to approximately $19,918,000 and $18,560,000, respectively. Of these impaired loans, $8,964,000 and $6,458,000 were on non-accrual at September 30, 2015 and December 31, 2014, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
September 30, 2015
With no related allowance recorded
Real Estate Loans:
Construction & development	$304	$304	$-	$463	$-
Commercial real estate	5,471	7,630	-	8,117	201
Home equity lines	196	361	-	363	12
Residential real estate	2,796	2,988	-	3,055	130
Total real estate	8,767	11,283	-	11,998	343
Commercial & industrial	788	794	-	796	10
Consumer & other	-	-	-	-	-
Total loans	9,555	12,077	-	12,794	353
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	7,927	8,186	3,014	9,018	270
Home equity lines	178	245	4	245	11
Residential real estate	1,886	1,976	247	2,088	75
Total real estate	9,991	10,407	3,265	11,351	356
Commercial & industrial	372	372	18	388	15
Consumer & other	-	-	-	-	-
Total loans	10,363	10,779	3,283	11,739	371
Total impaired loans	$19,918	$22,856	$3,283	$24,533	$724
December 31, 2014
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,056	$1,056	$-	$875	$6
Commercial real estate	5,300	7,980	-	8,133	386
Home equity lines	320	527	-	528	20
Residential real estate	3,685	3,914	-	3,964	145
Total real estate	10,361	13,477	-	13,500	557
Commercial & industrial	116	1,110	-	1,640	1
Consumer & other	-	-	-	-	-
Total loans	10,477	14,587	-	15,140	558
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	5,548	5,943	357	6,026	288
Home equity lines	294	350	127	351	17
Residential real estate	1,835	1,911	216	1,998	217
Total real estate	7,677	8,204	700	8,375	522
Commercial & industrial	406	417	22	447	22
Consumer & other	-	-	-	-	-
Total loans	8,083	8,621	722	8,822	544
Total impaired loans	$18,560	$23,208	$722	$23,962	$1,102

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(in thousands)
Real Estate Loans:
Construction & development	$304	$990
Commercial real estate	6,090	3,107
Home equity lines	247	355
Residential real estate	1,535	1,923
Total real estate	8,176	6,375
Commercial & industrial	788	83
Consumer & other	-	-
Total loans	$8,964	$6,458

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically reevaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Classified - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

At September 30, 2015
	Pass	Special Mention	Classified	TOTAL
	(in thousands)
Real Estate Loans:
Construction & development	$76,942	$-	$383	$77,325
Commercial real estate	177,158	5,783	10,361	193,302
Home equity lines	74,390	128	796	75,314
Residential real estate	51,727	1,031	3,238	55,996
Total real estate	380,217	6,942	14,778	401,937
Commercial & industrial	58,294	2,745	788	61,827
Consumer & other	2,125	-	-	2,125
Total loans	$440,636	$9,687	$15,566	$465,889

At December 31, 2014
	Pass	Special Mention	Classified	TOTAL
	(in thousands)
Real Estate Loans:
Construction & development	$74,813	$66	$990	$75,869
Commercial real estate	194,767	12,965	7,548	215,280
Home equity lines	69,937	40	1,029	71,006
Residential real estate	45,310	2,723	3,869	51,902
Total real estate	384,827	15,794	13,436	414,057
Commercial & industrial	53,449	817	93	54,359
Consumer & other	3,773	-	-	3,773
Total loans	$442,049	$16,611	$13,529	$472,189

During 2014, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings.

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

There were no available commitments for troubled debt restructurings outstanding at September 30, 2015.

The following tables present troubled debt restructurings as of September 30, 2015 and December 31, 2014:

	Troubled Debt Restructurings
	September 30, 2015
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	1	$304	1	$304
Commercial real estate	11	7,053	2	438	13	7,491
Home equity lines	0	-	0	-	0	-
Residential real estate	10	1,892	3	780	13	2,672
Total real estate	21	8,945	6	1,522	27	10,467
Commercial & industrial	1	372	0	-	1	372
Consumer & other	0	-	0	-	0	-
Total loans	22	$9,317	6	$1,522	28	$10,839

	December 31, 2014
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$66	4	$990	5	$1,056
Commercial real estate	12	7,360	4	2,339	16	9,699
Home equity lines	0	-	0	-	0	-
Residential real estate	10	1,943	5	920	15	2,863
Total real estate	23	9,369	13	4,249	36	13,618
Commercial & industrial	2	405	1	5	3	410
Consumer & other	0	-	0	-	0	-
Total loans	25	$9,774	14	$4,254	39	$14,028

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to nine months of payment performance as sufficient to warrant a return to accrual status.

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

The following table presents newly restructured loans that occurred during the three months ended September 30, 2014; there were no outstanding newly restructured loans as of September 30, 2015:

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

The following table presents newly restructured loans that occurred during the nine months ended September 30, 2014; there were no outstanding newly restructured loans as of September 30, 2015:

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

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the nine months ended September 30, 2015 and 2014.

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

Loans secured by one-to-four family residential properties with unpaid principal balances of $700,000 at September 30, 2015 were in the process of foreclosure. These loans have been evaluated for impairment and related allowances for loan losses have been made where collateral values are less than principal loan balances.

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

The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing due to delays in meeting commitment closing dates. The Company classifies interest rate lock commitments as Level 3. Gain or loss on interest rate lock commitments for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. The mortgage banking division resumed reporting IRLCs in 2015 after having suspended recognition in 2014 due to immateriality. Below is a summary of activity related to interest rate lock commitments for the nine months ended September 30, 2015 and 2014.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2014 and 2013	$-	$-
Gains, net of losses, included in mortgage banking income	716	-
Transfers in and out	-	-
Balance, September 30, 2015 and 2014	$716	$-

Unrealized gains (losses) on forward sale mortgage-backed securities

The mortgage banking division of the Company resumed selling a portion of its loans on a mandatory basis in 2015 and hedging the related loans and forward commitments to borrowers by entering into forward sale mortgage-backed securities transactions at approximately the same time that fixed rate commitments are given to borrowers. The forward sale mortgage-backed securities are purchased or closed when the related loans sales are consummated. The unrealized gains or losses on forward sale mortgage-backed securities are included in mortgage banking income to properly match the income from interest rate commitments noted above. The Company classifies unrealized gains (losses) on forward sale mortgage-backed securities as Level 1 since end of the day bid prices in the active mortgage backed securities market are used to determine the unrealized losses. Unrealized gains are shown as other assets and unrealized losses are shown as other liabilities on the consolidated balance sheet.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are summarized below:

	Assets (Liabilities)
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At September 30, 2015:
Securities available-for-sale:
Municipal securities	$17,970	$-	$17,970	$-
Mortgage-backed securities	17,845	-	17,845	-
Corporate securities	9,960	-	9,960	-
Asset-backed securities	3,776	-	3,776	-
Unrestricted stock	47	47	-	-
Total available-for-sale securities	49,598	47	49,551	-
Loans held for sale	50,762	-	50,762	-
Interest rate lock commitments	716		-	716
Unrealized gains (losses) on forward sale mortgage-backed securities	(284)	(284)	-	-
Total	$100,792	$(237)	$100,313	$716

At December 31, 2014:
Securities available-for-sale:
Municipal securities	$19,896	$-	$19,896	$-
Mortgage-backed securities	19,352	-	19,352	-
Corporate securities	9,964	-	9,964	-
Asset-backed securities	1,930	-	1,930	-
Unrestricted stock	58	58	-	-
Total available-for-sale securities	51,200	58	51,142	-
Loans held for sale	39,780	-	39,780	-
Total	$90,980	$58	$90,922	$-

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At September 30, 2015 and December 31, 2014, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s original effective interest rate. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At September 30, 2015:
Impaired loans	$16,635	$-	$-	$16,635
Other real estate owned	5,073	-	-	5,073

At December 31, 2014:
Impaired loans	$17,838	$-	$-	$17,838
Other real estate owned	5,610	-	-	5,610

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	Fair Value	Technique	Inputs	Input Value
	($ in thousands)
At September 30, 2015:
Impaired loans	$16,635	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	0% - 100% /
			discounted rates	original note rate
Other real estate owned	5,073	Discounted appraisals	Collateral discounts	8.00%-10.00%

Net derivative assets /liabilities:
Interest rate lock commitments	716	Pricing models	Loan closing ratios	25% - 100%
				76% Average
At December 31, 2014:
Impaired loans	$17,838	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	0% - 100% /
			discounted rates	original note rate
Other real estate owned	5,610	Discounted appraisals	Collateral discounts	8.00%-10.00%

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only. The assumptions used in estimating the fair value of these financial instruments are detailed below:

Securities Held to Maturity

The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At September 30, 2015, there were no fair value adjustments related to $14,718,000 of securities held to maturity.

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

Trust preferred subordinated debt: The fair value of trust preferred debt was determined by discounting cash flows using a rate 300 basis points higher than the actual current rate over an estimated remaining term of 12.0 years in 2015 and 12.75 years in 2014. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 300 basis points higher when available. The Basel III capital guidelines allow for inclusion of trust preferred securities as Tier 1 capital, up to certain “quantitative limits” for banks with less than $15 billion in consolidated assets.

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at September 30, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2015
Financial Instruments – Assets
Investment securities held-to-maturity	$14,718	$15,132	$-	$15,132	$-
Net non-impaired loans held for investment	441,687	443,248	-	-	443,248

Financial Instruments - Liabilities
Time deposits	133,970	133,765	-	-	133,765
Trust preferred subordinated debt	19,610	16,852	-	-	16,852

December 31, 2014
Financial Instruments - Assets
Investment securities held-to-maturity	$15,644	$15,945	$-	$15,945	$-
Net non-impaired loans held for investment	447,831	448,603	-	-	448,603

Financial Instruments - Liabilities
Time deposits	143,816	143,881	-	-	143,881
Subordinated debentures	19,610	16,885	-	-	16,885

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

The Company currently sells mortgage loans on a best efforts basis and a mandatory basis in order to minimize the impact of changing interest rates on the value of fixed loan commitments given to borrowers. Optional commitments to sell mortgage loans are consummated at approximately the same time that optional commitments are given to borrowers to originate the loans under best efforts sales. Mandatory loan sales are generally made after loans are closed; the related fixed rate loan commitments granted to borrowers when they lock in their loan rates are hedged by selling mortgage-backed securities on a forward basis. The forward sold mortgage-backed securities are later purchased to close the hedge once the mandatory sales are consummated. The Company resumed selling loans on a mandatory basis and re-instituted hedging mortgage loan rate lock commitments during the second quarter of 2015.

The table below provides the carrying values of derivative instruments of mortgage loan rate lock commitments and forward sale mortgage-backed securities at September 30, 2015:

	Carrying	Carrying	Gain (loss)	Notional
	Value of	Value of	Included	Amount of
Derivatives designated as hedging instruments:	Assets	Liabilities	in Income	Derivative
	(in thousands)

At September 30, 2015:
Mortgage loan rate lock commitments
(hedged through best efforts sales commitments)	$382	$3	$379	$37,201

Mortgage loan rate lock commitments
(hedged through mortgage-backed securities forward sales)	337	-	337	17,290

Forward sale mortgage-backed securities	-	284	(284)	32,000

The mortgage banking division resumed reporting mortgage loan rate lock commitments in 2015 after having suspended recognition in 2014 due to immateriality.

The below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$50,762	$49,561	$1,201	$39,780	$39,353	$427

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the nine months ended September 30, 2015 and 2014, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net gains resulting from changes in fair value	$774	$221

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

In January 2014, the FASB amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. Additionally, the ASU requires interim and annual disclosure of both (1) the amount of foreclosed real estate held and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. These amendments did not have a material effect on the Company’s consolidated financial statements.

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

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to September 30, 2015. The FASB proposal on Current Expected Credit Loss (“CECL”) is expected to be released in late 2015 or early 2016 and will likely be effective in 2018 or 2019. CECL is expected to require institutions of all sizes to recognize an immediate allowance for expected credit losses on loans and securities which could materially exceed the historical loss rate method currently used to calculate the allowance for loan losses. The Company is currently unable to quantify the impact of CECL on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note O - Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2015 and December 31, 2014, pre-approved but unused lines of credit for loans totaled approximately $187,337,000 and $174,665,000, respectively. In addition, we had $1,307,000 and $1,812,000 in standby letters of credit at September 30, 2015 and December 31, 2014, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

The Company leases land for its main office, four loan production offices, and two branch facilities under operating leases. The Friendly Avenue Branch in Greensboro closed at the end of July 2015 due to the expiration of the related lease in December 2015 which could not be successfully re-negotiated.

Total future minimum lease payments, excluding renewal options, at September 30, 2015 under the leases are as follows:

Future Mininum Lease Payments at September 30, 2015

(in thousands)
Due in one year	$429
Due in Years 2 and 3	657
Due in Years 4 and 5	602
Due after Year 5	2,656
$4,344

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

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.
•	Changes in interest rates could reduce our net interest income.
•	Competitive pressures among financial institutions may increase.
•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged.
•	Regulatory requirements have become more complex and costly over the past few years, especially for community banks. We may be forced to exit certain types of products and services if regulatory costs exceed the benefits.
•	New products developed and new methods of delivering products could result in a reduction in our business and income.
•	Increases in interest rates, increases in warranty losses, or changes in the securitization of mortgages could negatively impact our mortgage banking income.
•	Adverse changes may occur in the securities market.
•	Technology fraud and related losses are a major threat to banks of all sizes and to bank customers.
•	Local, state or federal taxing authorities may take tax positions that are adverse to us.
•	Unpredictable natural and other disasters could have an adverse effect on our operations or on the willingness of our customers to access our financial services.

Comparison of Financial Condition

Assets. Our total assets increased by $9.7 million, or 1.4%, from $679.3 million at December 31, 2014, to $689.0 million at September 30, 2015. During the nine months ended September 30, 2015, cash and due from banks, interest-bearing deposits with banks and investment securities increased $5.3 million, loans held-for-sale increased $11.0 million, while net loans held for investment decreased $6.3 million. Our mortgage banking division originates and sells residential mortgage loans through other banks, brokers, our retail offices and four loan production offices. Originations of residential mortgage loans for the first nine months of 2015 were approximately $545 million compared to $411 million in first nine months of 2014. Originations in 2015 were positively impacted by low interest rates, an improved economy, and by better weather.

Liabilities. Total deposits increased by $1.6 million, or 0.3%, from $594.9 million at December 31, 2014, to $596.5 million at September 30, 2015. Our non-interest-bearing demand deposits, which are a major strategic focus, grew $14.9 million, or 14.0% during the first nine months to $121.1 million at September 30, 2015. Average non-interest-bearing demand deposits grew 23.7% from the third quarter of 2014 to the third quarter of 2015. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB’) advances, repurchase borrowings, and brokered deposits may be utilized where cost beneficial and when necessary to meet liquidity requirements. Retail repurchase agreements and FHLB advances declined slightly in the first nine months of 2015. We had approximately $30.5 million in out-of-market time deposits from other institutions and $19.9 million in brokered deposits at September 30, 2015, an aggregate increase of $7.8 million in these two types of accounts from December 31, 2014. The increase in these out-of-market time deposits in the first nine months of 2015 was designed to increase the duration of liabilities to better match asset durations.

Stockholders’ Equity. Total stockholders’ equity increased $7.4 million at September 30, 2015 to $60.1 million due to net proceeds of $14.1 million obtained in a convertible preferred stock offering which was later converted to common stock. The net proceeds of the offering were used to redeem $11.0 million in Series A preferred stock in May of 2015 and provide additional capital to support future growth. Retained net income also added to stockholder’ equity during the first nine months of 2015.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014

General. Net income was $1,436,000 and $1,012,000 for the third quarter of 2015 and 2014, respectively. Net income available to common stockholders was $1,436,000, or $0.29 per diluted share, for the three months ended September 30, 2015 compared to $764,000, or $0.22 per diluted share, for the three months ended September 30, 2014. Net income available to common stockholders represents net income less preferred stock dividends. There were no preferred stock dividends in the third quarter of 2015 due to the redemption of Series A preferred stock in May of 2015; however, average common shares outstanding increased by 1.56 million in the third quarter of 2015 from the third quarter of 2014 due to the stock offering in 2015. Higher net income in 2015 resulted from a 32% increase in residential mortgage loan originations and related fee income in our mortgage banking division and from higher net interest income. Our mortgage banking division recorded net income of $563,000 in the third quarter of 2015 compared to net loss of $160,000 in the third quarter of 2014. The commercial/retail bank realized net income of $940,000 and $1,209,000 in the third quarter of 2015 and 2014, respectively. The lower net income in the third quarter of 2015 from 2014 for the commercial/retail bank was primarily due to a higher provision for loan losses and higher operating expenses.

Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. Economic conditions have gradually improved since 2011 in our primary markets as evidenced by lower unemployment rates, and decreasing loan charge-offs and impaired loans.

Net interest income. Net interest income of $5,889,000 for the three months ended September 30, 2015 was down slightly from $5,892,000 in the third quarter of 2014. The net yield on interest earning assets, adjusted to a fully taxable basis was 3.74% in the third quarter of 2015 and 3.81% in the third quarter of 2014. The low short-term interest rate environment which has persisted for several years, created a challenge to growing net interest income because loan and investment yields generally decline faster than liability costs. In the three months ended September 30, 2015, loan yields fell by more than the costs of average interest-bearing liabilities. An increase in average non-interest bearing deposits and higher stockholders’ equity had a positive impact on our net interest income in the current challenging low interest rate environment.

The table below provides a detailed analysis of the effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2015 and September 30, 2014.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended September 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits	$50,827	$57	0.44%	$33,664	$41	0.48%
Nontaxable investments (2.)	15,650	174	4.41%	17,660	196	4.40%
Taxable investments	47,082	322	2.71%	56,725	385	2.69%
Loans held for sale	60,207	593	3.91%	49,444	500	4.01%
Loans (3.)	459,538	5,498	4.75%	466,268	5,672	4.83%
Interest-earning assets	633,304	6,644		623,761	6,794
Interest-earning assets			4.16%			4.32%

Non interest-earning assets	51,613			45,407

Total assets	$684,917			$669,168

Interest-bearing liabilities
Interest checking	$50,409	$10	0.08%	$45,720	$8	0.07%
Money market and savings	288,383	227	0.31%	298,374	232	0.31%
Time certificates and IRAs	136,399	277	0.81%	147,521	396	1.06%
Other borrowings	22,416	154	2.73%	23,536	168	2.83%
Total interest-bearing liabilities	497,607	668		515,151	804
Cost on average
Interest-bearing liabilities			0.53%			0.62%
Non-interest-bearing liabilities
Demand deposits	119,074			96,248
Other liabilities	8,852			6,706
Total non-interest-bearing liabilities	127,926			102,954
Total liabilities	625,533			618,105
Stockholders' equity	59,384			51,063
Total liabilities and equity	$684,917			$669,168
Net interest income		$5,976			$5,990
Net yield on average interest-earning assets			3.74%			3.81%
Interest rate spread			3.63%			3.70%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $450,000 and $270,000 for the three months ended September 30, 2015 and 2014, respectively. The amount of the provision for loan losses increased in 2015 because one loan relationship of approximately $8.1 million defaulted and went into receivership during the second quarter of 2015. Due to the default, charge-offs and specific loan loss allowances were made in the second and third quarters of 2015. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $3,641,000 for the three months ended September 30, 2015 compared to $2,602,000 for the three months ended September 30, 2014. Mortgage banking income increased $1,106,000, or 52.3% due to an increase in residential mortgage loan originations and related sales, from a higher margin realized on loan sales due to pricing improvements and resumption of hedging, and from an increase in the value of mortgage loan applications which are used to calculate the value of interest rate lock commitments. Mortgage banking income consists of loan origination fees, gains from sales of loans and related servicing assets, and from the increase in the value of interest rate lock commitments.

Non-interest expense. Total non-interest expense amounted to $7,015,000 and $6,829,000 for the three months ended September 30, 2015 and 2014, respectively. The increase of $186,000, or 2.7%, in the third quarter of 2015 was primarily related to higher foreclosed property and legal expenses which tend to fluctuate from quarter to quarter. Other expenses were stable in the third quarter of 2015 compared to the third quarter of 2014.

Income taxes. Income tax expense as a percentage of net income before income taxes was 30.5% and 27.5% in the third quarter of 2015 and 2014, respectively. The lower tax rate in 2014 resulted from higher non-taxable income from municipal interest and increase in cash value of life insurance as a percentage of taxable income. The lower North Carolina corporate state income tax rate also increased deferred tax expense during 2015.

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 and 2014

General. Net income was $4,731,000 and $2,027,000 for the nine months ended September 30, 2015 and 2014, respectively. Net income available to common stockholders was $4,390,000, or $0.98 per diluted share, for the nine months ended September 30, 2015 compared to $1,341,000, or $0.39 per diluted share, for the nine months ended September 30, 2014. Higher net income in 2015 resulted primarily from higher net interest income, lower provision for loan losses, and higher mortgage banking income.

Net interest income. Net interest income of $17,564,000 for the nine months ended September 30, 2015 increased $471,000, or 2.8%, from the nine months ended September 30, 2014 due to a $23.8 million increase in average interest-earning assets while average interest-bearing liabilities declined $6.7 million. Growth in average non-interest-bearing demand deposits of $24.6 million and higher stockholders’ equity provided the funding for the increase in interest-earning assets. The net yield on interest earning assets, adjusted to a fully taxable basis, declined slightly to 3.72% in 2015 from 3.75% in 2014.

The table below provides a detailed analysis of the effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Income and Average Balance Analysis

	For the Nine Months Ended September 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits	$56,850	$183	0.43%	$45,614	$150	0.44%
Nontaxable investments (2.)	16,039	545	4.54%	18,360	613	4.46%
Taxable investments	47,971	985	2.75%	59,565	1,216	2.73%
Loans held for sale	55,322	1,563	3.78%	35,903	1,101	4.10%
Loans (2.) (3.)	465,796	16,611	4.77%	458,746	16,700	4.87%
Interest-earning assets	641,978	19,887		618,188	19,780
Interest-earning assets			4.14%			4.28%

Non interest-earning assets	46,962			43,137

Total assets	$688,940			$661,325

Interest-bearing liabilities
Interest checking	$51,221	$28	0.07%	$44,525	$24	0.07%
Money market and savings	291,599	685	0.31%	297,039	692	0.31%
Time certificates and IRAs	140,843	876	0.83%	146,719	1,221	1.11%
Other borrowings	22,508	457	2.71%	24,585	496	2.70%
Total interest-bearing liabilities	506,171	2,046		512,868	2,433
Cost on average
Interest-bearing liabilities			0.54%			0.63%
Non-interest-bearing liabilities
Demand deposits	116,022			91,375
Other liabilities	7,887			6,612
Total non-interest-bearing liabilities	123,909			97,987
Total liabilities	630,080			610,855
Stockholders' equity	58,860			50,470
Total liabilities and equity	$688,940			$661,325
Net interest income		$17,841			$17,347
Net yield on average interest-earning assets			3.72%			3.75%
Interest rate spread			3.60%			3.64%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. The provision for loan losses amounted to $1,285,000 and $1,386,000 for the nine months ended September 30, 2015 and 2014, respectively. The amount of the provision for loan losses declined in 2015 primarily because fewer allowances for loan losses were required on non-impaired loans. Allowances for loan losses on non-impaired loans are determined by averaging historical losses for the past four years, and these averages have declined in the past year as large charge-offs from prior periods rolled off the base. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income increased to $11,052,000 for the nine months ended September 30, 2015 from $6,692,000 for the nine months ended September 30, 2014. The increase in 2015 resulted primarily from an increase in mortgage banking income of $4,447,000 to $9,848,000 for the nine months ended September 30, 2015. Loan originations in our mortgage banking division were $544.6 million in 2015 which was 32% higher than in 2014. Mortgage banking income in 2015 also increased due to an increase of $716,000 in mortgage loan rate lock commitments which are explained in Note M to the consolidated financial statements.

Non-interest expense. Total non-interest expense amounted to $20,658,000 and $19,876,000 for the nine months ended September 30, 2015 and 2014, respectively. Salaries and employee benefits increased $1,060,000, or 8.6%, primarily from an increase in incentive compensation in our mortgage banking division due to increased originations and in our retail/commercial bank due to accrual of bonuses related to 2015 financial and non-financial goals. A number of expenses declined in 2015 including advertising and promotion which decreased 19.3%.

Income taxes. Income tax expense was $1,942,000, or 29.1% of income before income taxes, for the nine months ended September 30, 2015, compared to $496,000, or 19.7% of income before income taxes, for the nine months ended September 30, 2014. Tax credits and non-taxable income represented a larger percentage of income in the 2014 period which accounted for the lower income tax rate in 2014.

Asset Quality

Non-performing assets, composed of other real estate owned, other repossessed assets, and non-accrual loans, totaled $14,037,000 at September 30, 2015, compared to $12,112,000 at December 31, 2014. Non-performing assets, as a percentage of total assets, was 2.04% at September 30, 2015, compared to 1.78% at December 31, 2014. There were no loans 90 days or more past due and still accruing interest at September 30, 2015 or December 31, 2014, respectively. Other real estate owned was $5,073,000 at September 30, 2015 and $5,610,000 at December 31, 2014. The increase in non-performing assets at September 30, 2015 resulted from a business relationship that defaulted on $8.1 million in loans and was placed in receivership during the second quarter of 2015. A loan charge-off of $1.8 million was recognized on the new non-performing loans in the second quarter of 2015.

Loans are graded according to an internal loan rating classification system, and “classified loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Classified loans increased to $15,566,000 at September 30, 2015 from $13,529,000 at December 31, 2014 but are down from $26,209,000 at December 31, 2013. The previously mentioned business loan relationship that defaulted in the second quarter of 2015 was the primary reason for the increase in classified loans at September 30, 2015. Continuing efforts to improve asset quality are a top priority. Loan rating classification information is detailed in Note K to the consolidated financial statements as of September 30, 2015.

The economic conditions in our primary markets in North Carolina, have improved as evidenced by a drop in the unemployment rate. The seasonally adjusted unemployment rate in North Carolina was 5.8% in September 2015 and September 2014 but lower than the 7.7% in September 2013. Other economic data such as retail sales and housing starts have also improved materially in the past year. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Real estate prices have improved in our markets but are still lower than in 2008 in many areas.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $3,283,000 at September 30, 2015 from $722,000 at December 31, 2014, and impaired loans increased to $19,918,000 at September 30, 2015 from $18,560,000 at December 31, 2014. The specific portion of our allowance relating to impaired loans increased in 2015 primarily because of additional allowances for loan losses required during the third quarter related to impaired loans of the previously mentioned business customer which was placed in receivership in the second quarter of 2015. The general portion of our allowance for loan losses decreased to $4,284,000 on non-impaired loans of $445,971,000 at September 30, 2015 from $5,798,000 on non-impaired loans of $453,629,000 at December 31, 2014. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.012% on loans secured by 1-4 family residential construction to 2.11% on consumer loans, to categories of non-impaired loans at each period end. We have used the latest sixteen quarters to determine the estimated loss ratios inherent in the loan portfolio since the third quarter of 2014. We had previously used twelve quarters but believe sixteen quarters more accurately reflects expected losses over time and results in a higher allowance for loan losses than twelve quarters. The general section of our allowance also includes a qualitative component which is calculated based on nine environmental factors such as the changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of the general section of our allowance for loan losses, including a small unallocated allowance, was $803,000 and $1,243,000 at September 30, 2015 and December 31, 2014, respectively. A number of environmental factors improved during the nine months ending September 30, 2015, especially economic and business conditions.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs (charge-offs minus recoveries) totaled $238,000 and $1,576,000 for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity, Capital, and Regulatory Resources

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, bank term deposits, investment securities available-for-sale, and loans held for sale by our mortgage banking division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its anticipated needs. Short-term liquidity in the form of cash and due from banks, interest-bearing deposits in banks, and bank term deposits increased to $68.1 million at September 30, 2015 from $60.3 million at December 31, 2014. The increase in short-term liquidity was due primarily to additional common equity and retained income in excess of preferred stock retired. We believe our current liquidity levels are adequate to meet our anticipated future needs. We maintained substantial secondary sources of liquidity during 2014 and 2015 in the form of unused secured lines of credit from the FHLB and the Federal Reserve which in total approximated $172 million at September 30, 2015; of which, $10 million was committed for mandatory long-term advances to be funded in January 2016. We also have $25 million in discretionary, uncommitted, unsecured Federal funds lines from three correspondent banks.

We are subject to various regulatory capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2015 and December 31, 2014, our levels of capital exceeded all applicable published regulatory requirements. During 2013, Basel III capital requirements were adopted by United States banking regulators. The Basel III regulations establish a common equity Tier 1 capital requirement of 4.5% in 2015 and 7.0% by 2019. The new regulations change risk weights for certain on and off balance sheet assets and require deductions from capital for certain types of assets. Capital ratios for Carolina Bank were as follows at September 30, 2015 and December 31, 2014, respectively: Tier 1 leverage – 9.65%, 9.11%; Tier 1 risk-based – 11.66%, 11.42%; Common Tier 1 risk-based – 11.66%, N/A; Total risk-based – 13.91%, 13.67%. The increase in the capital ratios from December 31, 2014 to September 30, 2015 is primarily the result of retained income and low growth.

Due to our historical growth, the recent difficult economic environment, increased regulatory capital requirements, and our anticipation of continued growth, we issued $16 million in Series A preferred stock to the United States Treasury under the Capital Purchase Program in January 2009 to increase our capital which could further support future growth and assist us in meeting future regulatory capital requirements. The United States Treasury sold our preferred stock to private investors in 2013, and we subsequently repurchased $5.0 million of the preferred stock from private investors. We also repurchased a warrant for common stock granted to the United States Treasury as part of the Capital Purchase Program for $1.8 million in 2013. The remaining preferred stock which was issued in 2009 was repurchased and retired in May of 2015 from the proceeds of a Series B convertible preferred stock offering on March 31, 2015.

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

Regulatory requirements have become more complex and costly over the past few years, especially for community banks. The Company has been challenged to find the human and system resources to implement the many new regulatory requirements that pertain to banks. The Company may discontinue certain products and services in the future if the regulatory costs exceed the expected benefits.

Interest Rate Sensitivity

Interest rate sensitivity management is concerned with the timing and magnitude of re-pricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Prior to 2010, simulation analysis indicated, in the absence of growth or changes in the mix of assets and liabilities, our net interest income generally increased when short-term interest rates rose and declined when short-term interest rates fell. In late 2010, we set our Carolina Bank prime at 4.50% when the Wall Street Journal Prime declined to 3.25% with the expectation that the Carolina Bank prime would rise less than the Wall Street Journal Prime until the two prime rates reach parity at 5.25%. Our simulation analysis as of September 30, 2015 indicates that our net interest income will decline approximately 1.7% in one year, if interest rates rise gradually 1% over a one year time period, and will decline 0.5% over a one year time period if interest rates rise gradually 3% over a one year time period. The delay in adjusting our loans tied to the Carolina Bank prime or at floors is the major reason for the potential decline in net interest income as the Wall Street Journal Prime increases. Our simulation analysis assumes that our money market and premium savings account rates, which together compose approximately 48% of our deposits, only rise 1.30% with the first 2% increase in the Federal funds rate, then rise 1.50% with the next 2% increase in the Federal funds rate, and increase 0.85% for each remaining 1% increase in the Federal funds rate beyond the first 4% increase. We have also increased our fixed rate loans in recent quarters, and customers have shown an increased preference for short-term deposits over the past few years, all of which have increased our risk to higher interest rates.

The negative impact on our net income from an interest rate rise is projected to be greater than the negative impact on net interest income as noted above due to the anticipated decline in mortgage banking income which is a component of non-interest income. Increasing interest rates could reduce residential mortgage originations and our related income significantly.

Inflation

Since our assets and liabilities are primarily monetary in nature, our performance is more affected by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not necessarily be the same. Since our Carolina Bank prime rate, which is used to price most of our commercial variable rate loans, is currently higher than the Wall Street Journal prime rate, we do not expect our Carolina Bank prime rate to increase as much as the Wall Street Journal prime until the two reach parity at 5.25%. Higher interest rates resulting from higher inflation would likely stress more of our borrowers with variable loans which would increase loan losses and related allowances for loan losses.

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

A decrease in inflation resulting from a decline in commodity prices can negatively impact our customers who hold commodities for resale. The Company experienced a significant loan loss in 2015 from a business involved in the processing and resale of scrap metal.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2015. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2015. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2015, in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: November 13, 2015	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 13, 2015	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2015, in XBRL (eXtensible Business Reporting Language).

