Form 10-K
period 2015-12-31
CAROLINA BANK HOLDINGS INC
filed 2016-03-23
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

☐ Yes  ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $54,513,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 5,037,108 shares of common stock outstanding as of March 22, 2016.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement dated April 7, 2016 are incorporated by reference into Part III of this report.

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

At December 31, 2015, we had 192 full-time equivalent employees.

Business of Carolina Bank Holdings, Inc. and Carolina Bank

Our only function is the ownership of all of the issued and outstanding stock of the Bank and ownership of all of the issued and outstanding common securities of Carolina Capital Trust, a Delaware business trust formed in December 2004 for the purpose of selling $10,000,000 of trust preferred securities. We do not engage in any separate lines of business other than those of the Bank. The Bank engages in a general banking business in Guilford, Alamance, Randolph and Forsyth Counties, North Carolina. Its operations are primarily commercially oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographic market. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The Bank’s lending activities are concentrated in commercial lending to small-to-medium sized businesses located primarily in its market area, construction and development loans and various consumer-type loans to individuals, including installment loans, credit card products, mortgage loans and equity lines of credit. The Bank started a mortgage banking division in 2007 to originate residential loans through third-party brokers and banks and to sell these loans at a profit to institutional investors. A retail loan production office was added to the mortgage loan division in 2010 and expanded to three retail loan production offices in addition to loan officers in five branch offices as of December 31, 2015. The mortgage banking division originated approximately $672 million and $574 million in loans held for sale during 2015 and 2014, respectively. The mortgage banking division generated net income of $1.6 million in 2015 but experienced a net loss of $0.7 million in 2014.

Primary Market Area

The Bank’s primary service area consists of the cities of Greensboro, High Point, Burlington, Winston-Salem and Asheboro, North Carolina and the areas immediately surrounding Greensboro, High Point, Burlington, Winston-Salem and Asheboro, all of which are located in Guilford, Alamance, Forsyth and Randolph counties, North Carolina. Residential mortgage loan production offices are located in Burlington, Chapel Hill, and Sanford, NC. The mortgage banking division originates residential loans throughout the southeastern United States, primarily North Carolina and contiguous states.

Competition

Commercial banking in the Bank’s primary service area and in North Carolina as a whole is extremely competitive due to the early adoption of state laws permitting state-wide and interstate branching. The Bank competes directly for deposits in its primary service area with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Guilford County, 21 commercial banks operate 141 full service offices, including all of the largest banks in North Carolina. In Alamance County, 16 commercial banks operate 43 full service branch offices. In Randolph County, 13 commercial banks operate 33 full service branch offices. In Forsyth County, 17 commercial banks operate 90 full service offices, including all of the largest banks in North Carolina.

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

Employees

Carolina Bank employed 192 full-time equivalent employees at December 31, 2015. We do not have any officers or employees who are not also officers or employees of the Bank. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

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

Dodd–Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

·	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;
·	the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;
·	the establishment of strengthened capital and prudential standards for banks and bank holding companies;
·	enhanced regulation of financial markets, including derivatives and securitization markets;
·	the elimination of certain trading activities by banks;
·	a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per account, and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;
·	amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

·	disclosure and other requirements relating to executive compensation and corporate governance.

During 2013 and 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the FDIC, the Securities and Exchange Commission (“SEC”), and the Commodity Futures Trading Commission adopted a final version of the Volcker Rule (the “Rule”). As in earlier versions, the Rule invokes Federal Reserve Chairman Paul Volcker’s core concept of restricting United States banks from making certain kinds of speculative investments that do not benefit their customers. The Rule compels banks to sell prohibited instruments by 2017. The new prohibition could cause a bank financial loss on the eventual sale and could cause the bank to recognize an estimate of that loss immediately under applicable accounting rules since the prohibited instruments no longer can be held to maturity. The Company has not engaged in the types of speculative investments that are covered by the Rule and accordingly does not expect any impact on its operations.

We believe that certain aspects of the Dodd-Frank Act, including, without limitation, the additional cost of maintaining higher capital levels along with monitoring those levels and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Deposit Insurance. The Bank’s deposits are insured up to limits set by the DIF of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the reserve ratio at 2.0%.

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

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 150% for assets with relatively high credit risk, such as high volatility commercial real estate loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. In July 2013, U.S. banking regulators issued final regulatory capital rules that address certain requirements of the Dodd-Frank Act which are designed to improve the resiliency of the U.S. banking system, increase the quantity and quality of regulatory capital, and enhance risk sensitivity. A new Common Equity Tier 1 (“CET1”) ratio was introduced and is computed by dividing CET1 by risk weighted assets. Risk weights for highly volatile commercial real estate loans and for assets on nonaccrual or past due 90 days or more were increased to 150% under the new rules. CET1 consists of common stock and associated surplus and retained earnings less several adjustments, such as goodwill, certain deferred tax assets, gains on sale of securitization exposures, and certain investments in other unconsolidated financial institutions’ capital instruments. The new minimum risk-based capital ratios, effective January 1, 2015, are 4.5% for CET1, 6% for Tier 1, and 8% for Total Capital. In addition, the new capital regulations provide for the phase-in of a capital conservation buffer over a four year period requiring the following minimum risk-based capital ratios by January 1, 2019: 7% for CET1, 8.5% for Tier1 Capital, and 10.50% for Total Capital. The minimum Tier 1 Leverage capital ratio remains at 4%.

As of December 31, 2015, the Company was classified as well capitalized with Tier 1 Risk-Based, Tier 1 Leverage, and Total Risk-Based Capital of 12.66%, 10.16%, and 14.39%, respectively. Also, as of December 31, 2015, the Bank was classified as well capitalized with Tier 1 Risk-Based, Tier 1 Leverage, Common Equity Tier 1, and Total Risk-Based Capital of 12.09%, 9.71%, 12.09%, and 13.81%, respectively.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such changes could affect the ability of banks to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

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

Office of Foreign Assets Control (“OFAC”) Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the OFAC rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure of a financial institution to comply with these sanctions could result in legal consequences for the institution.

Community Reinvestment Act. We are subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of our record is made available to the public. Such an assessment is required of any bank which has made any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the appropriate bank regulatory agency. The agencies emphasize that small banks are not exempt from CRA requirements. We are currently evaluated using the intermediate small bank performance criteria, which include the small bank lending evaluation and a community development test.  The performance criteria for small banks focuses on the bank’s loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in our assessment areas; our record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of our loans given our assessment areas, capacity to lend, local economic conditions, and lending opportunities; and our record of taking action, if warranted, in response to written complaints about our performance in meeting the credit needs of our assessment areas.

Regulatory agencies will assign a composite rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance” to the institution using the foregoing ground rules. A bank’s performance need not fit each aspect of a particular rating profile in order for the bank to receive that rating; exceptionally strong performance with respect to some aspects may compensate for weak performance in others, and the bank’s overall performance must be consistent with safe and sound banking practices and generally with the appropriate rating profile. To earn an outstanding rating, a bank first must exceed some or all of the standards mentioned above. The agencies may assign a “needs to improve” or “substantial noncompliance” rating depending on the degree to which the bank has failed to meet the standards mentioned above. The regulation further states that the agencies will take into consideration these CRA ratings when considering any application and that a bank’s record of performance may be the basis for denying or conditioning the approval of an application. While the latest CRA evaluation reflected satisfactory performance in lending, qualified investments and community development within our assessment area, the overall rating was downgraded to “needs improvement” due to perceived mortgage loan pricing disparities on loans originated by our wholesale mortgage division in markets outside our assessment area.

Federal Home Loan Bank (“FHLB”) System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $0.7 million at December 31, 2015. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $15.2 million up to $110.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2015, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 28.6% of total deposits and short-term borrowings at December 31, 2015, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. In addition, under North Carolina law, the Bank may declare and pay dividends only out of retained earnings. The FDIC and the Commissioner have the power to further restrict the payment of dividends by the Bank. The Company is current on its trust preferred interest payments as of December 31, 2015.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of Total Risk-Based Capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of Total Risk-Based Capital of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $11.5 million at December 31, 2015. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

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

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”), which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the FDIC Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the CRA. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. We have not yet elected to become a financial holding company.

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

Sarbanes-Oxley Act (“SOX”) of 2002. In July 2002, the SOX of 2002 was signed into law and became some of the most sweeping federal laws addressing accounting, corporate governance and disclosure issues. The impact of the SOX is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the SOX mandates important corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and established regulatory body to oversee auditors of public companies. It backs these requirements with SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this new legislation on public companies, including us, is significant in terms of the time, resources and costs associated with complying with the new law. Because the SOX, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

Recent Regulatory Initiatives. Beginning in late 2008 and continuing through 2009, the federal government took sweeping actions in response to the deepening economic recession. As mentioned above, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law on October 3, 2008. Pursuant to EESA, the Department of the Treasury created the Troubled Asset Relief Program (“TARP”) for the purpose of stabilizing the U.S. financial markets. On October 14, 2008, the Treasury announced the creation of the TARP Capital Purchase Program. The Capital Purchase Program was designed to invest up to $250 billion (later increased to $350 billion) in certain eligible financial institutions in the form of nonvoting senior preferred stock initially paying quarterly dividends at a five percent annual rate. In connection with its investment in senior preferred stock, the Treasury also received ten-year warrants to purchase common shares of participating institutions.

We applied, and were approved, for participation in the Capital Purchase Program in late 2008. On January 9, 2009, the Company issued and sold to the Treasury (1) 16,000 shares of the company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 357,675 shares of the Company’s common stock for an aggregate purchase price of $16.0 million in cash. The Company repurchased $5 million in preferred stock and repurchased the warrant for $1.8 million during 2013. The remaining $11 million in preferred stock was repurchased in 2015 from net proceeds of $14.1 million obtained from the sale of convertible preferred stock which was later converted to common stock.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from the Bank or from funds held at the holding company from prior capital offerings. At present, our only source of income is dividends paid by the Bank and interest earned on any investment securities we hold. We must pay all of our operating expenses from funds we receive from the Bank or from excess funds held at the holding company. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of the Company and/or to make required payments on our debt obligations, including the interest payments on our outstanding junior subordinated debt.

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

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the SEC, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Registrant and the Bank to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published.

Future Legislation

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

ITEM 1A. Risk Factors.

Item not applicable to smaller reporting companies.

ITEM 1B. Unresolved Staff Comments.

Item not applicable to smaller reporting companies.

ITEM 2. Properties.

The following table sets forth certain information regarding our properties:

OFFICE LOCATION	YEAR OPENED	SQUARE FOOTAGE	OWN/LEASE

Main / Corporate Office	2008	43,000	Land lease
101 North Spring Street
Greensboro, NC 27401

Lawndale Office	2000	15,000	Own
2604 Lawndale Drive
Greensboro, NC 27408

Jefferson Village Office	2001	2,975	Own
1601 Highwoods Boulevard
Greensboro, NC 27410

Asheboro Office	2003	5,800	Own
335 S. Fayetteville Street
Asheboro, NC 27203

High Point Office	2007	4,500	Own
4010 Brian Jordan Place
High Point, NC 27265

Burlington Office	2007	5,000	Own
3214 South Church Street
Burlington, NC 27215

Stratford Office	2013	3,448	Lease
275 South Stratford Road
Winston-Salem, NC 27103

Peace Haven Office	2015	6,940	Own
1554 North Peace Haven Road
Winston-Salem, NC 27104

Corporate Training Center	2013	7,103	Own
618 West Friendly Avenue
Greensboro, NC 27401

Burlington Loan Production Office	2010	4,460	Lease
411-B Alamance Road
Burlington, NC 27215

Sanford Loan Production Office	2013	1,920	Lease
143 Charlotte Avenue, Suite 101
Sanford, NC 27330

Chapel Hill Loan Production Office	2013	1,260	Lease
1516 E. Franklin Street, Suite 202
Chapel Hill, NC 27514

ITEM 3. Legal Proceedings.

As of December 31, 2015, there were no pending material legal proceedings to which we are a party, or of which any of our property is the subject, that, if decided adversely to us, could have a material adverse financial effect.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Summary

Our common stock is listed for quotation on the Nasdaq Global Market under the symbol “CLBH.” As of March 22, 2016, we had issued and outstanding 5,037,108 shares of common stock which were held by approximately 1,150 shareholders.

No cash dividends were declared or paid on shares of our common stock in 2015 or 2014.

Market for the Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “CLBH.” The following table gives the high and low sale prices for the calendar quarters indicated.

2015
First Quarter	$10.20	$9.30
Second Quarter	12.98	11.01
Third Quarter	13.87	12.00
Fourth Quarter	18.49	12.82

2014
First Quarter	$10.73	$9.56
Second Quarter	10.97	9.00
Third Quarter	10.88	9.60
Fourth Quarter	10.00	9.14

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

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

·	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.
·	Changes in interest rates could reduce our net interest income.
·	Competition among financial institutions is intense and may increase.
·	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged.
·	Regulatory requirements have become more complex and costly over the past few years, especially for community banks. We may be forced to exit certain types of products and services if regulatory costs exceed the benefits.
·	New products developed and new methods of delivering products could result in a reduction in our business and income.
·	Increases in interest rates, increases in warranty losses, or changes in the securitization of mortgages could negatively impact our mortgage banking income.
·	Adverse changes may occur in the securities market.
·	Technology fraud and losses from cyberattacks are a major threat to banks of all sizes, bank service providers and to bank customers. We could experience challenges in meeting future cyber threats if they become more complex and more frequent.
·	Local, state or federal taxing authorities may take tax positions that are adverse to us.
·	Unpredictable natural and other disasters could have an adverse effect on our operations or on the willingness of our customers to access our financial services.

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

Our mortgage banking division originates residential mortgage loans which are sold to investors. We generally obtain optional commitments to sell loans when we grant optional commitments to make loans or hedge some optional loan commitments by selling mortgage-backed securities on a forward basis. We opted to account for loans originated in our mortgage banking division, loans held for sale, at fair value which is based on what secondary markets are currently offering for portfolios with similar characteristics or based on actual commitment prices from investors. Forward sale mortgage-backed securities and the value of the estimated loan commitments are also accounted for at fair value. Assumptions related to the closing ratio of loan commitments and the projected profit from loan sales are used to estimate the fair value of loan commitments. Hedging loan commitments through forward sales of mortgage-backed-securities was discontinued during 2013 but resumed in 2015. We also make provisions for future warranty claims that arise from borrower fraud or from underwriting errors that are later detected on residential mortgage loans that are sold. The provision for warranty claims involves a charge against income and an increase in an estimated liability for warranty claims based primarily on the volume of originations and projected losses on past and current originations. The estimated liability for warranty claims is reduced as claims are paid. Warranty provisions involve a number of assumptions including the quality of loans originated, the volume of loans originated, changes in real estate values, and historical and projected warranty claims.

Securities available-for-sale, mortgage loans held for sale originated by our mortgage banking division, optional commitments to make loans entered into by our mortgage banking division, and derivative assets and liabilities, primarily forward sale mortgage-backed securities, are recorded at fair value on a recurring basis. From time to time, certain assets, consisting primarily of other real estate owned and impaired loans, are recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of the lower of cost or fair value accounting resulting in a write-down during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. Management believes this is a critical accounting policy because the estimation of fair value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Comparison of Financial Condition

Assets. Our total assets increased by $21.5 million, or 3.2%, from $679.3 million at December 31, 2014, to $700.8 million at December 31, 2015. Our asset mix changed at December 31, 2015 from December 31, 2014 as loans, both held for sale and for investment, decreased while interest-bearing deposits with banks and bank term deposits increased. Loans held for investment decreased by $6.4 million, or 1.4%, during 2015, due to higher maturities and unscheduled pay-offs of loans in 2015 compared to 2014. Average loans held for investment and average loans held for sale increased $2.3 million and $13.5 million in 2015 from 2014, respectively. Our compounded annual growth rate for the three years ended December 31, 2015 for loans held for investment and assets was 0.3% and 0.4%, respectively.

Liabilities. Total liabilities increased by $13.1 million, or 2.1%, from $626.6 million at December 31, 2014, to $639.7 million at December 31, 2015. Deposits increased by $12.4 million, or 2.1%, during 2015 as non-interest bearing demand deposits increased while time deposits declined. Non-interest bearing demand deposits, primarily commercial checking accounts, are a major strategic focus and increased $19.0 million, or 17.9%, during 2015. The compounded annual growth rate for the three years ended December 31, 2015 for average non-interest bearing demand deposits and total deposits was 23.9% and 0.9%, respectively. Over the long term, we plan to continue our efforts to gain deposits through quality service, convenient locations, and competitive pricing. While deposit growth is an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank advances and repurchase borrowings may be utilized where cost beneficial, for liquidity purposes, or to better match the repricing of assets and liabilities.

Stockholders’ equity. Our total stockholders’ equity increased $8.5 million at December 31, 2015 to $61.1 million from $52.7 million at December 31, 2014 due to net proceeds of $14.1 million obtained from the sale of convertible preferred stock which was later converted to common stock. The net proceeds of the offering were used to redeem $11.0 million in Series A preferred stock and to provide additional capital to support future growth. Retained net income of $5.4 million further added to stockholders’ equity during 2015.

Asset Quality

Our non-performing assets, composed of foreclosed real estate and other repossessed assets, non-accrual loans and non-performing restructured loans, totaled approximately $7.7 million at December 31, 2015 and $12.1 million at December 31, 2014. Non-performing assets, as a percentage of total assets, was 1.10% and 1.78% at December 31, 2015 and 2014, respectively. There were no loans 90 days or more past due and still accruing interest at December 31, 2015 and 2014. Foreclosed real estate and other repossessed assets were $4.6 million and $5.6 million at December 31, 2015 and 2014, respectively. Net loan charge-offs totaled $1.7 million and $2.6 million for the years ended December 31, 2015 and 2014, respectively. Impaired loans, including loans on non-accrual, decreased to $14.4 million at December 31, 2015 from $18.6 million at December 31, 2014. In general, loans are impaired when, based on current information and events, collection of all contractual amounts due is not probable.

Loans are graded according to an internal loan rating classification system, and “classified loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Classified loans decreased to $5.9 million at December 31, 2015 from $13.5 million at December 31, 2014 due to continuing efforts to improve asset quality. Loan rating classification information is detailed in Note 3 to the consolidated financial statements as of December 31, 2015 and 2014.

The decrease in impaired loans and classified loans in 2015 from 2014 resulted from success in disposing of problem loans through payoffs and foreclosures, from reduction in new additions to classified loans as a result of an improved credit culture, and from an improving economy. The economic conditions in our primary markets in North Carolina improved in 2015 due to an increasing labor force and rising employment. The seasonally adjusted unemployment rate in North Carolina averaged 5.6% in 2015 compared to 6.1%, 7.8%, 9.1% and 10.1% for 2014, 2013, 2012 and 2011, respectively.

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

Our primary sources of internally generated funds are principal and interest payments on loans receivable, non-interest income and proceeds from loan sales related to our mortgage banking operations, and cash flows generated from other operations. External sources of funds include deposits, repurchase agreements, federal funds purchased from banks, and advances from secured lines of credit at the Federal Home Loan Bank of Atlanta and Federal Reserve Bank.

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits with banks, bank term deposits, and investment securities available-for-sale are the primary liquid assets of Carolina Bank which increased $28.3 million at December 31, 2015 from December 31, 2014. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its needs. During 2015, we increased our levels of short-term liquidity due to a decrease in loans, additional equity from a capital raise, retained income, and an increase in deposits. We maintained adequate secondary sources of liquidity during 2014 and 2015 as our secured credit availability for additional advances from the Federal Home Loan Bank and available secured discount borrowings from the Federal Reserve Bank exceeded $155.2 million at December 31, 2015. We also have $25 million in discretionary, uncommitted, unsecured Federal funds lines from three correspondent banks.

We are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of December 31, 2015 and 2014, our levels of capital exceeded all applicable published regulatory requirements. During 2013, Basel III capital requirements were adopted by United States banking regulators. The Basel III regulations establish a common equity Tier 1 capital requirement of 4.5% in 2015 and 7.0% by 2019. The new regulations changed risk weights for certain on and off balance sheet assets and required deductions from capital for certain types of assets. All of the capital ratios for Carolina Bank and the consolidated company improved in 2015 as shown in Note 10 to the consolidated financial statements as of December 31, 2015 and 2014. The increases in the capital ratios in 2015 are primarily the result of retained income, low growth, and the increase in common equity from a private placement capital offering. We believe we are in compliance with the Basel III and all regulatory capital requirements.

Carolina Bank issued $9.3 million in subordinated debentures in 2008 which is included in the regulatory capital of the Bank and the consolidated capital of Carolina Bank Holdings, Inc. and Subsidiary as Tier 2 capital. These subordinated debentures lost 60% of their capital eligibility through September 30, 2016 and will lose 20% per year over a two year period beginning in October 2016. Included in the regulatory capital of Carolina Bank Holdings, Inc. and Subsidiary is $10.0 million in junior subordinated debentures related to trust preferred securities which has been primarily reinvested in Carolina Bank. Carolina Bank Holdings, Inc. and Carolina Bank were current on interest payments on the trust preferred securities and subordinated debentures as of December 31, 2015. No common stock dividends are anticipated in the near future.

In March 2015, we issued 15,500 shares of convertible preferred stock, Series B, at $975 per share in a private placement offering and received $14.1 million in net proceeds. The net proceeds from the offering were used to retire the remaining Series A preferred stock of $11.0 million in May 2015 and to improve capital levels. The convertible preferred stock, Series B, was converted into 1,550,000 shares of common stock in May 2015, and no dividends were declared or paid on the newly issued convertible preferred stock.

Regulatory requirements have become more complex and costly over the past few years, especially for community banks. The Company has been challenged to find the human and system resources to implement the many new regulatory requirements that pertain to banks. The Company may discontinue certain products and services in the future if the regulatory costs exceed the expected benefits.

Results of Operations for the Years ended December 31, 2015 and 2014

General. We had net income of $5.8 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively. Net income available to common stockholders was $5.4 million, or $1.17 per diluted share, for 2015 compared to $2.4 million, or $0.70 per diluted share, for 2014. Net income available to common stockholders represents net income less preferred stock dividends. The increase in net income in 2015 was primarily due to higher mortgage banking income. Net interest income, the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, was $23.6 million in 2015 compared to $23.3 million in 2014, an increase of 1.7%. Non-interest income, principally service charges and fees, mortgage banking income, increase in cash value of life insurance, plus gain on sale of investments amounted to $13.6 million in 2015 and $9.4 million in 2014. Mortgage banking income increased approximately $4.3 million, or 55.1%, during 2015 due to increased originations and increased profit margins realized on originations. Our provision for loan losses was $1.1 million and $1.4 million in 2015 and 2014, respectively. Reduced net loan charge-offs and lower allowances for loan losses on non-impaired loans resulted in a decrease in the provision for loan losses in 2015. We incurred non-interest expense of $27.9 million in 2015 and $27.0 million in 2014. The increase in non-interest expense of $0.9 million, or 3.4%, was primarily from higher incentive compensation in the mortgage banking division and from additional professional fees related to resolving problem assets and regulatory issues.

Our commercial/retail bank segment reported 2015 net income of $4.5 million compared to $4.3 million in 2014, primarily due to an increase in net interest income and a lower provision for loan losses. Our mortgage banking division reported net income of $1.6 million in 2015 compared to a net loss of $0.7 million in 2014 due to a 17% rise in the origination of loans held for sale, an increase of $0.4 million in interest rate lock commitments, and an increase in profit margins on loans sold. The holding company reported a net loss of $0.3 million in 2015 and $0.2 million in 2014 related to interest expense on trust preferred subordinated debt and other corporate expenses. Segment information is detailed in Note 16 to the consolidated financial statements as of December 31, 2015 and 2014.

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

For the year ended December 31, 2015, net interest income increased by $0.4 million, or 1.7%, to $23.6 million from $23.3 million for the year ended December 31, 2014. The net yield on average interest-earning assets was 3.73% in 2015 and 3.80% in 2014. The interest rate spread was 3.62% in 2015 and 3.70% in 2014. The decrease in the net yield on interest-earning assets and the interest rate spread in 2015 resulted primarily from a greater decline in loan yields than the decrease in the cost of interest-bearing liabilities. The increase in non-interest-bearing demand deposits positively impacted the net yield, but the shift to lower yielding interest-bearing assets negatively impacted the yield on interest-earning assets.

The table below provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the years indicated.

	Net Interest Income and Average Balance Analysis
	For the Years Ended December 31,
	2015			2014			2013
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	($ in thousands)
Interest-earning assets
Interest bearing deposits	$61,847	$267	0.43%	$43,713	$201	0.46%	$86,921	$242	0.28%
Taxable investments	47,720	1,310	2.75%	57,743	1,547	2.68%	42,631	1,221	2.86%
Non-taxable investments (2.)	15,930	717	4.50%	17,845	797	4.47%	15,064	719	4.77%
Loans held for sale	52,372	2,013	3.84%	38,825	1,577	4.06%	50,405	1,883	3.74%
Loans (2.) (3.)	465,163	22,431	4.82%	462,870	22,676	4.90%	432,471	22,245	5.14%
Interest-earning assets	643,032	26,738		620,996	26,798		627,492	26,310
Yield on average interest-earning assets			4.16%			4.32%			4.19%

Non interest-earning assets	46,810			43,816			44,037

Total assets	$689,842			$664,812			$671,529

Interest-bearing liabilities
Interest checking	$51,724	$38	0.07%	$45,712	$33	0.07%	$40,961	$38	0.09%
Money market and savings	291,014	915	0.31%	296,563	924	0.31%	296,913	1,061	0.36%
Time certificates and IRAs	138,403	1,142	0.83%	146,098	1,593	1.09%	164,895	1,935	1.17%
Other borrowings	22,468	630	2.80%	24,072	641	2.66%	26,635	722	2.71%
Total interest-bearing liabilities	503,609	2,725		512,445	3,191		529,404	3,756
Cost on average interest-bearing liabilities			0.54%			0.62%			0.71%
Non-interest-bearing liabilities
Demand deposits	118,355			94,618			82,343
Other liabilities	8,599			6,851			6,895
Total non-interest-bearing liabilities	126,954			101,469			89,238
Total liabilities	630,563			613,914			618,642
Stockholders' equity	59,279			50,898			52,887
Total liabilities and equity	$689,842			$664,812			$671,529
Net interest income		$24,013			$23,607			$22,554
Net yield on average interest-earning assets			3.73%			3.80%			3.59%
Interest rate spread			3.62%			3.70%			3.48%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

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

	Rate / Volume Variance Analysis
	Years Ended
	December 31, 2015 vs. 2014			December 31, 2014 vs. 2013
	Interest	Increase (Decrease)		Interest	Increase (Decrease)
	Increase	Due To Change in		Increase	Due To Change in
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	($ in thousands)
Interest-earning assets:
Interest-bearing deposits	$66	$79	$(13)	$(41)	$(154)	$113
Taxable investments	(237)	(274)	37	326	409	(83)
Non-taxable investments	(80)	(86)	6	78	127	(49)
Loans held for sale	436	524	(88)	(306)	(459)	153
Loans	(245)	112	(357)	431	1,519	(1,088)
Total interest-earning assets	(60)	355	(415)	488	1,442	(954)

Interest-bearing liabilities:
Interest checking	$5	$4	$1	$(5)	$4	$(9)
Money market and savings	(9)	(17)	8	(137)	(1)	(136)
Time certificates and IRAs	(451)	(80)	(371)	(342)	(211)	(131)
Other borrowings	(11)	(44)	33	(81)	(69)	(12)
Total interest-bearing liabilities	(466)	(137)	(329)	(565)	(277)	(288)

Net interest income	$406	$492	$(86)	$1,053	$1,719	$(666)

A shift into more loans almost offset the negative impact of lower yields on loans and lower average balances held in taxable investments during 2015. A decrease in average balances of and rates paid on time certificates positively impacted net interest income during 2015.

Provision for loan losses. The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for known and expected loan losses in our loan portfolio. The provision for loan losses decreased in 2015 to $1.1 million from $1.4 million in 2014, primarily because of improving loan loss trends which are used to calculate allowances for loan losses on non-impaired loans. Specific allowances on impaired loans were $0.8 million and $0.7 million at December 31, 2015 and 2014, respectively. Loan charge-offs, net of recoveries, were $1.7 million and $2.6 million during 2015 and 2014, respectively. The level of the allowance for loan losses is based on our estimate as to the amount required to maintain an allowance adequate enough to provide for known and expected losses. We consider, among other things, nonperforming loans, impaired loans, delinquencies, collateral values, loss trends, and general economic conditions when assessing the adequacy of the allowance. Real estate market conditions improved in 2015 and 2014 from the previous five years during which real estate values declined and there was tepid demand for new real estate. The allowance for loan losses was $5.9 million, or 1.26%, of loans and $6.5 million, or 1.38%, of loans at December 31, 2015 and 2014, respectively.

The following table describes the activity relating to our allowance for loan losses for the years indicated:

	Analysis of the Allowance for Loan Losses
	At or for the Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Beginning Balance	$6,520	$7,663	$9,944	$11,793	$12,359
Provision for loan losses	1,085	1,436	3,450	2,360	6,850
Charge-Offs:
Commercial	(914)	(1,913)	(1,703)	(2,142)	(569)
Real Estate	(3,224)	(1,463)	(4,648)	(2,299)	(7,617)
Consumer	(7)	(109)	(81)	(20)	(6)
Total	(4,145)	(3,485)	(6,432)	(4,461)	(8,192)
Recoveries:
Commercial	483	382	464	122	100
Real Estate	1,918	502	205	129	674
Consumer	11	22	32	1	2
Total	2,412	906	701	252	776
Net Charge-Offs:	(1,733)	(2,579)	(5,731)	(4,209)	(7,416)
Ending Balance	$5,872	$6,520	$7,663	$9,944	$11,793

Non-interest income. Non-interest income consists principally of service charges and fees, mortgage banking income, investment services income, increase in cash value of life insurance, gain on sale of SBA loans, and gain on sale of investments. Non-interest income was $13.6 million and $9.4 million in 2015 and 2014, respectively.

Mortgage banking income, which represents income earned from the origination and sale of residential mortgage loans, increased to $12.1 million in 2015 from $7.8 million in 2014 due to a 17.0% increase in loan originations to $672 million in 2015 from $574 million in 2014 and from higher profit margins realized on loan sales. The mortgage banking division originates residential mortgage loans through other banks and brokers in addition to retail loan officers, who are located in three loan production offices and in four of our banking offices, and sells the loans to investors. Most of the residential mortgage loans originated by the mortgage division are conforming conventional or government loans. Netted against mortgage banking income are warranty claim provisions of $0.17 million in 2015 and $0.15 million in 2014. Warranty claim provisions provide a liability for future claims that might arise from borrower fraud that is later detected on loans we originated and sold or from underwriting errors we made on loans originated and sold. Improved underwriting and quality control procedures since 2010, as well as improved real estate values, resulted in lower estimated losses for originations after 2009. The liability to fund future warranty claims was $1.5 million at December 31, 2015 and $1.4 million at December 31, 2014. Warranty claims were $0.1 million in 2015 and have totaled $1.1 million since establishment of the mortgage division in 2007. In addition, eleven loans with a total current carrying balance, including fair value loss adjustments recorded when transferred, of $2,440,000 have been repurchased and are included in loans held for investment.

Other non-interest income included $0.4 million from the increase in cash value of life insurance in both 2015 and 2014. The amortization of a $3 million investment in a low income housing fund reduced other non-interest income by $0.3 million in both 2015 and 2014. Tax credits related to the low income housing investment of $0.4 million in both 2015 and 2014 are reflected as a reduction in income tax expense.

Gains on the sale of investments were $0.03 million in 2015 and $0.27 million in 2014. SBA lending was started in 2015 with gains on the sale of SBA loans of $0.13 million in 2015.

Non-interest expense. Non-interest expense was $27.9 million in 2015 compared to $27.0 million in 2014, an increase of 3.4%. The increase in non-interest expense in 2015 was primarily from an increase in salary and benefits of $0.8 million related to incentive compensation and overtime with most of the increase in the mortgage banking division due to increased loan originations.

Professional fees include legal fees, audit and accounting fees, director fees, regulatory expense, consulting fees and other fees paid to professional organizations for specialized services. Professional fees increased 20.0% in 2015 to $2.1 million, primarily from increased legal expenses related to resolving non-performing assets and regulatory issues.

Income taxes. Income tax expense was $2.5 million, or 30.3% of income before income taxes in 2015 compared to $0.9 million, or 20.9%, of income before income taxes in 2014. The less favorable tax rate in 2015 was primarily because non-taxable income and income tax credits represented a smaller percentage of net income before income taxes in 2015 and because the state tax rate decreased 1% beginning in 2016 which negatively impacted deferred state income assets and related deferred state income tax expense in 2015.

Financial condition. Total assets were $700.8 million at December 31, 2015, an increase of 3.2% from total assets of $679.3 million at December 31, 2014. The increase in assets was funded by an increase in deposits of $12.4 million, or 2.1%, and by an increase in equity of $8.5 million from retained income and from net proceeds from a private placement stock offering, net of retirement of preferred stock. We periodically utilize wholesale deposit sources such as brokered deposits and deposits from other depository institutions on a limited basis to meet specific asset/liability management needs or to realize substantially lower funding costs. We had approximately $27.2 million and $22.9 million in deposits from other depository institutions and $21.8 million and $19.7 million of brokered deposits at December 31, 2015 and December 31, 2014, respectively.

Interest-bearing deposits with banks of $69.2 million primarily represent overnight deposits with the Federal Reserve, Federal Home Loan Bank, and correspondent banks and increased $31.0 million at December 31, 2015 from a year ago. These deposits averaged $47.5 million during 2015. Bank term deposits of $16.6 million at December 31, 2015 represent FDIC insured certificates of deposit in other banks with maturities from one month to twenty-four months. Investment securities decreased $4.5 million in 2015 to $62.3 million at December 31, 2015. Loans held for investment decreased $6.4 million, or 1.4%, to $465.8 million at December 31, 2015, due to heavy maturities and unscheduled payoffs throughout 2015. Loan originations were actually higher in 2015 than 2014 when loan growth of 6.3% was experienced. We believe our targeted marketing efforts, experienced lenders, local decision making, and emphasis on personal relationships and superior customer service have been key drivers of our loan growth in prior years; however, our emphasis on stronger risk management practices and a weak economy limited growth in 2010 through 2013. Approximately 87.5% of our loans at December 31, 2015 were secured by some form of real estate. At December 31, 2015, loans secured by residential properties in the form of home equity lines and closed end loans comprised 28.2% of our loan portfolio while construction & development loans and commercial real estate loans comprised 13.4% and 45.9% of our loan portfolio, respectively. Another 11.5% of our loan portfolio was commercial and industrial loans with the balance in consumer and other loans.

Asset quality is a primary concern of our credit administration. A thorough credit analysis is made of most loans before origination. Experienced lenders and a credit administrator review the loans’ structure including terms, rate, collateral and repayment sources in addition to adherence to our lending policy. On an ongoing basis, a risk rating program and other credit administration tools are utilized to monitor loans and overall asset quality. Non-performing loans amounted to approximately $3.1 million, or 0.7% of loans outstanding, and $6.5 million, or 1.4%, of loans outstanding, at December 31, 2015 and 2014, respectively. Our allowance for loan losses was 1.26% and 1.38% of loans outstanding at December 31, 2015 and 2014, respectively. Net loan charge-offs were 0.37% and 0.56% of average loans during 2015 and 2014, respectively.

Investment securities decreased to $62.3 million at December 31, 2015 from $66.8 million at December 31, 2014, a decline of 6.8%. Our investment securities portfolio consists primarily of mortgage-backed securities issued by the U.S. government and government sponsored entities, municipal securities, corporate securities and U.S. agency asset backed securities. Approximately 76.0% of the investment securities at December 31, 2015 were classified as available-for-sale and were recorded at market value. Changes in market value are reflected as a separate component of stockholders’ equity. We do not engage in the practice of trading securities.

Other real estate owned which consists of foreclosed real estate decreased $1.0 million, or 18.1%, to $4.6 million at December 31, 2015 from $5.6 million at December 31, 2014. During 2015, other real estate owned increased $0.7 million from foreclosure and improvements to properties and was reduced by sales of $1.2 million and by impairment charges of $0.5 million.

We opened for business in November 1996 and have not paid any cash dividends to our stockholders. Stock dividends were paid in 2007, 2005, 2004, 2001, and 2000. Certain reclassifications were made to common stock from other equity accounts to record the stock dividends.

Investment Portfolio. At December 31, 2015 and 2014, our investment portfolio comprised approximately 8.9% and 9.8% of total assets, respectively.

The following table summarizes the carrying value amounts of securities at the dates indicated. Available-for-sale securities are reported at estimated fair value and held-to-maturity securities are reported at amortized cost.

	Analysis of Investment Securities
	Amortized Cost and Market Values
	At December 31,
	2015		2014		2013
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale
Municipal securities	$17,095	$17,656	$19,093	$19,896	$23,395	$23,609
Mortgage-backed securities	16,589	16,978	18,670	19,352	20,479	20,962
Corporate securities	8,903	8,939	9,822	9,964	15,147	15,306
Asset-backed securities	3,654	3,732	1,847	1,930	2,015	2,060
Unrestricted stock	43	55	42	58	42	79
	46,284	47,360	49,474	51,200	61,078	62,016

Held-to-Maturity
Municipal securities	$7,360	$7,564	$7,722	$7,898	$8,178	$7,998
Mortgage-backed securities	5,251	5,253	5,945	5,983	6,632	6,464
Corporate securities	500	500	-	-	-	-
Asset-backed securities	1,843	1,909	1,977	2,064	-	-
	14,954	15,226	15,644	15,945	14,810	14,462

Total	$61,238	$62,586	$65,118	$67,145	$75,888	$76,478

The following table presents maturities and weighted average yields of debt securities at the date indicated:

	Analysis of Investment Securities
	At December 31, 2015
	Due One	One Year	Five Years	Due
	Year or	Through	Through	After		Market
	Less	Five Years	Ten Years	Ten Years	Total	Value
	($ in thousands)
Investment Securities
Municipal securities	$-	$-	$3,356	$5,522	$8,878	$9,106
Tax-free municipal securities	-	1,537	6,874	7,166	15,577	16,114
Mortgage-backed securities	-	4,418	1,182	16,240	21,840	22,231
Corporate securities	4,952	1,971	2,480	-	9,403	9,439
Asset-backed securities	-	-	3,655	1,842	5,497	5,641
Total	$4,952	$7,926	$17,547	$30,770	$61,195	$62,531

Weighted Average Yields
Municipal securities	-	-	3.91%	3.44%	3.62%
Tax-free municipal securities	-	3.89%	4.16%	5.00%	4.52%
Mortgage-backed securities	-	3.03%	2.09%	2.66%	2.70%
Corporate securities	1.93%	1.43%	2.49%	-	1.97%
Asset-backed securities	-	-	3.10%	3.69%	3.30%
	1.93%	2.80%	3.52%	3.40%	3.24%

Loan Portfolio. Our loan portfolio is concentrated in real estate loans. Construction and development loans, which carry more risk during recessions and periods of falling real estate prices, represented 13.4% of the loan portfolio. Commercial real estate loans, secured by nonfarm nonresidential and multifamily properties, represent 45.9% of the loan portfolio and have experienced the highest levels of charge-offs in the past two years. There are no foreign loans. The following table presents, at the dates indicated, the composition of our loan portfolio by loan type:

	Analysis of Loans
	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Loans Secured by Real Estate:
Construction & development	$62,289	13.37%	$75,869	16.07%	$50,397	11.35%	$64,669	14.01%	$51,383	10.55%
Commercial real estate	213,987	45.94%	215,280	45.59%	212,272	47.80%	215,258	46.61%	251,015	51.54%
Home equity lines	78,952	16.95%	71,006	15.04%	66,926	15.07%	66,523	14.41%	66,172	13.59%
Residential real esate	52,363	11.24%	51,902	10.99%	54,115	12.18%	48,857	10.58%	51,499	10.57%
Total Loans Secured by Real Estate	407,591	87.50%	414,057	87.69%	383,710	86.40%	395,307	85.61%	420,069	86.25%

Commercial and industrial	55,641	11.95%	54,359	11.51%	55,504	12.50%	61,251	13.27%	60,863	12.50%
Consumer & other	2,572	0.55%	3,773	0.80%	4,873	1.10%	5,170	1.12%	6,099	1.25%

Total Loans Held for Investment	$465,804	100.00%	$472,189	100.00%	$444,087	100.00%	$461,728	100.00%	$487,031	100.00%

The table that follows shows the loan portfolio at December 31, 2015 by loan type, maturity and whether the interest rate is fixed or variable. Loans on non-accrual have been excluded.

	Analysis of Certain Loan Maturities
	As of December 31, 2015
	Real Estate		Consumer		Commercial & Other		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Due within one year:	$78,605	19.43%	$1,825	70.96%	$21,523	38.68%	$101,953	22.03%

Due after one year through five years:
Fixed Rate	123,498	30.53%	662	25.74%	25,012	44.95%	149,172	32.24%
Variable Rate	51,594	12.76%	60	2.33%	6,367	11.44%	58,021	12.54%
	175,092	43.29%	722	28.07%	31,379	56.39%	207,193	44.78%

Due after five years:
Fixed Rate	65,940	16.30%	25	0.97%	1,984	3.57%	67,949	14.69%
Variable Rate	84,844	20.98%	-	0.00%	755	1.36%	85,599	18.50%
	150,784	37.28%	25	0.97%	2,739	4.93%	153,548	33.19%

	$404,481	100.00%	$2,572	100.00%	$55,641	100.00%	$462,694	100.00%

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

Loans secured by real estate mortgages comprised 87.5% and 87.7% of our loan portfolio at December 31, 2015 and 2014, respectively. Residential real estate loans consist mainly of first and second mortgages on single-family homes. Loan-to-value ratios for these loans are generally limited to 90% for second mortgages and 85% for first mortgages, unless private mortgage insurance is obtained. Commercial real estate loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and commercial real estate loans is dependent primarily on the income and cash flows of the borrowers with the real estate serving as a secondary source of repayment. Real estate construction loans generally consist of financing of commercial and multi-family real estate projects and some one-to-four family dwellings. Usually the loan-to-cost ratios are limited to 80%, and permanent financing commitments are generally required prior to advancing loan proceeds.

Commercial and industrial loans primarily represent loans to businesses and may be made on either a secured or unsecured basis. Commercial lending involves risk because repayment usually depends on the cash flows generated by a borrower’s business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions or in specific industries. To manage this risk, initial and continuing financial analysis of a borrower’s financial information is generally required.

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

Our allowance for loan losses is composed of two parts, a specific portion related to impaired loans and a general section related to loans that are not impaired. Loans are impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms will not be collected. Our impaired loans decreased to $14.4 million at December 31, 2015 from $18.6 million at December 31, 2014, primarily because non-performing loans decreased $3.3 million to $3.1 million at December 31, 2015. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $0.8 million at December 31, 2015 from $0.7 million at December 31, 2014. The general allowance, the difference between our allowance for loan losses and the specific portion of the allowance for loan losses, decreased to $5.0 million at December 31, 2015 from $5.8 million at December 31, 2014. These allowances apply to non-impaired loans and were determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.03% on other consumer loans to 2.33% on commercial and industrial loans, to categories of performing loans at each period end. We changed our methodology in 2015 of estimating annual loss ratios inherent in the loan portfolio by averaging loan charge-offs, net of recoveries, for the past five years from four years utilized in 2014. The change to five years in 2015 from four years produced a higher allowance and higher provision of approximately $571,000. A similar change from three years in 2013 to four years in 2014 produced a higher allowance and provision in 2014 by approximately $825,000. We believe that using five years to calculate the estimated loss ratios more accurately reflects expected losses over time.

The general section of our allowance includes a qualitative component which is calculated based on nine environmental factors such as delinquency trends, net loan charge-offs in the current period compared to historical loan charge-offs, the current level of nonperforming loans compared to historical levels, changes in economic and business conditions that affect the collectability of the loan portfolio and changes in the value of collateral dependent loans. The qualitative component of our general section of the allowance was $0.8 million and $0.7 million at December 31, 2015 and 2014, respectively. An unallocated component is also included in the general section of the allowance which was $0.04 million and $0.2 million at December 31, 2015 and 2014, respectively.

The following table presents the allocation of the allowance for loan losses at the dates indicated, compared with the percent of loans in the applicable categories of total loans.

	Allocation of the Allowance for Loan Losses
	At December 31,
	2015		2014		2013		2012		2011
		% Loans		% Loans		% Loans		% Loans		% Loans
		in Each		in Each		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	($ in thousands)
Balance at end of period applicable to:

Real Estate Loans
Construction & development	$1,005	13.37%	$1,495	16.07%	$1,459	11.35%	$2,349	14.01%	$2,948	10.55%
Commercial real estate	2,546	45.94%	2,144	45.59%	2,564	47.80%	4,068	46.61%	3,690	51.54%
Home equity lines of credit	441	16.95%	766	15.04%	580	15.07%	609	14.41%	1,126	13.59%
Residential real estate	507	11.24%	483	10.99%	472	12.18%	863	10.58%	994	10.57%
	4,499	87.50%	4,888	87.69%	5,075	86.40%	7,889	85.61%	8,758	86.25%
Commercial and Consumer Loans
Commercial & industrial	1,309	11.95%	1,413	11.51%	2,562	12.50%	1,885	13.27%	2,985	12.50%
Consumer and other	20	0.55%	28	0.80%	17	1.10%	133	1.12%	46	1.25%

Unallocated	44		191		9		37		4

Total	$5,872	100.00%	$6,520	100.00%	$7,663	100.00%	$9,944	100.00%	$11,793	100.00%

Nonperforming loans. When a loan is past due 90 days as to interest or principal or there is serious doubt as to collectability, the accrual of interest is generally discontinued unless the estimated fair value of the collateral is sufficient to assure the collection of the principal balance and accrued interest. A non-accrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. The following table sets forth information on nonaccrual loans, restructured loans, total nonperforming loans, and nonperforming assets at the dates indicated:

	Nonperforming Assets
	At December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Nonperforming restructured loans	$901	$4,254	$4,649	$7,443	$9,060
Other nonaccrual loans	2,209	2,204	12,082	5,624	13,855
Total nonperforming loans	3,110	6,458	16,731	13,067	22,915
Real estate owned	4,592	5,610	2,329	5,940	6,728
Other repossessed assets	-	44	-	-	-
Total nonperforming assets	$7,702	$12,112	$19,060	$19,007	$29,643

Accruing loans past due 90 days or more	$-	$-	$-	$33	$-
Performing restructured loans	9,687	9,774	10,381	13,822	18,502
Allowance for loan losses	5,872	6,520	7,663	9,944	11,793
Nonperforming loans to period end loans held for investment	0.67%	1.37%	3.77%	2.83%	4.71%
Allowance for loan losses to nonperforming loans	188.81%	100.96%	45.80%	76.10%	51.46%
Nonperforming assets to total assets	1.10%	1.78%	2.88%	2.75%	4.40%

Nonperforming assets decreased in 2015 from 2014 as loan quality improved due to an improving economy, due to our continued efforts to reduce nonperforming assets, and due to our efforts to minimize the origination of new nonperforming loans by an improved credit culture. Other real estate owned decreased at December 31, 2015 from December 31, 2014 due to sales, impairment charges, and a reduction in new repossessions. As shown in Note 3 to the consolidated financial statements, our classified loans decreased $7.6 million during 2015 to $5.9 million at December 31, 2015 and our impaired loans decreased by $4.2 million to $14.4 million at December 31, 2015. During 2015, we decreased our restructured loans to borrowers experiencing financial difficulty as total troubled debt restructurings declined to $10.6 million at December 31, 2015 from $14.0 million at December 31, 2014. Performing restructured loans decreased to $9.7 million at December 31, 2015 from $9.8 million at December 31, 2014. The following table gives expanded disclosure of our loans outstanding and impaired loans by loan type along with specific loan loss allowances at December 31, 2015 and December 31, 2014, and net loan charge-offs in 2015 and 2014.

	At December 31, 2015
			Impaired Loans		Year to Date
	Loans Outstanding			Specific Loan	Net Loan
	Balances	Percent	Balances	Loss Allowances	Charge-offs
	($ in thousands)
Real Estate Loans:
Construction & development	$62,289	13.37%	$175	$12	$-
Commercial real estate	213,987	45.94%	9,044	480	1,289
Home equity lines	78,952	16.95%	390	51	(7)
Residential real estate	52,363	11.24%	4,423	272	24
Total real estate	407,591	87.50%	14,032	815	1,306
Commercial & industrial	55,641	11.95%	362	18	431
Consumer & other	2,572	0.55%	-	-	(4)
Total loans held for investment	$465,804	100.00%	$14,394	$833	$1,733

	At December 31, 2014
			Impaired Loans		Year to Date
	Loans Outstanding			Specific Loan	Net Loan
	Balances	Percent	Balances	Loss Allowances	Charge-offs
	($ in thousands)
Real Estate Loans:
Construction & development	$75,869	16.07%	$1,056	$-	$(10)
Commercial real estate	215,280	45.59%	10,848	357	702
Home equity lines	71,006	15.04%	614	127	241
Residential real estate	51,902	10.99%	5,520	216	28
Total real estate	414,057	87.69%	18,038	700	961
Commercial & industrial	54,359	11.51%	522	22	1,531
Consumer & other	3,773	0.80%	-	-	87
Total loans held for investment	$472,189	100.00%	$18,560	$722	$2,579

Deposits. The maturity distribution of time deposits of $100,000 or more at December 31, 2015, 2014 and 2013 is presented below. Such deposits may be more volatile and interest rate sensitive than other deposits. In 2015 and 2014, we focused on increasing lower cost demand accounts and lowered the pricing on time deposits to improve our net interest income which resulted in a decline in time deposits.

	Certificates of Deposit in Amounts of $100,000 or More
	At December 31,
	2015	2014	2013
	(in thousands)
Remaining maturity:
Three months or less	$15,680	$11,628	$7,103
Over three through six months	11,153	49,526	19,151
Over six through twelve months	25,208	22,418	24,703
Over twelve months	30,691	5,290	51,340
	$82,732	$88,862	$102,297

Interest rate sensitivity. Interest rate sensitivity management is concerned with the timing and magnitude of repricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Our simulation analysis indicates, in the absence of growth or changes in interest rates or changes in the mix of assets and liabilities, our net interest income will decline approximately 3.1% in 2016 from 2015; however, our simulation analysis also indicates that net interest income will increase from the aforementioned 2016 simulation if short-term interest rates rise or fall. Our simulation analysis indicates that our net interest income will increase 1.7%, 4.4%, 7.4% and 9.9% in one year above the aforementioned 2016 simulation, if interest rates immediately rise 1%, 2%, 3%, and 4%, respectively. The increase in net interest income in one year above the no change 2016 simulation is 0.4%, 1.2%, 2.3% and 3.4% if interest rates rise gradually 1%, 2%, 3%, and 4%, respectively. Our strategic plan projects growth in loans held for investment and in non-interest bearing deposits in order to grow net interest income in 2016 and beyond.

There are a number of assumptions listed below that impact our simulation modeling. These assumptions may change due to external or internal forces:

·	Our Carolina Bank prime interest rate is 4.50% compared to the Wall Street Journal Prime interest rate which is 3.50%. We expect the Carolina Bank prime interest rate to rise less than the Wall Street Journal Prime interest rate until the two reached parity at 5.25%. Approximately 19.8% of our loans held for investment, or $92.4 million at December 31, 2015, adjust with the Carolina Bank prime interest rate.
·	Floors have been obtained on a number of our variable rate loans which improves our loan yields in a low interest rate environment.
·	Most of our home equity lines of credit are variable rate and adjust with the Wall Street Journal Prime rate. These borrowers may choose to switch to fixed rate loans when short term interest rates rise.
·	Our money market and premium savings account rates, which together compose approximately 48% of our deposits, only rise 1.30% with the first 2% increase in the Federal funds rate, then rise 1.50% with the next 2% increase in the Federal funds rate, and increase 0.85% for each remaining 1% increase in the Federal funds rate beyond the first 4% increase.
·	Early pre-payment of loans, both variable and fixed, have been substantial in 2015. Although historical data is used to simulate future pre-payments, simulation modeling noted above assumes replacement of like new loans with those paid off which may not occur.

Although net interest income is projected to increase as rates rise, net income is projected to fall when interest rate rise due to the negative impact that higher rates have on mortgage loan originations and related mortgage banking income. The provision for loan losses is also projected to increase as interest rates rise due to added stress on borrowers from higher loan payments.

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

	Repricing Schedule as of December 31, 2015
			More than
	0-90	91-365	1 Year to	Over
	Days	Days	3 Years	3 Years	Total
	($ in thousands)
Interest-earning assets
Interest-bearing deposits	$69,233	$-	$-	$-	$69,233
Bank term deposits	747	14,114	1,743	-	16,604
Investment securities	15,597	130	3,706	42,826	62,259
Loans held for sale	39,583	-	-	-	39,583
Loans	76,875	54,968	86,345	244,506	462,694
Total	202,035	69,212	91,794	287,332	650,373

Interest-bearing liabilities
Savings, NOW and money market	349,815	-	-	-	349,815
Time Deposits	23,708	54,259	44,090	10,246	132,303
Federal Home Loan Bank advances	27	81	227	2,346	2,681
Securities sold under agreements to repurchase	47	-	-	-	47
Subordinated debentures	19,610	-	-	-	19,610
Total	393,207	54,340	44,317	12,592	504,456

Interest sensitive gap	$(191,172)	$14,872	$47,477	$274,740	$145,917

Cumulative gap	$(191,172)	$(176,300)	$(128,823)	$145,917	$145,917

Ratio of interest-sensitive assets to interest-sensitive liabilities	51.38%	127.37%	207.13%	2281.86%	128.93%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	51.38%	60.61%	73.81%	128.93%	128.93%

Return on equity and assets. The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), cash dividend payout ratio (cash dividends declared divided by net income), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

	For the Years
	Ended December 31,
	2015	2014	2013

Return on Average Assets	0.84%	0.50%	0.60%
Return on Average Stockholders' Equity	9.73%	6.57%	7.58%
Dividend Payout Ratio	-	-	-
Average Stockholders' Equity as a Percentage of Average Assets	8.59%	7.66%	7.88%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Carolina Bank Holdings, Inc. and Subsidiary

Greensboro, NC

We have audited the accompanying consolidated balance sheets of Carolina Bank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Bank Holdings, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, PLLC

Charlotte, North Carolina
March 23, 2016

Elliott Davis Decosimo PLLC | www.elliottdavis.com

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2015 and 2014

	December 31,
	2015	2014
	(in thousands, except share data)
Assets
Cash and due from banks	$6,559	$7,942
Interest-bearing deposits with banks	69,233	38,232
Bank term deposits	16,604	14,106
Securities available-for-sale, at fair value	47,360	51,200
Securities held-to-maturity (fair values of $15,226 in 2015 and $15,945 in 2014)	14,954	15,644
Loans held for sale	39,583	39,780
Loans	465,804	472,189
Less allowance for loan losses	(5,872)	(6,520)
Net loans	459,932	465,669
Premises and equipment, net	19,007	18,311
Other real estate owned	4,592	5,610
Bank-owned life insurance	11,843	11,483
Other assets	11,131	11,286
Total assets	$700,798	$679,263

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$125,189	$106,163
NOW, money market and savings	349,815	344,919
Time	132,303	143,816
Total deposits	607,307	594,898

Advances from the Federal Home Loan Bank	2,681	2,785
Securities sold under agreements to repurchase	47	176
Subordinated debentures	19,610	19,610
Other liabilities and accrued expenses	10,014	9,139
Total liabilities	639,659	626,608

Commitments and contingencies - Note 11

Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none in 2015 and 10,994 shares in 2014	-	10,994
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 5,021,330 in 2015 and 3,434,680 in 2014	5,021	3,435
Additional paid-in capital	29,234	16,339
Retained earnings	26,174	20,748
Stock in directors' rabbi trust	(1,831)	(1,465)
Directors' deferred fees obligation	1,831	1,465
Accumulated other comprehensive income	710	1,139
Total stockholders’ equity	61,139	52,655
Total liabilities and stockholders’ equity	$700,798	$679,263

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended December 31, 2015 and 2014

	2015	2014
	(in thousands, except per share data)
Interest income
Loans	$24,314	$24,168
Investment securities, taxable	1,310	1,547
Investment securities, non taxable	479	532
Interest from deposits in banks	267	201
Total interest income	26,370	26,448

Interest expense
NOW, money market and savings	953	957
Time deposits	1,142	1,593
Other borrowed funds	630	641
Total interest expense	2,725	3,191

Net interest income	23,645	23,257
Provision for loan losses	1,085	1,436
Net interest income after provision for loan losses	22,560	21,821
Non-interest income
Service charges	1,232	1,269
Mortgage banking income	12,054	7,771
Gain on sale of investment securities	27	274
Other	330	99
Total non-interest income	13,643	9,413

Non-interest expense
Salaries and benefits	17,784	16,951
Occupancy and equipment	3,105	3,070
Foreclosed property expense	317	270
Professional fees	2,138	1,781
Outside data processing	1,079	1,090
FDIC insurance	498	534
Advertising and promotion	932	938
Stationery, printing and supplies	582	560
Other	1,499	1,810
Total non-interest expense	27,934	27,004

Income before income taxes	8,269	4,230
Income tax expense	2,502	884
Net income	5,767	3,346
Dividends and accretion on preferred stock	341	933
Net income available to common stockholders	$5,426	$2,413
Net income per common share
Basic	$1.24	$0.70
Diluted	$1.17	$0.70

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2015 and 2014

	2015	2014
	(in thousands)

Net income	$5,767	$3,346

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	(623)	1,062
Tax effect	212	(361)
Reclassification of gains recognized in net income	(27)	(274)
Tax effect	9	93
	(429)	520

Comprehensive income	$5,338	$3,866

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2015 and 2014

						Stock in	Directors'	Accumulated
		Convertible		Additional		Directors'	Deferred	Other
	Preferred	Preferred	Common	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2013	$10,994	$-	$3,429	$16,226	$18,336	$(1,347)	$1,347	$619	$49,604

Net income	-	-	-	-	3,346	-	-	-	3,346
Other comprehensive income, net of tax	-	-	-	-	-	-	-	520	520
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(118)	118	-	-
Stock options exercised	-	-	6	47	-	-	-	-	53
Stock options expensed	-	-	-	22	-	-	-	-	22
Tax benefit from distribution of non-qualified stock	-	-	-	44	-	-	-	-	44
Preferred stock dividends declared	-	-	-	-	(934)	-	-	-	(934)

Balance, December 31, 2014	$10,994	$-	$3,435	$16,339	$20,748	$(1,465)	$1,465	$1,139	$52,655

Net income	-	-	-	-	5,767	-	-	-	5,767
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(429)	(429)
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(366)	366	-	-
Stock options exercised	-		37	349	-	-	-	-	386
Tax benefit from distribution of non-qualified stock	-		-	26	-	-	-	-	26
Convertible preferred stock issued	-	14,069	-	-	-	-	-	-	14,069
Convertible preferred stock converted to common stock	-	(14,069)	1,549	12,520	-	-	-	-	-
Preferred stock retired	(10,994)	-	-	-	-	-	-	-	(10,994)
Preferred stock dividends declared	-		-	-	(341)	-	-	-	(341)

Balance, December 31, 2015	$-	$-	$5,021	$29,234	$26,174	$(1,831)	$1,831	$710	$61,139

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$5,767	$3,346
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	1,085	1,436
Depreciation	828	874
Increase in cash surrender value of bank-owned life insurance	(360)	(354)
Stock-based compensation expense	-	66
Deferred income taxes (benefit)	330	(281)
Amortization, net of accretion	119	138
Capitalized interest on fixed asset construction	(40)	(20)
Increase in fair value of loans held for sale	(230)	(230)
Gain on sale of other real estate owned	(265)	(217)
Gain on sale of investments	(27)	(274)
Gain on sale of loans held for sale	(11,631)	(7,692)
Impairment of other real estate owned	510	156
Proceeds from sale of loans held for sale	683,907	570,830
Originations of loans held for sale	(671,849)	(574,306)
Increase in interest rate lock commitments	(393)	-
Loss on sale of premises and equipment	18	178
Decrease in other assets	467	1,169
Increase in other liabilities and accrued expenses	971	1,506
Net cash provided by (used for) operating activities	9,207	(3,675)

Cash flows from investing activities
Increase in bank term deposits	(2,498)	(2,988)
Purchases of investment securities available-for-sale	(2,610)	(5,171)
Purchases of investment securities held-to-maturity	(500)	(2,015)
Maturities and calls of securities available-for-sale	2,484	4,789
Maturities and calls of securities held-to-maturity	372	379
Repayments from mortgage-backed securities available-for-sale	2,058	2,883
Repayments from mortgage-backed securities held-to-maturity	689	682
Net (increase) decrease in loans	4,059	(37,079)
Proceeds from sales of investment securities	1,295	9,359
Improvements to other real estate owned	(136)	(872)
Purchases of premises and equipment	(1,502)	(1,395)
Proceeds from sales of other real estate owned and premises and equipment	1,502	4,363
Net cash provided by (used for) investing activities	5,213	(27,065)

Cash flows from financing activities
Net increase in deposits	12,409	15,801
Net proceeds from issuance of preferred stock converted to common stock	14,069	-
Repurchase of preferred stock	(10,994)	-
Net decrease in Federal Home Loan Bank Advances	(104)	(100)
Decrease in securities sold under agreements to repurchase	(129)	(2,856)
Proceeds from exercise of stock options	412	53
Dividends paid on preferred stock	(465)	(880)
Net cash provided by financing activities	15,198	12,018

Net increase (decrease) in cash and cash equivalents	29,618	(18,722)
Cash and cash equivalents at beginning of period	46,174	64,896
Cash and cash equivalents at end of period	$75,792	$46,174

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,797	$3,199
Cash paid (received) during the period for income taxes	$1,852	$(182)
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$593	$6,398
Change in unrealized gains on securities available-for-sale, net of tax	$(429)	$520

See accompanying notes to consolidated financial statements.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth counties of North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has three locations in Greensboro, two offices in Winston-Salem and an office in Asheboro, Burlington and High Point. The Bank opened its second office in Winston-Salem in August 2015 which had been under construction during 2014 and 2015. One of the Greensboro branches closed on July 31, 2015 due to an expiring lease in December of 2015. All banking offices are in the Piedmont Triad region of North Carolina. A wholesale mortgage division is located at the Greensboro corporate headquarters, and mortgage loan production offices are located in Burlington, Chapel Hill, and Sanford.

The following is a description of the significant accounting and reporting policies that the Holding Company and Bank (collectively the “Company”) follow in preparing and presenting their consolidated financial statements.

(a)	Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, the Bank, which includes the wholesale mortgage division. The Bank also owns two limited liability companies for the purpose of holding foreclosed real estate, the assets and operations of which are consolidated into the Bank and included herein. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company’s financial statements are presented in accordance with Accounting Standards Codification (“ASC”) Topic 105, “The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles”, which codifies generally accepted accounting principles (“GAAP”) in the United States.

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

December 31, 2015 and 2014

Note 1 - Summary of significant accounting policies (continued)

(c)	Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified at acquisition into one of three categories and accounted for as follows:

·	securities held-to-maturity - reported at amortized cost;
·	trading securities - reported at fair value with unrealized gains and losses included in earnings, or;
·	securities available-for-sale - reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect).

The Company does not engage in any securities trading activities. Gains and losses on sales of securities are recognized on a specific identification basis. Purchases and sales of investments are recorded on a trade-date basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method. An investment in the Federal Home Loan Bank of $739,000 and $723,000 at December 31, 2015 and 2014, respectively, is included in other assets and represents restricted stock which is carried at cost and is required for advances or borrowings. An investment in Pacific Coast Bankers’ Bancshares of $102,000 at December 31, 2015 and 2014 is included in other assets and carried at cost.

(d)	Loans held for sale and hedging activities

Loans held for sale represent residential real estate loans originated by the mortgage division, which was formed in 2007. Generally, optional commitments to sell these loans are made shortly after origination commitments are entered into with borrowers. The Company opted to account for loans held for sale at fair value which is measured based on what secondary markets are currently offering for portfolios with similar characteristics. The Company also sells mortgage-backed securities on a forward basis to hedge some of its origination commitments to borrowers (“interest rate lock commitments”). Forward sale mortgage-backed securities and the value of interest rate lock commitments are also accounted for at fair value. Assumptions related to the closing ratio of mortgage loan commitments and the projected profit from loan sales are used to estimate the fair value of interest rate lock commitments. These estimates of fair value vary based on the level of interest rates and demand for residential mortgage loans.

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

December 31, 2015 and 2014

Note 1 - Summary of significant accounting policies (continued)

The Company uses the allowance method in providing for loan losses. The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risks of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquencies, loss trends, and other factors. Management believes that the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used. The Company changed its allowance methodology during 2015 to more accurately reflect the estimated loss ratios inherent in the loan portfolio by increasing the look-back period for computing historical losses to the most recent five years from the most recent four years, adjusted for certain subjective factors. The change to five years in 2015 from four years produced a higher allowance and higher provision of approximately $571,000. A similar change from three years in 2013 to four years in 2014 produced a higher allowance and provision in 2014 by approximately $825,000. Net loan charge-offs, which are loan charge-offs less recoveries, are the basis for computing loan loss trends, and the Company generally records charge-offs on non-performing real estate loans when new appraisals are obtained rather than waiting until collection efforts have been exhausted. Net loan charge-offs for 2015 and 2014 were $1,733,000 and $2,579,000, respectively.

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

December 31, 2015 and 2014

Note 1 - Summary of significant accounting policies (continued)

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

December 31, 2015 and 2014

Note 1 - Summary of significant accounting policies (continued)

(k)	Stock options

The Company’s shareholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors and two incentive stock option plans for management and employees. The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock have been reserved for issuance under the terms of the Omnibus Plan; of which, 10,000 incentive stock options have been issued.

The Company accounts for stock option grants in accordance with the standard, Accounting for Stock-Based Compensation. The fair value of an option granted in 2014 to an executive was $22,000 which was expensed in 2014. There were no stock options granted in 2015. As of December 31, 2015, there was no unrecognized compensation cost related to non-vested share-based compensation.

The fair value of the option granted in 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 0.90%, and weighted average expected life of three years. The weighted average fair value per share of the option granted for the year ended December 31, 2014 was $2.15.

The following is a summary of stock options outstanding, adjusted for the stock splits that have occurred in prior years:

	Employee Stock Options
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	($000s)
Balance at January 1, 2014	113,004	$10.25	$-
Issued	10,000	9.86
Exercised	(5,904)	9.00
Forfeited	(41,880)	9.41
Balance at December 31, 2014	75,220	10.77	-
Issued	-	-
Exercised	(36,650)	10.38
Forfeited	(2,000)	10.72
Balance at December 31, 2015	36,570	$11.16	$266

Exercisable at December 31, 2015	36,570	$11.16	$266

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 - Summary of significant accounting policies (continued)

At December 31, 2015, stock options granted to employees were exercisable at a weighted average exercise price of $11.16 per share. The range of exercise prices at December 31, 2015 for stock option plans was $9.86 - $11.65 per share. The weighted average remaining contractual term for outstanding stock options was 29 months.

The aggregate intrinsic value of all stock options and of all exercisable options at December 31, 2015 was $266,000.

(l)	Reclassification

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation.

(m)	Advertising

Advertising costs are expensed as incurred.

(n)	Operating segments

ASC 280, “Segment Reporting”, provides guidance on the reporting and disclosure of information about operating segments. The Company is considered to have three principal business segments in 2015 and 2014, the Commercial/Retail bank, the Mortgage Banking Division, and the Holding Company. The Mortgage Banking Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. The Mortgage Banking Division added a retail mortgage loan production office in July 2010 and another five retail mortgage loan production offices between 2012 and 2015, of which three have closed. Retail mortgage loan officers are also located in four of eight full service bank offices. Financial performance for 2015 and 2014 and selected balance sheet information at December 31, 2015 and 2014 for each segment is shown in Note 16.

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

December 31, 2015 and 2014

Note 1 - Summary of significant accounting policies (continued)

(p)	Impact of recently adopted accounting standards

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force), to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if those conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). An entity that has used the effective yield method to account for its investments in qualified affordable housing before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments were effective for the Company on a retrospective basis for interim and annual reporting periods beginning in 2015. The Company has a $3 million qualified affordable housing investment of which $1.3 million has been amortized through non-interest income using the effective yield method which approximates the proportional amortization method. These amendments did not have a material effect on the Company’s consolidated financial statements.

In May 2014 and August 2015, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (ASC) 810, Consolidation, and significantly changes the consolidation analysis required under U.S. GAAP. The amendments include the following:

·	Limited partnerships will be considered variable interest entities (“VIEs”), unless the limited partners have either substantive kick-out or participating rights.
·	The amendments change the effect that fees paid to a decision maker or service provider have on the consolidation analysis. Specifically, it is less likely that the fees themselves will be considered a variable interest, that an entity will be a VIE, or that consolidation will result.
·	The amendments significantly modify how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion.
·	For entities other than limited partnerships, the amendments clarify how to determine whether the equity holders (as a group) have power over the entity (this will most likely result in a change to current practice). The clarification could affect whether the entity is a VIE.
·	The deferral of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, for investments in certain investment funds has been eliminated.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 - Summary of significant accounting policies (continued)

The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and are not expected to have a material effect on the Company’s consolidated financial statements.

The FASB published ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, in April, 2015. Debt issuance costs are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of such costs. The amortization of debt issuance costs continues to be calculated using the effective interest method and is reported as interest expense. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. These amendments are not expected to have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by:

·	Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income
·	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes
·	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements
·	Allowing equity investments that do not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer
·	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities
·	Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and
·	Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 - Summary of significant accounting policies (continued)

·	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements.
·	Clarifying that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets.

The new guidance is effective for the Company’s 2018 interim and annual statements. These amendments are not expected to have a material effect on the Company’s consolidated financial statements.

In December 2012, the FASB issued its proposed Accounting Standards Update which set forth a current expected credit loss (“CECL”) model. This model will replace the multiple impairment models that currently exist for debt instruments in U.S. GAAP. The CECL model uses a single expected credit loss measurement objective for the allowance for credit loss. Under this model, the allowance for lifetime expected credit losses, when combined with the reported balance of the debt instrument, would reflect management’s estimate of the cash flows it expects to collect, based on its assessment of credit risk as of the reporting date. The FASB has completed its major decisions in this area, and expects to issue a final standard during the second quarter of 2016. As an SEC filer, the Company will be required to apply the guidance for 2019 interim and annual financial statements.

Due to the magnitude of this change, these amendments are expected to have a material effect on the Company’s consolidated financial statements.

The FASB is expected to complete and release revised standards for lease costs in 2016. The new standard will likely result in the capitalization of several of the Company’s leases, resulting in the addition of fixed assets and long-term liabilities onto the balance sheet. When finalized, this standard is not expected to have a material effect on net income. The closely-watched project, which has provoked much debate, is expected to become effective in 2019 for public companies.

Several other accounting standards have been issued or proposed by the FASB or other standards-setting bodies during the periods presented or will be effective subsequent to December 31, 2015.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 - Securities

A summary of the amortized cost and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2015

Available-for-sale
Municipal securities	$17,095	$569	$8	$17,656
FNMA, FHLMC, and GNMA mortgage-backed securities	16,589	390	1	16,978
Corporate securities	8,903	58	22	8,939
Asset-backed securities	3,654	78	-	3,732
Unrestricted stock	43	12	-	55
	$46,284	$1,107	$31	$47,360

Held-to-maturity
Municipal securities	$7,360	$204	$-	$7,564
FNMA mortgage-backed securities	5,251	17	15	5,253
Corporate securities	500	-	-	500
Asset-backed securities	1,843	66	-	1,909
	$14,954	$287	$15	$15,226

December 31, 2014

Available-for-sale
Municipal securities	$19,093	$831	$28	$19,896
FNMA, FHLMC, and GNMA mortgage-backed securities	18,670	682	-	19,352
Corporate securities	9,822	149	7	9,964
Asset-backed securities	1,847	83	-	1,930
Unrestricted stock	42	16	-	58
	$49,474	$1,761	$35	$51,200

Held-to-maturity
Municipal securities	$7,722	$198	$22	$7,898
FNMA mortgage-backed securities	5,945	38	-	5,983
Asset-backed securities	1,977	87	-	2,064
	$15,644	$323	$22	$15,945

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 - Securities (continued)

The scheduled maturities of debt securities available-for-sale and held-to-maturity at December 31, 2015 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$4,952	$4,991	$-	$-	$4,952	$4,991
Due from one to five years	3,509	3,586	4,417	4,557	7,926	8,143
Due from five to ten years	9,789	10,095	4,837	4,922	14,626	15,017
Over ten years	7,748	7,923	10,989	11,231	18,737	19,154
	$25,998	$26,595	$20,243	$20,710	$46,241	$47,305
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	2,921	2,977	-	-	2,921	2,977
Over ten years	4,940	5,087	7,093	7,162	12,033	12,249
	$7,861	$8,064	$7,093	$7,162	$14,954	$15,226

Municipal securities, mortgage-backed securities, corporate securities, and asset-backed securities were sold during 2015 and 2014 for gains totaling $27,000 and $274,000, respectively.

At December 31, 2015, securities with a carrying value of approximately $16,220,000 were pledged to secure retail repurchase agreements and certain deposits.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At December 31, 2015, four municipal securities, two mortgage-backed securities, and two corporate debt securities with a total fair value of $11,056,000 had total unrealized losses of $46,000. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 - Securities (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014, by category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
December 31, 2015:
Municipal securities	3	$3,440	$2	1	$244	$6	4	$3,684	$8
FNMA and FHLMC mortgage-backed securities	2	5,414	16	-	-	-	2	5,414	16
Corporate securities	1	985	15	1	973	7	2	1,958	22
Total	6	$9,839	$33	2	$1,217	$13	8	$11,056	$46

December 31, 2014:
Municipal securities	1	$1,469	$22	5	$4,977	$28	6	$6,446	$50
Corporate securities	-	-	-	1	972	7	1	972	7
Total	1	$1,469	$22	6	$5,949	$35	7	$7,418	$57

Note 3 - Loans and allowance for loan losses

The following is a description of loan categories and related risk factors:

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

December 31, 2015 and 2014

Note 3 - Loans and allowance for loan losses (continued)

Home equity lines – Home equity lines of credit are revolving, open-end loans secured by 1-4 family residential properties, generally junior liens at a loan to value ratio of less than 90%. These loans are generally for a term of 15 years, require interest payments monthly, and have floating interest rates tied to the prime rate although fixed rates are also offered. Home equity lines can be sensitive to key economic measures that impact consumers such as unemployment, home prices, and the prime interest rate.

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

Loans at December 31, 2015 and 2014 were as follows:

	2015	2014
	( in thousands)
Real Estate Loans:
Construction & development	$62,289	$75,869
Commercial real estate	213,859	215,025
Home equity lines	78,952	71,006
Residential real estate	52,363	51,902
Total real estate loans	407,463	413,802
Commercial & industrial	55,641	54,359
Consumer & other	2,572	3,773
Total loans	465,676	471,934
Less:
Net deferred loan fees (costs)	(128)	(255)
Allowance for loan losses	5,872	6,520
	$459,932	$465,669

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 3 - Loans and allowance for loan losses (continued)

The activity in the allowance for loan losses for 2015 and 2014 is summarized as follows:

	Construction &	Commercial	Home equity	Residential	Commercial	Consumer
	development	real estate	lines	real estate	& industrial	& other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2015
Beginning of year balance	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Provision for loan losses	(490)	1,691	(332)	48	327	(12)	(147)	1,085
Charge-offs	-	(2,990)	(104)	(130)	(914)	(7)	-	(4,145)
Recoveries	-	1,701	111	106	483	11	-	2,412
Balance at December 31	$1,005	$2,546	$441	$507	$1,309	$20	$44	$5,872
2014
Beginning of year balance	$1,459	$2,564	$580	$472	$2,562	$17	$9	$7,663
Provision for loan losses	26	282	427	39	382	98	182	1,436
Charge-offs	(22)	(1,050)	(244)	(147)	(1,913)	(109)	-	(3,485)
Recoveries	32	348	3	119	382	22	-	906
Balance at December 31	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520

Balances at December 31, 2015
Allowance for loan losses:
Balance at December 31	$1,005	$2,546	$441	$507	$1,309	$20	$44	$5,872
Ending balance individually evaluated for impairment	$12	$480	$51	$272	$18	$-	$-	$833
Ending balance collectively evaluated for impairment	$993	$2,066	$390	$235	$1,291	$20	$44	$5,039
Loans Outstanding:
Balance at December 31	$62,289	$213,987	$78,952	$52,363	$55,641	$2,572	$-	$465,804
Ending balance individually evaluated for impairment	$175	$9,044	$390	$4,423	$362	$-	$-	$14,394
Ending balance collectively evaluated for impairment	$62,114	$204,943	$78,562	$47,940	$55,279	$2,572	$-	$451,410

Balances at December 31, 2014
Allowance for loan losses:
Balance at December 31	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Ending balance individually evaluated for impairment	$-	$357	$127	$216	$22	$-	$-	$722
Ending balance collectively evaluated for impairment	$1,495	$1,787	$639	$267	$1,391	$28	$191	$5,798
Loans Outstanding:
Balance at December 31	$75,869	$215,280	$71,006	$51,902	$54,359	$3,773	$-	$472,189
Ending balance individually evaluated for impairment	$1,056	$10,848	$614	$5,520	$522	$-	$-	$18,560
Ending balance collectively evaluated for impairment	$74,813	$204,432	$70,392	$46,382	$53,837	$3,773	$-	$453,629

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 3 - Loans and allowance for loan losses (continued)

A loan is past due when the borrower has not made a payment by the contractual due date. The following table presents the carrying value of loans that are past due thirty days or more. Loans which are ninety days or more past due are generally on non-accrual status, at which time all accrued interest is removed from interest income, as shown in the following table:

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At December 31, 2015
Real Estate Loans:
Construction & development	$22	$-	$175	$197	$62,092	$62,289	$-
Commercial real estate	-	-	1,735	1,735	212,252	213,987	-
Home equity lines	125	-	265	390	78,562	78,952	-
Residential real estate	528	180	935	1,643	50,720	52,363	-
Total real estate	675	180	3,110	3,965	403,626	407,591	-
Commercial & industrial	-	-	-	-	55,641	55,641	-
Consumer & other	-	-	-	-	2,572	2,572	-
Total loans	$675	$180	$3,110	$3,965	$461,839	$465,804	$-

At December 31, 2014
Real Estate Loans:
Construction & development	$-	$-	$990	$990	$74,879	$75,869	$-
Commercial real estate	-	-	3,107	3,107	212,173	215,280	-
Home equity lines	-	-	355	355	70,651	71,006	-
Residential real estate	622	38	1,923	2,583	49,319	51,902	-
Total real estate	622	38	6,375	7,035	407,022	414,057	-
Commercial & industrial	-	70	83	153	54,206	54,359	-
Consumer & other	25	-	-	25	3,748	3,773	-
Total loans	$647	$108	$6,458	$7,213	$464,976	$472,189	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At December 31, 2015 and 2014, the total recorded investment in impaired loans amounted to approximately $14,394,000 and $18,560,000, respectively. Of these impaired loans, $3,110,000 and $6,458,000 were on non-accrual at December 31, 2015 and 2014, respectively.

Five impaired loans with an aggregate principal balance of $470,000 and aggregate carrying balance of $404,000 were in the process of foreclosure at December 31, 2015.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 3 - Loans and allowance for loan losses (continued)

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At End of Year			For Year Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
December 31, 2015
With no related allowance recorded
Real Estate Loans:
Construction & development	$-	$-	$-	$-	$-
Commercial real estate	2,819	3,380	-	7,484	193
Home equity lines	193	360	-	362	16
Residential real estate	2,565	2,689	-	2,754	149
Total real estate	5,577	6,429	-	10,600	358
Commercial & industrial	-	-	-	-	-
Consumer & other	-	-	-	-	-
Total loans	5,577	6,429	-	10,600	358
With an allowance recorded
Real Estate Loans:
Construction & development	175	175	12	97	1
Commercial real estate	6,225	6,453	480	6,569	358
Home equity lines	197	265	51	265	11
Residential real estate	1,858	1,955	272	2,057	100
Total real estate	8,455	8,848	815	8,988	470
Commercial & industrial	362	362	18	383	20
Consumer & other	-	-	-	-	-
Total loans	8,817	9,210	833	9,371	490
Total impaired loans	$14,394	$15,639	$833	$19,971	$848
December 31, 2014
With no related allowance recorded
Real Estate Loans:
Construction & development	$1,056	$1,056	$-	$875	$6
Commercial real estate	5,300	7,980	-	8,133	386
Home equity lines	320	527	-	528	20
Residential real estate	3,685	3,914	-	3,964	145
Total real estate	10,361	13,477	-	13,500	557
Commercial & industrial	116	1,110	-	1,640	1
Consumer & other	-	-	-	-	-
Total loans	10,477	14,587	-	15,140	558
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	5,548	5,943	357	6,026	288
Home equity lines	294	350	127	351	17
Residential real estate	1,835	1,911	216	1,998	217
Total real estate	7,677	8,204	700	8,375	522
Commercial & industrial	406	417	22	447	22
Consumer & other	-	-	-	-	-
Total loans	8,083	8,621	722	8,822	544
Total impaired loans	$18,560	$23,208	$722	$23,962	$1,102

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 3 - Loans and allowance for loan losses (continued)

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

·	Pass - Acceptable loans.
·	Special Mention - Loans with potential identified weaknesses in administration or servicing.
·	Classified - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

At December 31, 2015
	Pass	Special Mention	Classified	Total
	(in thousands)
Real Estate Loans:
Construction & development	$62,110	$-	$179	$62,289
Commercial real estate	202,252	9,270	2,465	213,987
Home equity lines	78,014	128	810	78,952
Residential real estate	48,251	1,635	2,477	52,363
Total real estate	390,627	11,033	5,931	407,591
Commercial & industrial	54,691	950	-	55,641
Consumer & other	2,572	-	-	2,572
Total loans	$447,890	$11,983	$5,931	$465,804

At December 31, 2014
	Pass	Special Mention	Classified	Total
	(in thousands)
Real Estate Loans:
Construction & development	$74,813	$66	$990	$75,869
Commercial real estate	194,767	12,965	7,548	215,280
Home equity lines	69,937	40	1,029	71,006
Residential real estate	45,310	2,723	3,869	51,902
Total real estate	384,827	15,794	13,436	414,057
Commercial & industrial	53,449	817	93	54,359
Consumer & other	3,773	-	-	3,773
Total loans	$442,049	$16,611	$13,529	$472,189

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 3 - Loans and allowance for loan losses (continued)

The following is a summary of non-accrual loans at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
	(in thousands)
Real Estate Loans:
Construction & development	$175	$990
Commercial real estate	1,735	3,107
Home equity lines	265	355
Residential real estate	935	1,923
Total real estate	3,110	6,375
Commercial & industrial	-	83
Consumer & other	-	-
Total loans	$3,110	$6,458

During 2015 and 2014, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with GAAP to determine whether they should be reported as troubled debt restructurings.

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

·	Rate Modification - A modification in which the interest rate is changed.

·	Term Modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.

·	Interest Only Modification - A modification in which the loan is converted to interest only payments for a period of time.

·	Payment Modification - A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

·	Combination Modification - Any other type of modification, including the use of multiple categories above.

Available commitments for troubled debt restructurings outstanding as of December 31, 2015 totaled $243,000.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 3 - Loans and allowance for loan losses (continued)

The following tables present troubled debt restructurings as of December 31, 2015 and 2014:

	Troubled Debt Restructurings
	December 31, 2015
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	1	$175	1	$175
Commercial real estate	12	7,073	1	338	13	7,411
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,252	2	388	13	2,640
Total real estate	23	9,325	4	901	27	10,226
Commercial & industrial	1	362	0	-	1	362
Consumer & other	0	-	0	-	0	-
Total loans	24	$9,687	4	$901	28	$10,588

	December 31, 2014
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	1	$66	4	$990	5	$1,056
Commercial real estate	12	7,360	4	2,339	16	9,699
Home equity lines	0	-	0	-	0	-
Residential real estate	10	1,943	5	920	15	2,863
Total real estate	23	9,369	13	4,249	36	13,618
Commercial & industrial	2	405	1	5	3	410
Consumer & other	0	-	0	-	0	-
Total loans	25	$9,774	14	$4,254	39	$14,028

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

December 31, 2015 and 2014

Note 3 - Loans and allowance for loan losses (continued)

greater than or equal to the rate charged for a new extension of credit with comparable risk and if the loan is performing and there is no available information to indicate that performance will not continue.

The following tables present newly restructured loans that occurred during 2015 and 2014:

	New Troubled Debt Restructurings
	Year Ended December 31, 2015
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$-	1	$-
Residential real estate	0	-	0	-	0	-	0	-	0	-
Total real estate	0	-	0	-	0	-	1	-	1	-
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	1	$-	1	$-

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$175	1	$175
Residential real estate	0	-	0	-	0	-	0	-	0	-
Total real estate	0	-	0	-	0	-	1	-	1	175
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	1	$-	1	$175

	Year Ended December 31, 2014
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	3	$-	0	$-	3	$-
Residential real estate	0	-	1	410	1	234	0	-	2	644
Total real estate	0	-	1	410	4	234	0	-	5	644
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	1	$410	4	$234	0	$-	5	$644

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	3	$565	0	$-	3	$565
Residential real estate	0	-	1	398	1	230	0	-	2	628
Total real estate	0	-	1	398	4	795	0	-	5	1,193
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	1	$398	4	$795	0	$-	5	$1,193

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 3 - Loans and allowance for loan losses (continued)

There were no troubled debt restructurings with a payment default occurring within 12 months of the restructure date, and the payment default occurring during December 31, 2015 and 2014.

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

The Company made loans in the ordinary course of business to certain directors and executive officers of the Company and to their affiliates and associates. The total amount of such loans outstanding was $4,084,000 and $8,732,000 at December 31, 2015 and 2014, respectively. During 2015, new loans were $982,000 and repayments were $5,630,000, exclusive of retired directors. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with borrowers not related to the lender.

Note 4 - Premises and equipment

Premises and equipment at December 31, 2015 and 2014 were as follows:

	2015	2014
	(in thousands)
Land	$4,600	$4,419
Building and improvements	7,983	6,307
Construction in progress	-	987
Leasehold improvements	7,452	7,878
Furniture and equipment	5,459	5,594
Land improvements	1,349	1,004
	26,843	26,189
Less accumulated depreciation	(7,836)	(7,878)

Premises and equipment, net	$19,007	$18,311

Capitalized interest added to fixed additions was $40,000 in 2015 and $20,000 in 2014.

Depreciation expense was $828,000 in 2015 and $874,000 in 2014.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 5 - Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $22,354,000 and $28,004,000 at December 31, 2015 and 2014, respectively.

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $7,607,000 and $1,430,000 at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of time deposits were as follows:

(in thousands)
2016	$77,931
2017	32,811
2018	11,316
2019	6,678
2020	3,567
Thereafter	-
$132,303

The Company periodically utilizes brokered deposits to lower its funding costs or to meet certain asset/liability objectives. Brokered deposits totaled $21,880,000 and $19,701,000 at December, 31, 2015 and 2014, respectively.

Overdrafts from demand deposit accounts of $11,000 and $28,000 were reclassified as loans at December 31, 2015 and 2014, respectively.

Note 6 - Advances from Federal Home Loan Bank of Atlanta

The Company had the following advances from the Federal Home Loan Bank outstanding at December 31, 2015 and 2014:

	2015	2014
	( in thousands)
Amortizing fixed rate advances at 1.00%	$744	$792
Amortizing fixed rate advance at 1.25%	1,166	1,198
Amortizing fixed rate advance at 0.50%	413	423
Amortizing fixed rate advance at 0.25%	282	291
Amortizing fixed rate advance at 0.00%	76	81
	$2,681	$2,785

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 6 - Advances from Federal Home Loan Bank of Atlanta (continued)

These advances are secured by the Company’s FHLB stock and a blanket floating lien on the Company’s one-to-four family residential and commercial real estate loan portfolios.

Outstanding loan balances of approximately $88.9 million were pledged to the Federal Home Loan Bank at December 31, 2015. The contractual maturities of these advances are as follows:

(in thousands)
2016	$108
2017	112
2018	115
2019	120
2020	124
Thereafter	2,102
$2,681

Credit availability for additional advances from the Federal Home Loan Bank was $56,425,000 at December 31, 2015. The Company had a discount borrowing line of $98,822,000 at December 31, 2015 from the Federal Reserve Bank of Richmond which is secured by land development, construction, commercial, and home equity loans. No borrowings have been conducted under the Federal Reserve line except for testing. The Federal Reserve line changes monthly as pledged loan amounts and collateral values fluctuate.

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

December 31, 2015 and 2014

Note 7 - Subordinated debentures (continued)

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

Note 8 - Income taxes

The Company does not have an accrual for uncertain tax positions as of December 31, 2015 and 2014, as deductions taken and benefits accrued are generally widely understood administrative practices and procedures. Any potential income tax adjustments would likely result in timing differences which would transfer a tax cost or benefit from one year to another year. The Company’s income taxes were examined for 2013, with no adjustments. With limited exceptions, income tax returns prior to 2012 are not subject to examination by the taxing authorities.

Deferred tax assets represent the future tax benefit of deductible differences, and if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. At December 31, 2015 and 2014, management believes realization of the deferred tax assets is more likely than not and accordingly has not recorded a valuation allowance.

The provision for income tax expense (benefit) consisted of the following for the years ended December 31:

	2015	2014
	(in thousands)
Current
Federal	$1,747	$957
State	425	208
	2,172	1,165
Deferred
Federal	238	(266)
State	92	(15)
	330	(281)
	$2,502	$884

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 8 - Income taxes (continued)

A reconciliation of reported income tax expense for the years ended December 31, 2015 and 2014 to the amount of tax expense computed by multiplying income before taxes by the statutory federal income tax rate of 34% follows:

	2015	2014
	(in thousands)
Tax provision at statutory rate	$2,811	$1,438
Increase (decrease) in income taxes resulting from
State income taxes net of federal benefit	271	165
Decrease in deferred state income tax assets from a decrease in future state tax rates	92	-
Increase in cash value of life insurance	(123)	(120)
Nontaxable municipal income reduced by nondeductible interest expense	(246)	(236)
Tax credits	(370)	(371)
Other	67	8
	$2,502	$884

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 8 - Income taxes (continued)

The primary components of deferred income taxes which are included in other assets are as follows:

	2015	2014
	(in thousands)
Deferred tax assets
Allowance for loan losses	$2,151	$2,432
Deferred compensation expense	2,786	2,516
Impaired assets	437	478
Provision for warranty claims	567	537
Accrued Expenses	18	78
Carryforward credits	58	163
Unrealized losses, net of gains, on forward sale mortgage-backed securities	11	-
Other	68	49
Gross deferred tax assets	6,096	6,253

Deferred tax liabilities
Depreciable basis of premises and equipment	789	669
Deferred loan costs	316	333
Prepaid assets	19	93
Interest rate lock commitments	144
Unrealized gain on securities	366	587
Gross deferred tax liabilities	1,634	1,682

Net deferred tax assets	$4,462	$4,571

Note 9 - Preferred stock

In December 2008, the shareholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock, Series A, to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock as part of the preferred stock transaction. Dividends at 5% per annum were paid for the first five years. The dividend rate increased to 9% per annum in February 2014.

The U.S. Treasury sold its holding of $16 million in preferred stock to private investors in February 2013, and the warrant to the U.S. Treasury was repurchased by the Company in April 2013. The Company retired 5,006 shares of its outstanding Series A preferred stock in 2013 and retired the remaining shares in May of 2015.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 9 - Preferred stock (continued)

On March 31, 2015, the Company issued 15,500 shares of Series B convertible preferred stock at $975 per share in a private placement offering and received approximately $14,069,000 in net proceeds after offering expenses of $1,044,000. The net proceeds from this private placement were used to retire the remaining Series A preferred stock in May of 2015 and to improve capital levels. All 15,500 shares of the Series B convertible preferred stock were converted into 1,550,000 shares of common stock on May 22, 2015 following shareholder approval. No dividends were ever declared or paid on the Series B convertible preferred stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1, and Common Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). At December 31, 2015, management believes that the Company and the Bank met all capital adequacy requirements.

As of December 31, 2015, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 10 - Regulatory matters (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are presented in the table that follows:

			Minimum Regulatory		Requirements to be
	Actual		Capital Ratios		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
December 31, 2015:
Total Capital
(To risk weighted assets)
Consolidated	$79,978	14.39%	$44,471	³8%	n/a	n/a%
Carolina Bank	76,791	13.81%	44,470	³8%	$55,587	³10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	70,386	12.66%	33,353	³6%	n/a	n/a%
Carolina Bank	67,199	12.09%	22,235	³6%	44,470	³8%
Common Equity Tier 1
(To risk weighted assets)
Carolina Bank	67,199	12.09%	22,235	³4.5%	36,132	³6.5%
Tier 1 Leverage
(To average assets)
Consolidated	70,386	10.16%	27,699	³4%	n/a	n/a%
Carolina Bank	67,199	9.71%	27,685	³4%	34,607	³5%

December 31, 2014:
Total Capital
(To risk weighted assets)
Consolidated	$73,616	13.68%	$43,065	³8%	n/a	n/a%
Carolina Bank	73,580	13.67%	43,055	³8%	$53,819	³10%
Tier 1 Capital
(To risk weighted assets)
Consolidated	61,516	11.43%	21,532	³4%	n/a	n/a%
Carolina Bank	61,480	11.42%	21,528	³4%	32,292	³6%
Tier 1 Leverage
(To average assets)
Consolidated	61,516	9.11%	27,006	³4%	n/a	n/a%
Carolina Bank	61,480	9.11%	26,990	³4%	33,737	³5%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 11 - Commitments and Contingencies

In the normal course of business, the Company is party to lawsuits, none of which management believes could have a material adverse effect on the consolidated financial statements.

Operating leases

The Company leases land for its main office, three loan production offices, and one branch facility under operating leases. One leased branch and a leased loan production office were closed in 2015 due to expiring leases. Total lease expense on the closed facilities was approximately $273,000. Total future minimum lease payments, excluding renewal options, at December 31, 2015, under continuing leases are as follows:

Future Mininum Lease Payments at December 31, 2015

(in thousands)
Due in one year	$350
Due in Years 2 and 3	661
Due in Years 4 and 5	586
Due after Year 5	2,499
$4,096

Total lease expense was approximately $739,000 in 2015 and $700,000 in 2014.

Loans

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 2015 and 2014, pre-approved but unused lines of credit for loans totaled approximately $190,789,000 and $174,665,000, respectively. In addition, the Company had $1,224,000 and $1,812,000 in performance standby letters of credit at December 31, 2015 and 2014, respectively. These commitments represent no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

Note 12 - Derivatives and financial instruments

A derivative is a financial instrument that derives its cash flows and value by reference to an underlying instrument, index or referenced interest rate. These instruments are designed to hedge exposures to interest rate risk or for speculative purposes. The Company increased its use of derivatives related to hedging interest rate lock commitments during 2015.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 12 - Derivatives and financial instruments (continued)

Accounting guidance requires an entity to recognize derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

The Company sells residential mortgage loans on a best efforts basis and a mandatory basis in order to minimize the impact of changing interest rates on the value of fixed loan commitments given to borrowers. Optional commitments to sell mortgage loans are consummated at approximately the same time that optional commitments are given to borrowers to originate the loans under best efforts sales. Mandatory loan sales are generally made after loans are closed; the related fixed rate loan commitments granted to borrowers when they lock in their loan rates are hedged by selling mortgage-backed securities on a forward basis. The forward sold mortgage-backed securities are later purchased to close the hedge once the mandatory sales are consummated. The Company resumed selling loans on a mandatory basis and re-instituted hedging mortgage loan rate lock commitments during 2015.

The table below provides the carrying values of derivative instruments of mortgage loan rate lock commitments and forward sale mortgage-backed securities at December 31, 2015:

	Carrying	Carrying	Gain (loss)	Notional
	Value of	Value of	Included	Amount of
Derivatives designated as	Assets	Liabilities	in Income	Derivative
hedging instruments:	(in thousands)

At December 31, 2015:
Mortgage loan rate lock commitments (hedged through best efforts sales commitments)	$355	$17	$338	$36,194

Mortgage loan rate lock commitments (hedged through mortgage-backed securities forward sales)	65	10	55	7,140

Forward sale mortgage-backed securities	-	284	(284)	32,000

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 12 - Derivatives and financial instruments (continued)

The table below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$39,583	$38,925	$658	$39,780	$39,353	$427

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the Consolidated Statements of Income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of income during the years ended December 31, 2015 and 2014, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Years Ended December 31,
	2015	2014
	(in thousands)
Net gains resulting from changes in fair value	$230	$230

Note 13 - Employee benefit plans

All employees of the Company who meet certain eligibility requirements can elect to participate in the Bank’s 401(k) plan. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code and the plan documents. The Company makes a 100% matching contribution up to a maximum of six percent of compensation, which is vested immediately. The Company’s matching expense was $633,000 in 2015 and $559,000 in 2014.

The Company has a nonqualified deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional matching contribution for monthly fees and the amounts deferred are invested solely in Company stock that is held in a rabbi trust. The matching contribution was 25% during 2015 and 2014. The Company stock held by the trust and the related deferred compensation liability are recorded at an amount equal to the original compensation deferred. Changes in the fair value of the stock are not recognized in the Company’s financial statements. At December 31, 2015, deferred directors’ fees of $1,831,000 had been used to purchase 258,665 shares of the Company’s stock held by the trust after distribution of shares to retiring directors. Deferred directors’ fees of $24,000 were also remitted to the trust before December 31, 2015 to purchase stock or make director distributions in 2016.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 13 - Employee benefit plans (continued)

In addition, the Company has a supplemental executive retirement plan for certain officers. The plan was expanded in 2008 to include certain new officers and directors. The future benefits of the plan are funded primarily by life insurance policies on certain employees with the Company designated as the beneficiary. Expenses were $734,000 in 2015 and $873,000 in 2014 related to this plan. At December 31, 2015 and 2014, other liabilities include $5,772,000 and $5,281,000, respectively, for this supplemental retirement plan.

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

December 31, 2015 and 2014

Note 14 - Fair value of financial statements (continued)

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

Interest rate lock commitments

The mortgage banking division of the Company sells its residential mortgage loans held for sale on a forward best efforts basis at a fixed price or on a mandatory basis by entering into forward sale mortgage-backed securities transactions at approximately the same time that fixed rate commitments are given to borrowers. The value of the estimated interest rate lock commitments (“IRLCs”) given to borrowers were marked to market through the income statement during 2015. The significant unobservable input used in the Level 3 fair value measurement of the Company’s IRLCs on loans held for sale is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio is largely dependent on loan processing stages and the change in prevailing interest rates from the time of the rate lock. The closing ratio is computed by management using historical data.

The fair value of IRLCs is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing due to delays in meeting commitment closing dates. The Company classifies interest rate lock commitments as Level 3. Gain on IRLCs for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. The mortgage banking division resumed reporting IRLCs in 2015 after having suspended recognition in 2014 due to immateriality. Below is a summary of activity related to IRLCs for the years ended December 31, 2015 and 2014.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2014 and 2013	$-	$-
Gains (losses) included in other income	393	-
Transfers in and out	-	-
Balance, December 31, 2015 and 2014	$393	$-

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 14 - Fair value of financial statements (continued)

Unrealized gains (losses) on forward sale mortgage-backed securities

The mortgage banking division of the Company resumed selling a portion of its loans on a mandatory basis in 2015 and hedging the related loans and forward commitments to borrowers by entering into forward sale mortgage-backed securities transactions at approximately the same time that fixed rate commitments are given to borrowers. The forward sale mortgage-backed securities are purchased or closed when the related loans sales are consummated. The unrealized gains or losses on forward sale mortgage-backed securities are included in mortgage banking income to properly match the income from IRLCs noted above. The Company classifies unrealized gains (losses) on forward sale mortgage-backed securities as Level 1 since end of the day bid prices in the active mortgage backed securities market are used to determine the unrealized losses. Unrealized gains are shown as other assets and unrealized losses are shown as other liabilities on the consolidated balance sheet.

Assets measured at fair value on a recurring basis at December 31, 2015 and 2014 are summarized below.

	Assets
	Measured at	Fair Value Measured Using
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At December 31, 2015:
Securities available-for-sale:
Municipal securities	$17,656	$-	$17,656	$-
Mortgage-backed securities	16,978	-	16,978	-
Corporate securities	8,939	-	8,939	-
Asset-backed securities	3,732	-	3,732	-
Unrestricted stock	55	55	-	-
Total available-for-sale securities	47,360	55	47,305	-
Loans held for sale	39,583	-	39,583	-
Interest rate lock commitments	393	-	-	393
Unrealized losses, net of gains, on forward sale mortgage-backed securities	(30)	(30)	-	-
Total	$86,943	$55	$86,888	$-

At December 31, 2014:
Securities available-for-sale:
Municipal securities	$19,896	$-	$19,896	$-
Mortgage-backed securities	19,352	-	19,352	-
Corporate securities	9,964	-	9,964	-
Asset-backed securities	1,930	-	1,930	-
Unrestricted stock	58	58	-	-
Total available-for-sale securities	51,200	58	51,142	-
Loans held for sale	39,780	-	39,780	-
Total	$90,980	$58	$90,922	$-

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 14 - Fair value of financial statements (continued)

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets:

Impaired loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At December 31, 2015 and 2014, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 14 - Fair value of financial statements (continued)

Assets measured at fair value on a non-recurring basis at December 31, 2015 and 2014 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At December 31, 2015:
Impaired loans	$13,561	$-	$4,400	$9,161
Other real estate owned	4,592	-	-	4,592

At December 31, 2014:
Impaired loans	$17,838	$-	$7,360	$10,478
Other real estate owned	5,610	-	-	5,610

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	Fair Value	Technique	Inputs	Input Value
	($ in thousands)
At December 31, 2015:
Impaired loans	$9,161	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	80% - 100% /
			discounted rates	original note rate
Other real estate owned	4,592	Discounted appraisals	Collateral discounts	8.00%-10.00%

Net derivative assets/liabilities:
interest rate lock commitments	393	Pricing models	Loan closing ratios	25% - 100%
				81% Average

At December 31, 2014:
Impaired loans	$10,478	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	80% - 100% /
			discounted rates	original note rate
Other real estate owned	5,610	Discounted appraisals	Collateral discounts	8.00%-10.00%

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 14 - Fair value of financial statements (continued)

Fair Value of items not valued as such. The Company measures certain financial assets and liabilities at fair value for disclosure purposes only. The assumptions used in estimating the fair value of these financial instruments are detailed below.

Bank term deposits: Discounted cash flows have been used to value bank term deposits. The discount rate used is based on interest rates currently being offered by banks accepting institutional term deposits on comparable terms.

Securities held-to-maturity: The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At December 31, 2015, there were no fair value adjustments related to $14,954,000 of securities held-to-maturity.

Net non-impaired loans held for investment: For most variable rate loans, fair values are based on carrying values. Fixed rate commercial, other installment, and certain real estate mortgage loans are valued using discounted cash flows. The discount rates used to determine the present value of these loans are based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

Time deposits: Discounted cash flows have been used to value fixed rate and variable rate term deposits. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

Trust preferred subordinated debt: The fair value of trust preferred subordinated debt was determined by discounting cash flows using a rate 3% higher than the actual current rate over an estimated remaining term of 12 years in 2015 and 12.5 years in 2014. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 3% higher when available. Under the current capital guidelines, the Company’s trust preferred subordinated debt is included in Tier 1 capital.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at December 31, 2015 and 2014. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 14 - Fair value of financial statements (continued)

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2015
Financial Instruments - Assets
Bank term deposits	$16,604	$16,571	$-	$16,571	$-
Investment securities held-to-maturity	14,954	15,226	-	15,226	-
Net non-impaired loans held for investment	446,371	446,535	-	-	446,535

Financial Instruments - Liabilities
Time deposits	132,303	131,889	-	-	131,889
Subordinated debentures	19,610	17,018	-	-	17,018

December 31, 2014
Financial Instruments - Assets
Bank term deposits	$14,106	$14,101	$-	$14,101	$-
Investment securities held-to-maturity	15,644	15,945	-	15,945	-
Net non-impaired loans held for investment	447,831	448,603	-	-	448,603

Financial Instruments - Liabilities
Time deposits	143,816	143,881	-	-	143,881
Subordinated debentures	19,610	16,885	-	-	16,885

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 15 - Income per common share (EPS)

The reconciliation of the numerators and denominators of the basic income per share and diluted income per share computation at December 31, 2015 and 2014 follows:

	Net Income Available to
	Common		Per
	Stockholders	Shares	Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
2015
Basic income per share:
Net income available to common stockholders	$5,426	4,389,086	$1.24

Effect of dilutive securities
Stock options and convertible preferred stock	-	231,325	-

Diluted income per share:
Net income available to common stockholders and assumed conversions	$5,426	4,620,411	$1.17

2014
Basic income per share:
Net income available to common stockholders	$2,413	3,431,385	$0.70

Effect of dilutive securities
Stock options	-	2,218	-

Diluted income per share:
Net income available to common stockholders and assumed conversions	$2,413	3,433,603	$0.70

There were stock options covering 75,300 shares in 2014 that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise prices exceeded the average market prices.

Note 16 - Operating segments

The Company is considered to have three principal business segments in 2015 and 2014, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company. The Mortgage Banking Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage division in July 2010. Financial performance for 2015 and 2014, reflective of inter-

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 16 - Operating segments (continued)

company eliminations, and selected balance sheet information, reflective of inter-company eliminations, at December 31, 2015 and 2014 for each segment is as follows:

	Year Ended December 31, 2015
	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$24,350	$2,013	$7	$26,370
Interest expense	471	2,015	239	2,725
Net interest income (loss)	23,879	(2)	(232)	23,645
Provision for loan losses	1,085	-	-	1,085
Net interest income (loss) after provision for loan losses	22,794	(2)	(232)	22,560
Non-interest income	1,589	12,054	-	13,643
Non-interest expense	18,186	9,571	177	27,934
Income (loss) before income taxes	6,197	2,481	(409)	8,269
Income tax (benefit) expense	1,710	931	(139)	2,502
Net income (loss)	$4,487	$1,550	$(270)	$5,767

Total Assets	$659,773	$40,703	$322	$700,798
Net Loans	459,932	39,583	-	499,515
Equity	4,487	1,550	55,102	61,139

	Year Ended December 31, 2014
	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$24,864	$1,577	$7	$26,448
Interest expense	1,381	1,577	233	3,191
Net interest income (loss)	23,483	-	(226)	23,257
Provision for loan losses	1,436	-	-	1,436
Net interest income (loss) after provision for loan losses	22,047	-	(226)	21,821
Non-interest income	1,643	7,770	-	9,413
Non-interest expense	18,004	8,891	109	27,004
Income (loss) before income taxes	5,686	(1,121)	(335)	4,230
Income tax (benefit) expense	1,417	(419)	(114)	884
Net income (loss)	$4,269	$(702)	$(221)	$3,346

Total Assets	$638,177	$40,657	$429	$679,263
Net Loans	465,669	39,780	-	505,449
Equity	4,269	(702)	49,088	52,655

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 17 - Condensed financial statements of parent company

Financial information pertaining to Carolina Bank Holdings, Inc. is as follows:

Condensed Balance Sheets

	December 31,
	2015	2014
	(in thousands)
Assets:
Cash	$3,208	$110
Investment in Carolina Capital Trust	310	310
Investment in Carolina Bank	67,952	62,619
Other assets	42	118
Total assets	$71,512	$63,157

Liabilities and stockholders' equity:
Accrued expenses	$63	$192
Junior subordinated debentures	10,310	10,310
Stockholders' Equity	61,139	52,655
Total liabilities and stockholders' equity	$71,512	$63,157

Condensed Statements of Operations

	Years ended December 31,
	2015	2014
	(in thousands)
Interest income	$7	$7

Interest expense	239	233
Other expense	177	109
Total expense	416	342

Income tax benefit	139	114
(Loss) before equity in undistributed earnings of subsidiaries	(270)	(221)
Equity in undistributed earnings of subsidiaries	6,037	3,567
Net income	$5,767	$3,346

Dividends on preferred stock	(341)	(933)
Net income available to common stockholders	$5,426	$2,413

CAROLINA BANK HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 17 - Condensed financial statements of parent company (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2015	2014
	(in thousands)
Operating activities:
Net income	$5,767	$3,346
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,037)	(3,567)
Dividends received from subsidiary	300	1,000
(Increase) decrease in other assets	76	(104)
Increase (decrease) in accrued expenses	(4)	4
Net cash provided by operating activites	102	679

Financing activities:
Proceeds from exercise of stock options	386	53
Net proceeds from issuance of preferred stock converted to common stock	14,069	-
Repurchase of preferred stock	(10,994)	-
Dividends paid	(465)	(880)
Net cash provided by (used for) financing activities	2,996	(827)

Net increase (decrease) in cash	3,098	(148)
Cash at beginning of year	110	258
Cash at end of year	$3,208	$110

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$236	$234

Note 18 - Subsequent events

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

·	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

·	All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the COSO in Internal Control—Integrated Framework (2013). Based on that assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2015. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As of the date of this report, Carolina Bank was assigned a “needs to improve” rating under the Community Reinvestment Act or 1977, as amended.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to pages 3-4 of the Proxy Statement.

The following table sets forth certain information with respect to the Company’s equity compensation plans at December 31, 2015.

Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding options,	for future issuance
	outstanding options	warrants and rights	under equity
compensation plans
(excluding securities
reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	36,570	$11.16	490,000

Equity compensation plans not approved by security holders	None	N/A	None

Total	36,570	$11.16	490,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to pages 8 and 9 of the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to pages 20-21 of the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial statements included in Item 8 of this Annual Report on Form 10-K:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the years ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form: None

3.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant(1)

3.2	Articles of Amendment of Registrant(11)

3.3	Bylaws of Registrant(2)

4.1	Form of Stock Certificate for Common Stock(2)

4.2	Indenture(3)

10.1	Employment Agreement of Robert T. Braswell(4)

10.2	Employment Agreement of T. Allen Liles(5)

10.3	Employment Agreement of John Richard Spiker II (15)

10.4	Employment Agreement of Daniel D. Hornfeck(5)

10.5	1997 Incentive Stock Option Plan(6)

10.6	1997 Non-qualified Stock Option Plan(7)

10.7	2007 Incentive Stock Option Plan(7)

10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell(8)

10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles(9)

10.10	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck(5)

10.11	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell(9)

10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles(9)

10.13	Carolina Bank Directors’ Deferral Plan(9)

Exhibit Number	Description

10.14	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett(5)

10.15	Director Retirement Agreement Between Carolina Bank and Gary N. Brown(5)

10.16	Director Retirement Agreement Between Carolina Bank and George E. Carr, III(5)

10.17	Director Retirement Agreement Between Carolina Bank and James E. Hooper(5)

10.18	Amended and Restated Declaration of Trust of Carolina Capital Trust(10)

10.19	Guarantee Agreement(10)

10.20	2009 Omnibus Stock Ownership and Long Term Incentive Plan(12)

10.21	Employment Agreement of Phillip B. Carmac (14)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Elliott Davis Decosimo, PLLC (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

99.1	Proxy Statement for the 2016 Annual Meeting of Shareholders(13)

(1)	Incorporated by reference to Form 10-K of Carolina Bank Holdings, Inc. (Filed March 30, 2009 with the Securities and Exchange Commission).

(2)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed April 2, 2001 with the Securities and Exchange Commission).

(3)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(4)	Incorporated by reference to Form 8-K/A of Carolina Bank Holdings, Inc. (Filed June 9, 2008 with the Securities and Exchange Commission).

(5)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed June 5, 2008 with the Securities and Exchange Commission).

(6)	Incorporated by reference to the registrant’s Registrant Statement on Form S-8, filed with the Securities and Exchange Commission on June 2, 2003

(7)	Incorporated by reference to Form S-8 of Carolina Bank Holdings, Inc. (Filed May 11, 2000 with the Securities and Exchange Commission).

(8)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed May 27, 2008 with the Securities and Exchange Commission).

(9)	Incorporated by reference to Form 10-KSB of Carolina Bank Holdings, Inc. (Filed March 28, 2003 with the Securities and Exchange Commission).

(10)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed January 4, 2005 with the Securities and Exchange Commission).

(11)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed April 1, 2015 with the Securities and Exchange Commission).

(12)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed March 5, 2010 with the Securities and Exchange Commission).

(13)	Filed with the Securities and Exchange Commission Pursuant to Rule 14a-6.

(14)	Incorporated by reference to Form 10-K of Carolina Bank Holdings, Inc. (Filed March 29, 2011 with the Securities and Exchange Commission).

(15)	Incorporated by reference to Form 8-K of Carolina Bank Holdings, Inc. (Filed March 11, 2015 with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA BANK HOLDINGS, INC.
(Registrant)

By:	/s/ Robert T. Braswell
Robert T. Braswell
President and
Chief Executive Officer

Date:	March 23, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald H. Allred	March 23, 2016
Donald H. Allred
Director

/s/ Susan Alt	March 23, 2016
Susan Alt
Director

/s/ Robert T. Braswell	March 23, 2016
Robert T. Braswell
President, Chief Executive Officer and Director

/s/ Kevin J. Baker	March 23, 2016
Kevin J. Baker
Director

/s/ J. Alexander S. Barrett	March 23, 2016
J. Alexander S. Barrett
Director

/s/ Stephen K. Bright	March 23, 2016
Stephen K. Bright
Director

/s/ Gary N. Brown	March 23, 2016
Gary N. Brown
Chairman of the Board of Directors

/s/ Michael F. Bumpass	March 23, 2016
Michael F. Bumpass
Director

/s/ Abby Donnelly	March 23, 2016
Abby Donnelly
Director

/s/ James E. Hooper	March 23, 2016
James E. Hooper
Director

/s/ J. Edward Kitchen	March 23, 2016
J. Edward Kitchen
Director

/s/ Kim A. Thompson	March 23, 2016
Kim A. Thompson
Director

/s/ T. Allen Liles	March 23, 2016
T. Allen Liles
Secretary, Treasurer and
Principal Financial and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant *
3.2	Articles of Amendment of Registrant *
3.3	Bylaws of Registrant*
4.1	Form of Stock Certificate for Common Stock*
4.2	Indenture*
10.1	Employment Agreement of Robert T. Braswell*
10.2	Employment Agreement of T. Allen Liles*
10.3	Employment Agreement of John Richard Spiker*
10.4	Employment Agreement of Daniel D. Hornfeck*
10.5	1997 Incentive Stock Option Plan*
10.6	1997 Non-qualified Stock Option Plan*
10.7	2007 Incentive Stock Option Plan*
10.8	Salary Continuation Agreement between Carolina Bank and Robert T. Braswell*
10.9	Salary Continuation Agreement between Carolina Bank and T. Allen Liles*
10.10	Salary Continuation Agreement between Carolina Bank and Daniel D. Hornfeck*
10.11	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and Robert T. Braswell*
10.12	Life Insurance Endorsement Method Split Dollar Plan Agreement Between Carolina Bank and T. Allen Liles*
10.13	Carolina Bank Directors’ Deferral Plan*
10.14	Director Retirement Agreement Between Carolina Bank and J. Alexander S. Barrett*
10.15	Director Retirement Agreement Between Carolina Bank and Gary N. Brown*
10.16	Director Retirement Agreement Between Carolina Bank and George E. Carr, III*
10.17	Director Retirement Agreement Between Carolina Bank and James E. Hooper*
10.18	Amended and Restated Declaration of Trust of Carolina Capital Trust*
10.19	Guarantee Agreement*
10.20	2009 Omnibus Stock Ownership and Long Term Incentive Plan*
10.21	Employment Agreement of Phillip B. Carmac*
21.1	Subsidiaries (Filed herewith)
23.1	Consent of Elliott Davis Decosimo, PLLC (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
99.1	Proxy Statement for 2015 Annual Meeting of shareholders**

* Incorporated by reference.

** To be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

