Form 10-Q
period 2016-03-31
CAROLINA BANK HOLDINGS INC
filed 2016-05-12
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

There were 5,037,108 shares of the Issuer’s common stock, $1.00 par value, outstanding as of May 11, 2016.

CAROLINA BANK HOLDINGS, INC.

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$5,466	$6,559
Interest-bearing deposits with banks	87,254	69,233
Bank term deposits	19,839	16,604
Securities available-for-sale, at fair value	46,482	47,360
Securities held-to-maturity (fair values of $15,109 in 2016 and $15,226 in 2015)	14,600	14,954
Loans held for sale	36,133	39,583
Loans	455,139	465,804
Less allowance for loan losses	(5,969)	(5,872)
Net loans	449,170	459,932
Premises and equipment, net	18,803	19,007
Other real estate owned	4,587	4,592
Bank-owned life insurance	11,936	11,843
Other assets	11,434	11,131
Total assets	$705,704	$700,798

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$132,235	$125,189
NOW, money market and savings	343,623	349,815
Time	125,215	132,303
Total deposits	601,073	607,307

Advances from the Federal Home Loan Bank	12,654	2,681
Securities sold under agreements to repurchase	47	47
Subordinated debentures	19,610	19,610
Other liabilities and accrued expenses	9,633	10,014
Total liabilities	643,017	639,659

Commitments and contingencies - Note O
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares;
Series A preferred stock - none issued and outstanding	-	-
Series B convertible preferred stock - none issued and outstanding	-	-
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding 5,037,108 in 2016 and 5,021,330 in 2015	5,037	5,021
Additional paid-in capital	29,383	29,234
Retained earnings	27,275	26,174
Stock in directors' rabbi trust	(1,931)	(1,831)
Directors' deferred fees obligation	1,931	1,831
Accumulated other comprehensive income	992	710
Total stockholders’ equity	62,687	61,139
Total liabilities and stockholders’ equity	$705,704	$700,798

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months
	Ended March 31,
	2016	2015
	(in thousands, except per share data)
Interest income
Loans	$5,830	$5,992
Investment securities, taxable	392	338
Investment securities, non taxable	118	122
Interest from deposits in banks	154	61
Total interest income	6,494	6,513

Interest expense
NOW, money market, savings	239	239
Time deposits	262	312
Other borrowed funds	222	152
Total interest expense	723	703

Net interest income	5,771	5,810
Provision for loan losses	-	300
Net interest income after provision for loan losses	5,771	5,510
Non-interest income
Service charges	291	303
Mortgage banking income	1,703	2,907
Gain on sale of SBA loans	237	-
Other	58	73
Total non-interest income	2,289	3,283

Non-interest expense
Salaries and benefits	4,237	4,318
Occupancy and equipment	749	776
Foreclosed property expense (income)	45	(131)
Professional fees	415	449
Outside data processing	274	274
FDIC insurance	93	131
Advertising and promotion	277	193
Stationery, printing and supplies	131	151
Other	409	381
Total non-interest expense	6,630	6,542

Income before income taxes	1,430	2,251
Income tax expense	329	622
Net income	1,101	1,629
Dividends and accretion on preferred stock	-	247
Net income available to common stockholders	$1,101	$1,382
Net income per common share
Basic	$0.22	$0.40
Diluted	$0.22	$0.40

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months
	Ended March 31,
	2016	2015
	(in thousands)

Net income	$1,101	$1,629

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains	427	176
Tax effect	(145)	(60)
Reclassification of gains recognized in net income	-	(27)
Tax effect	-	9
	282	98

Comprehensive income	$1,383	$1,727

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

Three months ended March 31, 2016 and 2015

						Stock in	Directors'	Accumulated
		Convertible		Additional		Directors'	Deferred	Other
	Preferred	Preferred	Common	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2015	$-	$-	$5,021	$29,234	$26,174	$(1,831)	$1,831	$710	$61,139

Net income	-	-	-	-	1,101	-	-	-	1,101
Other comprehensive income, net of tax	-	-	-	-	-	-	-	282	282
Stock options exercised			16	149	-	-	-	-	165
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(100)	100	-	-

Balance, March 31, 2016	$-	$-	$5,037	$29,383	$27,275	$(1,931)	$1,931	$992	$62,687

Balance, December 31, 2014	$10,994	$-	$3,435	$16,339	$20,748	$(1,465)	$1,465	$1,139	$52,655

Net income	-	-	-	-	1,629	-	-	-	1,629
Other comprehensive income, net of tax	-	-	-	-	-	-	-	98	98

Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(90)	90	-	-
Convertible preferred stock issued	-	14,103	-	-	-	-	-	-	14,103
Preferred stock dividends	-	-	-	-	(247)	-	-	-	(247)

Balance, March 31, 2015	$10,994	$14,103	$3,435	$16,339	$22,130	$(1,555)	$1,555	$1,237	$68,238

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months
	Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$1,101	$1,629
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	-	300
Depreciation	209	209
Increase in cash surrender value of bank-owned life insurance	(93)	(88)
Deferred income taxes (benefit)	(100)	(75)
Amortization, net of accretion	67	31
Capitalized interest on fixed asset construction	-	(11)
(Increase) decrease in fair value of loans held for sale	117	(352)
Gain on sale of other real estate owned	(23)	(140)
Gain on sale of investments	-	(27)
Gain on sale of loans held for sale	(1,930)	(2,183)
Impairment of other real estate owned	74	1
Proceeds from sale of loans held for sale	103,914	144,408
Originations of loans held for sale	(98,651)	(166,367)
(Increase) decrease in interest rate lock commitments	33	(416)
Increase in other assets	(375)	(192)
Increase (decrease) in other liabilities and accrued expenses	(387)	1,361
Net cash provided by (used for) operating activities	3,956	(21,912)

Cash flows from investing activities
Increase in bank term deposits	(3,235)	(1,000)
Purchases of investment securities available-for-sale	(2,150)	-
Maturities and calls of securities available-for-sale	293	218
Maturities and calls of securities held-to-maturity	177	116
Repayments from mortgage-backed securities available-for-sale	3,126	460
Repayments from mortgage-backed securities held-to-maturity	146	183
Net decrease in loans	10,464	4,951
Proceeds from sales of investment securities	-	1,295
Improvements to other real estate owned	(327)	-
Purchases of premises and equipment	(5)	(455)
Proceeds from sales of other real estate owned	579	773
Net cash provided by investing activities	9,068	6,541

Cash flows from financing activities
Net increase (decrease) in deposits	(6,234)	14,519
Net proceeds from issuance of convertible preferred stock	-	14,103
Net increase (decrease) in advances from the Federal Home Loan Bank	9,973	(26)
Decrease in securities sold under agreements to repurchase	-	(28)
Proceeds from exercise of stock options	165	-
Dividends paid on preferred stock	-	(247)
Net cash provided by financing activities	3,904	28,321

Net increase in cash and cash equivalents	16,928	12,950
Cash and cash equivalents at beginning of period	75,792	46,174
Cash and cash equivalents at end of period	$92,720	$59,124

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$666	$720
Cash paid (received) during the period for income taxes	$641	$(46)
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$298	$140
Change in unrealized gains on securities available-for-sale, net of tax	$282	$98

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note A – Summary

Carolina Bank Holdings, Inc. (the “Holding Company”) is a North Carolina corporation organized in 2000. In August 2000 pursuant to the plan of share exchange approved by the stockholders of Carolina Bank (the “Bank”), all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Holding Company. The Holding Company presently has no employees.

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth counties of North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has three locations in Greensboro, two offices in Winston-Salem and an office in Asheboro, Burlington, and High Point. All banking offices are in the Piedmont Triad region of North Carolina. A wholesale mortgage banking division is located at the Greensboro corporate headquarters, and mortgage loan production offices are located in Burlington, Chapel Hill, and Sanford.

The Holding Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note B – Consolidation

The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, the Bank (collectively the “Company”). The Bank also owns two limited liability companies for the purpose of holding foreclosed real estate, the assets and operations of which are consolidated into the Bank and included herein. All significant inter-company transactions and balances have been eliminated.

Note C – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for future annual periods.

The Company’s financial statements are presented in accordance with Accounting Standards Codification (“ASC”) Topic 105, “The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles”, which codifies generally accepted accounting principles (“GAAP”) in the United States.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2015 and 2014, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the annual financial statements.

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

Note E – Stock compensation plans

The Company’s stockholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors and two incentive stock option plans for management and employees. The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock were reserved for issuance under the terms of the Omnibus Plan, and 490,000 shares remain available for grant at March 31, 2016.

There were no stock option grants in the first three months of 2016 or 2015. There was no compensation expense in the three months ended March 31, 2016 or 2015 related to stock options. At March 31, 2016, there was no unrecognized compensation cost related to unvested share-based compensation.

As a result of the exercise of stock options, 15,778 new shares of common stock were issued in the first quarter of 2016.

Note F – Earnings per common share

Earnings per common share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the quarters ended March 31, 2016 and 2015, basic earnings per common share has been computed based upon the weighted average common shares outstanding of 5,036,150 and 3,434,680, respectively.

The only potential issuances of Company stock at this time are stock options granted to various officers of the Bank. Convertible preferred stock, which was sold in a private placement offering on March 31, 2015 and later converted to 1,550,000 shares of common stock, was included in diluted average common stock for one day in the first quarter of 2015. The following is a summary of the diluted earnings per common share calculation for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per share data)

Net income available to common stockholders	$1,101	$1,382

Weighted average outstanding shares – basic	5,036	3,435
Dilutive effect of stock options and convertible preferred stock	5	17
Weighted average shares – diluted	5,041	3,452

Diluted net income per share	$0.22	$0.40

For the three months ended March 31, 2015, there were stock options covering 75,220 shares that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note G – Preferred stock and convertible preferred stock

In December 2008, the stockholders of the Company approved an amendment to the Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, no par value. In January 2009, the Company issued 16,000 shares of preferred stock, Series A, to the U.S. Treasury and received $16 million under the Capital Purchase Program. The Company granted a warrant to purchase 357,675 shares of common stock at a price of $6.71 per share to the U.S. Treasury as part of the preferred stock transaction. Dividends at 5% per annum were payable quarterly for the first five years; the dividend increased to 9% per annum after the fifth year effective February 16, 2014.

The U.S. Treasury sold its holding of $16 million in preferred stock to private investors in February 2013, and the warrant to the U.S. Treasury was repurchased by the Company for $1.8 million in April 2013. The Company retired 5,006 shares of its outstanding Series A preferred stock in 2013 and retired the remaining shares in May of 2015.

On March 31, 2015, the Company issued 15,500 shares of Series B convertible preferred stock at $975 per share in a private placement offering and received $14,069,000 in net proceeds after offering expenses of $1,044,000. The net proceeds from this private placement were used to retire the remaining Series A preferred stock in May of 2015 and to improve capital levels. All 15,500 shares of the Series B convertible preferred stock were converted into 1,550,000 shares of common stock on May 22, 2015 following stockholder approval. No dividends were ever declared or paid on the Series B convertible preferred stock.

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

Note I – Operating segments

The Company is considered to have three principal business segments in 2016 and 2015, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company. The Mortgage Banking Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage banking division in July 2010. Financial performance, reflective of inter-company and intra-company eliminations, for the three months ended March 31, 2016 and 2015, and selected balance sheet information, reflective of inter-company and intra-company eliminations, at March 31, 2016 and 2015 for each segment is as follows:

	Three months ended March 31, 2016
	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$6,180	$312	$2	$6,494
Interest expense	343	313	67	723
Net interest income (loss)	5,837	(1)	(65)	5,771
Provision for loan losses	-	-	-	-
Net interest income (loss) after provision for loan losses	5,837	(1)	(65)	5,771
Non-interest income	586	1,703	-	2,289
Non-interest expense	4,594	1,964	72	6,630
Income (loss) before income taxes	1,829	(262)	(137)	1,430
Income tax (benefit) expense	471	(96)	(46)	329
Net income (loss)	$1,358	$(166)	$(91)	$1,101

Total assets	$668,201	$37,145	$358	$705,704
Net loans	449,174	36,130	-	485,304
Equity	1,358	(166)	61,495	62,687

	Three months ended March 31, 2015
	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total
	(in thousands)
Interest income	$6,098	$413	$2	$6,513
Interest expense	232	413	58	703
Net interest income (loss)	5,866	-	(56)	5,810
Provision for loan losses	300	-	-	300
Net interest income (loss) after provision for loan losses	5,566	-	(56)	5,510
Non-interest income	376	2,907	-	3,283
Non-interest expense	4,277	2,232	33	6,542
Income (loss) before income taxes	1,665	675	(89)	2,251
Income tax (benefit) expense	416	236	(30)	622
Net income (loss)	$1,249	$439	$(59)	$1,629

Total assets	$644,492	$65,806	$374	$710,672
Net loans	460,278	64,274	-	524,552
Equity	949	439	66,850	68,238

The mortgage banking division experienced strong growth in originations from 2007 through 2012 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Origination of home mortgage loans has been volatile over the past few years and is dependent on a number of factors including the level of interest rates, general economic conditions, real estate values, and underwriting criteria to qualify borrowers. Mortgage loan originations were $98.7 million, $166.4 million, $98.1 million, and $290.3 million for the first quarters of 2016, 2015, 2014, and 2013, respectively. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty provisions and related warranty liabilities were established in 2009 to provide for potential claims that might arise from borrower fraud, underwriting errors, or compliance assessments. No warranty expense was recorded in the first quarter of 2016 since our warranty liability of $1,547,000 at March 31, 2016 appeared adequate to fund future claims and assessments based on an updated study of historical originations and their current balances, claims incurred, and various market data. Warranty expense was $43,000 for the three months ended March 31, 2015. Claims incurred since establishment of the mortgage division in 2007 have totaled $1,116,000. In addition, eleven loans with a total current carrying balance, including fair value loss adjustments recorded when transferred, of $2,734,000 have been repurchased and are included in loans held for investment.

Note J – Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
March 31, 2016

Available-for-sale
Municipal securities	$16,973	$724	$-	$17,697
FNMA, FHLMC, and GNMA mortgage-backed securities	13,435	606	-	14,041
Corporate securities	11,059	61	15	11,105
Asset-backed securities	3,469	110	-	3,579
Unrestricted stock	43	17	-	60
	$44,979	$1,518	$15	$46,482

Held-to-maturity
Municipal securities	$7,276	$302	$-	$7,578
FNMA mortgage-backed securities	5,105	98	-	5,203
Corporate securities	500	-	-	500
Asset-backed securities	1,719	109	-	1,828
	$14,600	$509	$-	$15,109

December 31, 2015

Available-for-sale
Municipal securities	$17,095	$569	$8	$17,656
FNMA, FHLMC, and GNMA mortgage-backed securities	16,589	390	1	16,978
Corporate securities	8,903	58	22	8,939
Asset-backed securities	3,654	78	-	3,732
Unrestricted stock	43	12	-	55
	$46,284	$1,107	$31	$47,360

Held-to-maturity
Municipal securities	$7,360	$204	$-	$7,564
FNMA mortgage-backed securities	5,251	17	15	5,253
Corporate securities	500	-	-	500
Asset-backed securities	1,843	66	-	1,909
	$14,954	$287	$15	$15,226

The scheduled maturities of debt securities available-for-sale at March 31, 2016 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$4,968	$4,998	$-	$-	$4,968	$4,998
Due from one to five years	7,604	7,898	1,777	1,952	9,381	9,850
Due from five to ten years	7,797	8,016	5,365	5,545	13,162	13,561
Over ten years	4,287	4,464	13,138	13,549	17,425	18,013
	$24,656	$25,376	$20,280	$21,046	$44,936	$46,422
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	3,853	3,962	-	-	3,853	3,962
Over ten years	2,726	2,893	8,021	8,254	10,747	11,147
	$6,579	$6,855	$8,021	$8,254	$14,600	$15,109

Securities with a carrying value of approximately $13,321,000 and $24,240,000 were pledged to secure retail repurchase agreements and certain deposits at March 31, 2016 and 2015, respectively.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At March 31, 2016, two corporate debt securities with $1,971,000 in fair value, had total unrealized losses of $15,000. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

Information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
March 31, 2016:
Corporate securities	1	$991	$8	1	$980	$7	2	$1,971	$15
Total	1	$991	$8	1	$980	$7	2	$1,971	$15

December 31, 2015:
Municipal securities	3	$3,440	$2	1	$244	$6	4	$3,684	$8
FNMA and FHLMC
mortgage-backed securities	2	5,414	16	0	-	-	2	5,414	16
Corporate securities	1	985	15	1	973	7	2	1,958	22
Total	6	$9,839	$33	2	$1,217	$13	8	$11,056	$46

Note K - Loans and allowance for loan losses

The activity in the allowance for loan losses for the first three months of 2016 and year ended 2015 and related asset balances at March 31, 2016 and December 31, 2015 is summarized as follows:

	Construction &	Commercial	Home equity	Residential	Commercial	Consumer
	development	real estate	lines	real estate	& industrial	& other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2016
Beginning of year balance	$1,005	$2,546	$441	$507	$1,309	$20	$44	$5,872
Provision for loan losses	(238)	546	20	(28)	(300)	3	(3)	-
Charge-offs	-	-	(37)	(20)	-	(2)	-	(59)
Recoveries	-	86	2	40	27	1	-	156
Balance at March 31,	$767	$3,178	$426	$499	$1,036	$22	$41	$5,969
2015
Beginning of year balance	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Provision for loan losses	(490)	1,691	(332)	48	327	(12)	(147)	1,085
Charge-offs	-	(2,990)	(104)	(130)	(914)	(7)	-	(4,145)
Recoveries	-	1,701	111	106	483	11	-	2,412
Balance at December 31,	$1,005	$2,546	$441	$507	$1,309	$20	$44	$5,872

Balances at March 31, 2016
Allowance for loan losses:
Balance at March 31,	$767	$3,178	$426	$499	$1,036	$22	$41	$5,969
Ending balance individually evaluated for impairment	$22	$1,335	$19	$265	$19	$-	$-	$1,660
Ending balance collectively evaluated for impairment	$745	$1,843	$407	$234	$1,017	$22	$41	$4,309
Loans Outstanding:
Balance at March 31,	$59,742	$208,276	$79,464	$54,060	$50,022	$3,575	$-	$455,139
Ending balance individually evaluated for impairment	$600	$11,211	$209	$4,806	$352	$-	$-	$17,178
Ending balance collectively evaluated for impairment	$59,142	$197,065	$79,255	$49,254	$49,670	$3,575	$-	$437,961

Balances at December 31, 2015
Allowance for loan losses:
Balance at December 31,	$1,005	$2,546	$441	$507	$1,309	$20	$44	$5,872
Ending balance individually evaluated for impairment	$12	$480	$51	$272	$18	$-	$-	$833
Ending balance collectively evaluated for impairment	$993	$2,066	$390	$235	$1,291	$20	$44	$5,039
Loans Outstanding:
Balance at December 31,	$62,289	$213,987	$78,952	$52,363	$55,641	$2,572	$-	$465,804
Ending balance individually evaluated for impairment	$175	$9,044	$390	$4,423	$362	$-	$-	$14,394
Ending balance collectively evaluated for impairment	$62,114	$204,943	$78,562	$47,940	$55,279	$2,572	$-	$451,410

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

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At March 31, 2016
Real Estate Loans:
Construction & development	$4	$-	$600	$604	$59,138	$59,742	$-
Commercial real estate	1	-	1,481	1,482	206,794	208,276	-
Home equity lines	94	-	84	178	79,286	79,464	-
Residential real estate	415	-	1,354	1,769	52,291	54,060	-
Total real estate	514	-	3,519	4,033	397,509	401,542	-
Commercial & industrial	-	-	-	-	50,022	50,022	-
Consumer & other	-	-	-	-	3,575	3,575	-
Total loans	$514	$-	$3,519	$4,033	$451,106	$455,139	$-

At December 31, 2015
Real Estate Loans:
Construction & development	$22	$-	$175	$197	$62,092	$62,289	$-
Commercial real estate	-	-	1,735	1,735	212,252	213,987	-
Home equity lines	125	-	265	390	78,562	78,952	-
Residential real estate	528	180	935	1,643	50,720	52,363	-
Total real estate	675	180	3,110	3,965	403,626	407,591	-
Commercial & industrial	-	-	-	-	55,641	55,641	-
Consumer & other	-	-	-	-	2,572	2,572	-
Total loans	$675	$180	$3,110	$3,965	$461,839	$465,804	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At March 31, 2016 and December 31, 2015, the total recorded investment in impaired loans amounted to approximately $17,178,000 and $14,394,000, respectively. Of these impaired loans, $3,519,000 and $3,110,000 were on non-accrual status at March 31, 2016 and December 31, 2015, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
March 31, 2016
With no related allowance recorded
Real Estate Loans:
Construction & development	$-	$-	$-	$-	$-
Commercial real estate	2,559	3,049	-	4,197	22
Home equity lines	190	605	-	605	4
Residential real estate	2,905	3,037	-	3,051	32
Total real estate	5,654	6,691	-	7,853	58
Commercial & industrial	-	-	-	-	-
Consumer & other	-	-	-	-	-
Total loans	5,654	6,691	-	7,853	58
With an allowance recorded
Real Estate Loans:
Construction & development	600	604	22	425	4
Commercial real estate	8,652	8,880	1,335	8,914	116
Home equity lines	19	20	19	20	-
Residential real estate	1,901	2,005	265	2,013	265
Total real estate	11,172	11,509	1,641	11,372	385
Commercial & industrial	352	352	19	358	5
Consumer & other	-	-	-	-	-
Total loans	11,524	11,861	1,660	11,730	390
Total impaired loans	$17,178	$18,552	$1,660	$19,583	$448

December 31, 2015
With no related allowance recorded
Real Estate Loans:
Construction & development	$-	$-	$-	$-	$-
Commercial real estate	2,819	3,380	-	7,484	193
Home equity lines	193	360	-	362	16
Residential real estate	2,565	2,689	-	2,754	149
Total real estate	5,577	6,429	-	10,600	358
Commercial & industrial	-	-	-	-	-
Consumer & other	-	-	-	-	-
Total loans	5,577	6,429	-	10,600	358
With an allowance recorded
Real Estate Loans:
Construction & development	175	175	12	97	1
Commercial real estate	6,225	6,453	480	6,569	358
Home equity lines	197	265	51	265	11
Residential real estate	1,858	1,955	272	2,057	100
Total real estate	8,455	8,848	815	8,988	470
Commercial & industrial	362	362	18	383	20
Consumer & other	-	-	-	-	-
Total loans	8,817	9,210	833	9,371	490
Total impaired loans	$14,394	$15,639	$833	$19,971	$848

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual status, and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(in thousands)
Real Estate Loans:
Construction & development	$600	$175
Commercial real estate	1,481	1,735
Home equity lines	84	265
Residential real estate	1,354	935
Total real estate	3,519	3,110
Commercial & industrial	-	-
Consumer & other	-	-
Total loans	$3,519	$3,110

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Classified - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

At March 31, 2016

	Pass	Special Mention	Classified	Total
	(in thousands)
Real Estate Loans:
Construction & development	$59,138	$-	$604	$59,742
Commercial real estate	193,992	9,869	4,415	208,276
Home equity lines	78,709	127	628	79,464
Residential real estate	50,183	1,312	2,565	54,060
Total real estate	382,022	11,308	8,212	401,542
Commercial & industrial	49,408	614	-	50,022
Consumer & other	3,575	-	-	3,575
Total loans	$435,005	$11,922	$8,212	$455,139

At December 31, 2015

	Pass	Special Mention	Classified	Total
	(in thousands)
Real Estate Loans:
Construction & development	$62,110	$-	$179	$62,289
Commercial real estate	202,252	9,270	2,465	213,987
Home equity lines	78,014	128	810	78,952
Residential real estate	48,251	1,635	2,477	52,363
Total real estate	390,627	11,033	5,931	407,591
Commercial & industrial	54,691	950	-	55,641
Consumer & other	2,572	-	-	2,572
Total loans	$447,890	$11,983	$5,931	$465,804

During 2016 and 2015, the Company restructured certain loans to improve the likelihood that the loans would be repaid in full under the modified terms in accordance with reasonable repayment schedules. Management evaluates each of these loans in accordance with generally accepted accounting principles to determine whether they should be reported as troubled debt restructurings.

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

Available commitments for troubled debt restructurings outstanding as of March 31, 2016 totaled $232,000.

The following tables present troubled debt restructurings as of March 31, 2016 and December 31, 2015:

	Troubled Debt Restructurings
	March 31, 2016
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	2	$600	2	$600
Commercial real estate	14	9,493	1	323	15	9,816
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,233	2	378	13	2,611
Total real estate	25	11,726	5	1,301	30	13,027
Commercial & industrial	1	352	0	-	1	352
Consumer & other	0	-	0	-	0	-
Total loans	26	$12,078	5	$1,301	31	$13,379

	December 31, 2015
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	1	$175	1	$175
Commercial real estate	12	7,073	1	338	13	7,411
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,252	2	388	13	2,640
Total real estate	23	9,325	4	901	27	10,226
Commercial & industrial	1	362	0	-	1	362
Consumer & other	0	-	0	-	0	-
Total loans	24	$9,687	4	$901	28	$10,588

The Bank’s policy is that loans placed on non-accrual status will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

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

The following table presents newly restructured loans that occurred during the three months ended March 31, 2016. There were no newly restructured loans that occurred during the three months ended March 31, 2015.

	New Troubled Debt Restructurings
	Three Months Ended March 31, 2016
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$-	1	$-
Commercial real estate	0	-	2	2,488	0	-	0	-	2	2,488
Total real estate	0	-	2	2,488	0	-	1	-	3	2,488
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	2	$2,488	0	$-	1	$-	3	$2,488

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$186	1	$186
Commercial real estate	0	-	2	2,488	0	-	0	-	2	2,488
Total real estate	0	-	2	2,488	0	-	1	186	3	2,674
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	2	$2,488	0	$-	1	$186	3	$2,674

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2016 and 2015.

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

Loans secured by one to four family residential properties with unpaid principal balances of $587,000 at March 31, 2016 were in the process of foreclosure. These loans have been evaluated for impairment and related allowances for loan losses have been made where collateral values are less than principal loan balances.

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

Interest rate lock commitments

The mortgage banking division of the Company sells its residential mortgage loans held for sale on a forward best efforts basis at fixed prices or on a mandatory basis by entering into forward sale mortgage-backed securities at approximately the same time as fixed rates are given to borrowers. The value of the estimated interest rate lock commitments (“IRLCs”) given to borrowers were marked to market through the income statement during 2016 and 2015. The significant unobservable input used in the Level 3 fair value measurement of the Company’s IRLCs on loans held for sale is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio is largely dependent on loan processing stages and the change in prevailing interest rates from the time of the rate lock. The closing ratio is computed by management using historical data.

The fair value of IRLCs is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing due to delays in meeting commitment closing dates. The Company classifies IRLCs as Level 3. Gain or loss on IRLCs for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. The mortgage banking division resumed reporting IRLCs in the first quarter of 2015 after having suspended recognition in 2014 due to immateriality. Below is a summary of activity related to interest rate lock commitments for the three months ended March 31, 2016 and 2015.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2015 and 2014	$393	$-
Gains (losses) included in other income	(33)	416
Transfers in and out	-	-
Balance, March 31, 2016 and 2015	$360	$416

Unrealized gains (losses) on forward sale mortgage-backed securities

The mortgage banking division of the Company resumed selling a portion of its loans on a mandatory basis in 2015 and hedging the related loans and forward commitments to borrowers by entering into forward sale mortgage-backed securities transactions at approximately the same time that fixed rate commitments are given to borrowers. The forward sale mortgage-backed securities are purchased or closed when the related loan sales are consummated. The unrealized gains or losses on forward sale mortgage-backed securities are included in mortgage banking income to properly match the income from IRLCs noted above. The Company classifies unrealized gains (losses) on forward sale mortgage-backed securities as Level 1 since end of the day bid prices in the active mortgage backed securities market are used to determine the unrealized gains (losses). Unrealized gains are shown as other assets and unrealized losses are shown as other liabilities on the consolidated balance sheet.

Assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015are summarized below:

	Assets
	Measured at	Fair Value Measured Using
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
At March 31, 2016:
Securities available-for-sale:
Municipal securities	$17,697	$-	$17,697	$-
Mortgage-backed securities	14,041	-	14,041	-
Corporate securities	11,105	-	11,105	-
Asset backed securities	3,579	-	3,579	-
Unrestricted stock	60	60	-	-
Total available-for-sale securities	46,482	60	46,422	-
Loans held for sale	36,133	-	36,133	-
Interest rate lock commitments	360	-	-	360
Unrealized losses, net of gains, on forward sale mortgage-backed securities	(106)	(106)	-	-
Total	$82,869	$(46)	$82,555	$360

At December 31, 2015:
Securities available-for-sale:
Municipal securities	$17,656	$-	$17,656	$-
Mortgage-backed securities	16,978	-	16,978	-
Corporate securities	8,939	-	8,939	-
Asset-backed securities	3,732	-	3,732	-
Unrestricted stock	55	55	-	-
Total available-for-sale securities	47,360	55	47,305	-
Loans held for sale	39,583	-	39,583	-
Interest rate lock commitments	393	-	-	393
Unrealized losses, net of gains, on forward sale mortgage-backed securities	(30)	(30)	-	-
Total	$87,306	$25	$86,888	$393

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2016 and December 31, 2015, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At March 31, 2016:
Impaired loans	$15,518	$-	$4,766	$10,752
Other real estate owned	4,587	-	-	4,587
	$20,105	$-	$4,766	$15,339

At December 31, 2015:
Impaired loans	$13,561	$-	$4,400	$9,161
Other real estate owned	4,592	-	-	4,592
	$18,153	$-	$4,400	$13,753

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	Fair Value	Technique	Inputs	Input Value
	(in thousands)
At March 31, 2016:
Impaired loans	$10,752	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	80% - 100% /
			discounted rates	original note rate
Other real estate owned	4,587	Discounted appraisals	Collateral discounts	8.00%-10.00%

Net derivative assets/liabilities:
Interest rate lock commitments	360	Pricing models	Loan closing ratios	25% - 100%
				77% Average

At December 31, 2015:
Impaired loans	$9,161	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/	80% - 100% /
			discounted rates	original note rate
Other real estate owned	4,592	Discounted appraisals	Collateral discounts	8.00%-10.00%

Net derivative assets/liabilities:
Interest rate lock commitments	393	Pricing models	Loan closing ratios	25% - 100%
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

Securities held-to-maturity: The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At March 31, 2016 and December 31, 2015, there were no fair value adjustments for other than temporary impairment of securities held-to-maturity.

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

Trust preferred subordinated debt: The fair value of trust preferred subordinated debt was determined by discounting cash flows using a rate 3% higher than the actual current rate over an estimated remaining term of 11.75 years in 2016 and 12 years in 2015. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 3% higher when available. Under the current capital guidelines, the Company’s trust preferred subordinated debt is included in Tier 1 capital.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at March 31, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2016
Financial Instruments - Assets
Bank term deposits	$19,839	$19,852	$-	$19,852	$-
Investment securities held-to-maturity	14,600	15,109	-	15,109	-
Net non-impaired loans held for investment	433,652	433,781	-	-	433,781

Financial Instruments - Liabilities
Time deposits	125,215	125,520	-	-	125,520
Advances from the Federal Home Loan Bank	12,654	12,802			12,802
Subordinated debentures	19,610	17,057	-	-	17,057

December 31, 2015
Financial Instruments - Assets
Bank term deposits	$16,604	$16,571	$-	$16,571	$-
Investment securities held-to-maturity	14,954	15,226	-	15,226	-
Net non-impaired loans held for investment	446,371	446,535	-	-	446,535

Financial Instruments - Liabilities
Time deposits	132,303	131,889	-	-	131,889
Advances from the Federal Home Loan Bank	2,681	2,681	-	-	2,681
Subordinated debentures	19,610	17,018	-	-	17,018

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

The table below provides the carrying values of derivative instruments of mortgage loan rate lock commitments and forward sale mortgage-backed securities at March 31, 2016 and December 31, 2015:

	Carrying	Carrying	Gain (loss)	Notional
	Value of	Value of	Included	Amount of
Derivatives designated as	Assets	Liabilities	in Income	Derivative
hedging instruments:	(in thousands)

At March 31, 2016:
Mortgage loan rate lock commitments
(hedged through best efforts sales commitments)	$262	$33	$229	$43,085

Mortgage loan rate lock commitments
(hedged through mortgage-backed securities forward sales)	131	-	131	9,335

Forward sale mortgage-backed securities	-	106	(106)	16,000

At December 31, 2015:
Mortgage loan rate lock commitments
(hedged through best efforts sales commitments)	$355	$17	$338	$36,194

Mortgage loan rate lock commitments
(hedged through mortgage-backed securities forward sales)	65	10	55	7,140

Forward sale mortgage-backed securities	2	32	(30)	14,250

The table below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)
Loans held for sale, at fair value	$36,133	$35,593	$540	$39,583	$38,925	$658

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the three months ended March 31, 2016 and 2015, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Loans Held for Sale, At Fair Value
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net gains (losses) resulting from changes in fair value	$(117)	$352

Note N – Impact of recently adopted accounting standards

The FASB published ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, in April 2015. Debt issuance costs are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of such costs. The amortization of debt issuance costs continues to be calculated using the effective interest method and is reported as interest expense. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. These amendments did not have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by:

•	Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income
•	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes
•	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements
•	Allowing equity investments that do not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer

•	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities
•	Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and
•	Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.
•	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements.
•	Clarifying that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets.

The new guidance is effective for the Company’s 2018 interim and annual statements. These amendments are not expected to have a material effect on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in an effort to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions as follows:

•	Accounting for Income Taxes – All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.
•	Classification of Excess Tax Benefits on the Statement of Cash Flows – Excess tax benefits should be classified along with other income tax cash flows as an operating activity.
•	Forfeitures – An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.
•	Minimum Statutory Tax Withholding Requirements – The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.
•	Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax Withholding Purposes – Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.

For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted in any interim or annual period. These amendments are not expected to have a material effect on the Company’s consolidated financial statements.

On March 18, 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations—Reporting Revenue Gross Versus Net, to address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service (i.e., each good or service or bundle of distinct goods or services that is distinct) promised in a contract with a customer. Specifically, the amendments require an entity to (1) identify the specified goods or services (or bundles of goods or services), including rights to goods or services from a third party, and (2) determine whether it controls each specified good or service before each good or service (or right to a third-party good or service) is transferred to the customer. In addition to clarifying the guidance on principal-versus-agent considerations, the ASU amends certain illustrative examples in the revenue standard (and adds new ones) to clarify how an entity would assess whether it is the principal or the agent in a revenue transaction. The amendments affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The new guidance is effective for the Company’s 2018 interim and annual statements. These amendments are not expected to have a material effect on the Company’s consolidated financial statements.

On March 15, 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, to eliminate the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. As a result, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the equity method investor will add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments further require unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method to be recognized in earnings as of the date on which the investment qualifies for the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. No additional disclosures are required at transition. These amendments are not expected to have a material effect on the Company’s consolidated financial statements.

On February 25, 2016, the FASB issued the lease accounting standard, ASU 2016-02, Leases. Under current U.S. generally accepted accounting principles (U.S. GAAP), companies are required to record lease-related assets and obligations on their balance sheet only if the lease meets the definition of a capital lease. The new standard requires a lease to be classified as a finance lease when (1) payments represent substantially all of the fair value of the asset, (2) the lease term is for a major portion of the asset’s economic life, (3) purchase of the asset is considered a bargain, (4) title transfer is automatic at the end of the lease, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Under the new standard, a lessee will account for a finance lease by recognizing amortization of the “right-of-use” (ROU) asset separately from interest on the lease liability. For operating leases, costs will be presented as lease expense and recognized on a straight-line basis in the income statement over the lease term. Importantly, however, the lessee will recognize an asset and a lease liability for both finance leases and operating leases. The only exception to this presentation will be for short-term leases with a term of one year or less, which would not be recognized on a lessee’s balance sheet. For public companies, the new standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018; for private companies, the standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all companies and organizations. The Company currently has several long term leases and will be evaluating the impact of these amendments on its financial statements.

In December 2012, the FASB issued its proposed Accounting Standards Update which set forth a current expected credit loss (“CECL”) model. This model will replace the multiple impairment models that currently exist for debt instruments in U.S. GAAP. The CECL model uses a single expected credit loss measurement objective for the allowance for credit loss. Under this model, the allowance for lifetime expected credit losses, when combined with the reported balance of the debt instrument, would reflect management’s estimate of the cash flows it expects to collect, based on its assessment of credit risk as of the reporting date. The FASB has completed its major decisions in this area, and expects to issue a final standard during the second quarter of 2016. As an SEC filer, the Company will be required to apply the guidance for 2020 interim and annual financial statements. Due to the magnitude of this change, these amendments are expected to have a material effect on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note O – Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2016 and December 31, 2015, pre-approved but unused lines of credit for loans totaled approximately $193,784,000 and $190,789,000, respectively. In addition, we had $1,567,000 and $1,224,000 in standby letters of credit at March 31, 2016 and December 31, 2015, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

The Company leases land for its main office, three loan production offices, and one branch facility under operating leases. Total future minimum lease payments, excluding renewal options, at March 31, 2016 under the leases are as follows:

Future Mininum Lease Payments at March 31, 2016

(in thousands)
Due in one year	$337
Due in Years 2 and 3	666
Due in Years 4 and 5	569
Due after Year 5	2,453
$4,025

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

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.
•	Changes in interest rates could reduce our net interest income.
•	Competition among financial institutions is intense and may increase.
•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged.
•	Regulatory requirements have become more complex and costly over the past few years, especially for community banks. We may be forced to exit certain types of products and services if regulatory costs exceed the benefits.
•	New products developed and new methods of delivering products could result in a reduction in our business and income.
•	Increases in interest rates, increases in warranty losses, or changes in the securitization of mortgages could negatively impact our mortgage banking income.
•	Adverse changes may occur in the securities market.
•	Technology fraud and losses from cyberattacks are a major threat to banks of all sizes, bank service providers and to bank customers. We could experience challenges in meeting future cyber threats if they become more complex and more frequent.
•	Local, state or federal taxing authorities may take tax positions that are adverse to us.
•	Unpredictable natural and other disasters could have an adverse effect on our operations or on the willingness of our customers to access our financial services.

Comparison of Financial Condition

Assets. Our total assets increased by $4.9 million, or 0.70%, from $700.8 million at December 31, 2015, to $705.7 million at March 31, 2016. During the three months ended March 31, 2016, cash and due from banks, interest-bearing deposits with banks, bank term deposits and investment securities increased $18.9 million, loans held-for-sale decreased $3.5 million, and loans held for investment decreased $10.7 million. Our mortgage banking division originates and sells residential mortgage loans through other banks, brokers, our retail offices and three loan production offices. Originations of residential mortgage loans for the first quarter of 2016 were approximately $99 million compared to $166 million in first quarter of 2015. Mortgage originations in 2016 were negatively impacted by less refinancing activity and additional regulation which slowed down processing.

Liabilities. Total deposits decreased by $6.2 million, or 1.03%, from $607.3 million at December 31, 2015, to $601.1 million at March 31, 2016. Our non-interest bearing deposits, which are a major strategic focus, grew $7.0 million, or 5.6% during the first quarter to $132.2 million at March 31, 2016. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB”) advances, repurchase borrowings, and brokered deposits may be utilized where cost beneficial and when necessary to meet liquidity requirements. FHLB advances increased $10 million in the first three months of 2016 as a long-term fixed rate borrowing was obtained to balance the duration of a large fixed rate loan that funded in late 2015 and early 2016. We had approximately $24.7 million in out-of-market time deposits from other institutions and $21.7 million in brokered deposits at March 31, 2016, an aggregate decrease of $2.6 million in these two types of accounts from December 31, 2015. Liquidity levels were elevated in the first quarter of 2016 so time deposits were not aggressively pursued during the period.

Stockholders’ Equity. Total stockholders’ equity increased $1.5 million at March 31, 2016 to $62.7 million, from $61.1 million at December 31, 2015, due primarily to an increase in other comprehensive income and from retained net income.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

General. Net income was $1,101,000 and $1,629,000 for the first quarter of 2016 and 2015, respectively. Net income available to common stockholders was $1,101,000, or $0.22 per diluted share, for the three months ended March 31, 2016 compared to $1,382,000, or $0.40 per diluted share, for the three months ended March 31, 2015. Net income available to common stockholders represents net income less preferred stock dividends. There was no preferred stock dividend in 2016 because all outstanding preferred stock was repurchased in 2015; however, more common stock was outstanding in 2016 due to the private placement stock offering in 2015. Net income declined in 2016 due to a decrease in residential mortgage loan originations and related fee income in our mortgage banking division. Our mortgage banking division recorded a net loss of $166,000 in the first quarter of 2016 compared to net income of $439,000 in the first quarter of 2015. The commercial/retail bank realized net income of $1,358,000 and $1,249,000 in the first quarter of 2016 and 2015, respectively. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. Economic conditions have gradually improved since 2011 in our primary markets as evidenced by increasing retail sales, lower bankruptcies, and decreasing loan charge-offs.

Net interest income. Net interest income, adjusted to a fully taxable basis, was $5,898,000 and $5,904,000 for the three months ended March 31, 2016 and 2015, respectively. The net yield on interest earning assets, adjusted to a fully taxable basis, was 3.61% in the first quarter of 2016 and 3.75% in the first quarter of 2015. Additional liquidity, in the form of an increase in interest bearing deposits with banks, was generated in the first quarter of 2016 from increased stockholders’ equity, from growth in non-interest-bearing demand deposits and from a decline in average loans and investments. The increase in average interest-bearing deposits with banks with an average yield of 0.65% in the first quarter of 2016 negatively impacted the average yield on interest-earning assets and the net yield on average interest-earning assets. Commercial loan originations were strong in the first quarter of 2016, but loan balances did not increase due to several large loan pay-offs and because many of the new construction loans had not materially funded. Our strategic plan and internal focus calls for growth in loans held for investment in 2016 which is anticipated during the last nine months of 2016. The table below provides a detailed analysis of the effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended March 31,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Interest bearing deposits	$95,484	$154	0.65%	$57,512	$61	0.43%
Non-taxable investments (2.)	15,562	174	4.50%	16,277	183	4.56%
Taxable investments	47,971	394	3.30%	49,418	338	2.77%
Loans held for sale	32,597	312	3.85%	43,088	413	3.89%
Loans (2.) (3.)	466,301	5,587	4.82%	472,073	5,612	4.82%
Interest-earning assets	657,915	6,621		638,368	6,607
Yield on average interest-earning assets			4.05%			4.20%

Non interest-earning assets	44,558			44,409

Total assets	$702,473			$682,777

Interest-bearing liabilities
Interest checking	$54,607	$10	0.07%	$50,037	$9	0.07%
Money market and savings	285,398	229	0.32%	295,234	230	0.32%
Time certificates and IRAs	129,305	262	0.81%	143,264	312	0.88%
Other borrowings	30,782	222	2.90%	22,679	152	2.72%
Total interest-bearing liabilities	500,092	723		511,214	703
Cost on average interest-bearing liabilities			0.58%			0.56%
Non-interest-bearing liabilities
Demand deposits	129,367			110,318
Other liabilities	11,035			7,753
Total non-interest-bearing liabilities	140,402			118,071
Total liabilities	640,494			629,285
Stockholders' equity	61,979			53,492
Total liabilities and equity	$702,473			$682,777
Net interest income		$5,898			$5,904
Net yield on average interest-earning assets			3.61%			3.75%
Interest rate spread			3.47%			3.64%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. There was no provision for loan losses in the first quarter of 2016 compared to a provision of $300,000 for the first quarter of 2015. The amount of the provision for loan losses decreased in 2016 because positive loan loss trends resulted in a decline in allowances for loan losses on non-impaired loans. Loan recoveries in excess of loan charge-offs were $97,000 and $134,000 in the first three months of 2016 and 2015, respectively, and positively impacted the provision for loan losses in both 2015 and 2016. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $2,289,000 for the three months ended March 31, 2016 compared to $3,283,000 for the three months ended March 31, 2015. Mortgage banking income decreased $1,204,000, or 41.4%, due to a decrease of approximately 41% in residential mortgage loan originations and related sales. Mortgage banking income consists of loan origination fees, gains from sales of loans and related servicing assets, and from the increase (decrease) in the value of interest rate lock commitments. Gain on sale of Small Business Administration (“SBA”) loans was $237,000 in the first quarter of 2016 compared to no gains in the first quarter of 2015. Origination of SBA loans is a relatively new service which we expect should continue to positively impact non-interest income.

Non-interest expense. Total non-interest expense amounted to $6,630,000 and $6,542,000 for the three months ended March 31, 2016 and 2015, respectively. Salaries and employee benefits decreased $81,000, or 1.9%, primarily from a decrease in incentive compensation in our mortgage banking division and commercial/retail bank. Foreclosed property expense increased $176,000 to $45,000 in the first quarter of 2016 from income of $131,000 in the first quarter of 2015 due to fewer gains from foreclosed property sales and higher impairment charges in 2016. Advertising and promotional expense increased $84,000, or 43.5%, in the first quarter of 2016 as advertising was re-emphasized after a change in advertising agencies.

Income taxes. Income tax expense as a percentage of net income before income taxes was 23.0% in the first quarter of 2016 compared to 27.6% in the first quarter of 2015. The income tax rate declined in 2016 because tax-exempt income and income tax credits were a bigger percentage of income before income taxes in first quarter of 2016.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $8,106,000 at March 31, 2016, compared to $7,702,000 at December 31, 2015. Non-performing assets, as a percentage of total assets, was 1.15% at March 31, 2016, compared to 1.10% at December 31, 2015. There were no loans 90 days or more past due and still accruing interest at March 31, 2016 or December 31, 2015, respectively. Other real estate owned was $4,587,000 at March 31, 2016 and $4,592,000 at December 31, 2015. Non-performing assets have declined substantially from 2010 and 2011 due to success in disposing of problem loans and assets, from reduction in new additions to non-performing assets, and from an improved economy. While impaired loans have declined steadily from a few years ago, they increased to $17,178,000 at March 31, 2016 from $14,394,000 at December 31, 2015 due to the addition of two loans on an apartment complex of $2,488,000 to impaired status.

Loans are graded according to an internal loan rating classification system, and “classified loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Classified loans increased to $8,212,000 at March 31, 2016 from $5,931,000 at December 31, 2015 but are down from $13,529,000 at December 31, 2014. The increase in the first quarter of 2016 is due to the inclusion of the previously mentioned loans on an apartment complex to classified assets which have been restructured. Continuing efforts to improve asset quality are a top priority. Loan rating classification information is detailed in Note K to the consolidated financial statements as of March 31, 2016.

The economic conditions in our primary markets in North Carolina, have improved as evidenced by a drop in the unemployment rate. The seasonally adjusted unemployment rate in North Carolina decreased to 5.5% in March 2016 from 5.8% in March 2015. North Carolina’s seasonally adjusted unemployment rate of 5.5% compares unfavorably to 5.0% for the United States but is below the long term average for North Carolina. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Real estate prices have improved in our markets but are still lower than in 2008 in many areas.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $1,660,000 at March 31, 2016 from $833,000 at December 31, 2015, and impaired loans increased to $17,178,000 at March 31, 2016 from $14,394,000 at December 31, 2015. The specific portion of our allowance relating to impaired loans increased in 2016 primarily because two loans secured by an apartment complex required an allowance for loan losses of $869,000 based on updated collateral assessments. The general portion of our allowance for loan losses decreased to $4,309,000 on non-impaired loans of $437,961,000 at March 31, 2016 from $5,039,000 on non-impaired loans of $451,410,000 at December 31, 2015. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.05% on other consumer to 2.06% on commercial and industrial loans, to categories of non-impaired loans at each period end. We changed our methodology in 2015 of estimating annual loss ratios inherent in the loan portfolio by averaging loan charge-offs, net of recoveries, for the past five years from four years utilized in 2014. The change to five years in 2015 from four years produced a higher allowance and higher provision of approximately $571,000 in 2015. A similar change from three years in 2013 to four years in 2014 produced a higher allowance and provision in 2014 by approximately $825,000. We believe that using five years to calculate the estimated loss ratios more accurately reflects expected losses over time.

The qualitative component of the general section of our allowance for loan losses, including a small unallocated allowance, was $880,000 and $1,185,000 at March 31, 2016 and December 31, 2015, respectively.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan recoveries (recoveries minus charge-offs) totaled $97,000 and $134,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Our primary sources of internally generated funds are principal and interest payments on loans receivable, non-interest income and proceeds from loan sales related to residential mortgage banking, and cash flows generated from operations. External sources of funds include increases in deposits, repurchase agreements, lines of credit from banks, including the Federal Reserve, and advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, bank term deposits, investment securities available-for-sale, and loans held for sale by our mortgage banking division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its anticipated needs. During the first three months of 2016, our levels of short-term liquidity increased due to a decline in loans and a $10 million long term advance from FHLB which was obtained to balance the duration risk of an $11.5 million fixed rate loan. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks increased to $92.7 million at March 31, 2016 from $75.8 million at December 31, 2015. We maintained substantial secondary sources of liquidity during 2015 and 2016 in the form of unused secured lines of credit from the FHLB and the Federal Reserve which in total approximated $149 million at March 31, 2016. We also have $25 million in discretionary, uncommitted, unsecured Federal funds lines from three correspondent banks.

We are subject to various regulatory capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2016 and December 31, 2015, our levels of capital exceeded all applicable published regulatory requirements. During 2013, Basel III capital requirements were adopted by United States banking regulators. Under Basel III regulations, a capital conservation buffer, ranging from 0.625% in 2016 to 2.50% in 2019, must be added to current minimum risk-based capital ratios to arrive at higher capital requirements. A common equity Tier 1 risk-based capital ratio was also established by the new regulations and ranges from 4.5% in 2015 to 7.0% in 2019 when the full 2.5% conservation buffer is effective. The new regulations change risk weights for certain on and off balance sheet assets and require deductions from capital for certain types of assets. Capital ratios for Carolina Bank were as follows at March 31, 2016 and December 31, 2015, respectively: Tier 1 leverage – 9.74%, 9.71%; Tier 1 risk-based – 12.62%, 12.09%; Common Equity Tier 1 risk-based – 12.62%, 12.09%; Total risk-based – 14.40%, 13.81%. The increase in capital ratios from December 31, 2015 to March 31, 2016 resulted from retained income and a decrease in higher risk weighted assets.

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

On March 31, 2015, the Company issued 15,500 shares of convertible preferred stock, Series B, at $975 per share in a private placement offering and received $14.1 million in net proceeds. The net proceeds from the offering were used to retire the remaining Series A preferred stock of $11.0 million in May 2015 and to improve capital levels. The convertible preferred stock, Series B, was converted into 1,550,000 shares of common stock in May 2015.

Regulatory requirements have become more complex and costly over the past few years, especially for community banks. The Company has been challenged to find the human and system resources to implement the many new regulatory requirements that pertain to banks. The Company may discontinue certain products and services in the future if the regulatory costs exceed the expected benefits.

Interest Rate Sensitivity

Interest rate sensitivity management is concerned with the timing and magnitude of repricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Our simulation analysis indicates, in the absence of growth or changes in interest rates or changes in the mix of assets and liabilities, our net interest income will decrease approximately 3.4% for the year ended March 31, 2017 from the year ended December 31, 2015; however, our simulation analysis also indicates that net interest income will increase from the aforementioned year ended March 31, 2017 simulation if short-term interest rates rise. Our simulation analysis indicates that our net interest income will increase 4.0%, 8.8%, 13.7% and 13.8% in one year above the aforementioned March 31, 2017 simulation, if interest rates immediately rise 1%, 2%, 3%, and 4%, respectively. The increase in net interest income in one year in the above simulation is 1.5%, 3.2%, 5.1% and 6.4% if interest rates rise gradually 1%, 2%, 3%, and 4%, respectively. Our strategic plan projects growth in loans held for investment and in non-interest bearing deposits in order to grow net interest income in 2016 and beyond.

There are a number of assumptions listed below that impact our simulation modeling. These assumptions may change due to external or internal forces:

•	Our Carolina Bank prime interest rate is 4.50% compared to the Wall Street Journal prime interest rate which is 3.50%. We expect the Carolina Bank prime interest rate to rise less than the Wall Street Journal prime interest rate until the two reached parity at 5.00%. Approximately 15% of our loans held for investment, or $69.1 million at March 31, 2015, adjust with the Carolina Bank prime interest rate.

•	Floors have been obtained on a number of our variable rate loans which improves our loan yields in a low interest rate environment.
•	Most of our home equity lines of credit are variable rate and adjust with the Wall Street Journal Prime rate. These borrowers may choose to switch to fixed rate loans when short term interest rates rise.
•	Our money market and premium savings account rates, whose balances account for approximately 45% of our deposits, only rise 0.60% with the first 1% increase in the Federal funds rate, then rise 0.65% with the second 1% increase in the Federal funds rate, then rise 0.70% with the third 1% increase in the Federal funds rate, and increase 0.75% for the fourth increase in the Federal funds rate.
•	Early pre-payment of loans, both variable and fixed, have been substantial in 2015 and 2016. Although historical data is used to simulate future pre-payments, simulation modeling noted above assumes replacement of like new loans with those paid off which may not occur.

Although net interest income is projected to increase as rates rise, net income is projected to fall when interest rates rise gradually due to the negative impact that higher rates have on mortgage loan originations and related mortgage banking income. The provision for loan losses is also projected to increase as interest rates rise due to added stress on borrowers from higher loan payments.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2016. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2016. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2016, in XBRL (eXetensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: May 12, 2016	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: May 12, 2016	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2016, in XBRL (eXetensible Business Reporting Language).

