Form 10-Q
period 2016-06-30
CAROLINA BANK HOLDINGS INC
filed 2016-08-12
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

There were 5,044,858 shares of the Issuer’s common stock, $1.00 par value, outstanding as of August 11, 2016.

CAROLINA BANK HOLDINGS, INC.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$6,869	$6,559
Interest-bearing deposits with banks	45,352	69,233
Bank term deposits	18,847	16,604
Securities available-for-sale, at fair value	45,610	47,360
Securities held-to-maturity (fair values of $14,988 in 2016 and $15,226 in 2015)	14,370	14,954
Loans held for sale	57,432	39,583
Loans	476,783	465,804
Less allowance for loan losses	(5,618)	(5,872)
Net loans	471,165	459,932
Premises and equipment, net	18,618	19,007
Other real estate owned	4,212	4,592
Bank-owned life insurance	12,024	11,843
Other assets	11,996	11,131
Total assets	$706,495	$700,798

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing demand	$140,717	$125,189
NOW, money market and savings	337,313	349,815
Time	121,118	132,303
Total deposits	599,148	607,307

Advances from the Federal Home Loan Bank	12,627	2,681
Securities sold under agreements to repurchase	47	47
Subordinated debentures	19,610	19,610
Other liabilities and accrued expenses	10,943	10,014
Total liabilities	642,375	639,659

Commitments and contingencies - Note P
Stockholders' equity
Preferred stock, no par value, authorized 1,000,000 shares;
Series A preferred stock - none issued and outstanding	-	-
Series B convertible preferred stock - none issued and outstanding	-	-
Common stock, $1 par value; authorized 20,000,000 shares;
issued and outstanding 5,043,108 in 2016 and 5,021,330 in 2015	5,043	5,021
Additional paid-in capital	29,448	29,234
Retained earnings	28,518	26,174
Stock in directors' rabbi trust	(2,015)	(1,831)
Directors' deferred fees obligation	2,015	1,831
Accumulated other comprehensive income	1,111	710
Total stockholders’ equity	64,120	61,139
Total liabilities and stockholders’ equity	$706,495	$700,798

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Interest income
Loans	$6,153	$6,025	$11,983	$12,017
Investment securities, taxable	325	325	717	663
Investment securities, non taxable	115	125	233	247
Interest from deposits in banks	140	65	294	126
Total interest income	6,733	6,540	13,227	13,053

Interest expense
NOW, money market, savings	227	237	466	476
Time deposits	246	287	508	599
Other borrowed funds	231	151	453	303
Total interest expense	704	675	1,427	1,378

Net interest income	6,029	5,865	11,800	11,675
Provision for loan losses	-	535	-	835
Net interest income after provision for loan losses	6,029	5,330	11,800	10,840
Non-interest income
Service charges	307	312	598	615
Mortgage banking income	2,879	3,721	4,582	6,628
Gain on sale of SBA loans	-	-	237	-
Other	83	95	141	168
Total non-interest income	3,269	4,128	5,558	7,411

Non-interest expense
Salaries and benefits	4,443	4,582	8,680	8,900
Occupancy and equipment	699	759	1,448	1,535
Foreclosed property expense	43	155	88	24
Professional fees	507	454	922	903
Outside data processing	277	265	551	539
FDIC insurance	108	130	201	261
Advertising and promotion	213	160	490	353
Stationery, printing and supplies	160	147	291	298
Merger expense	585	-	585	-
Other	419	449	828	830
Total non-interest expense	7,454	7,101	14,084	13,643

Income before income taxes	1,844	2,357	3,274	4,608
Income tax expense	601	691	930	1,313
Net income	1,243	1,666	2,344	3,295
Dividends and accretion on preferred stock	-	94	-	341
Net income available to common stockholders	$1,243	$1,572	$2,344	$2,954
Net income per common share
Basic	$0.25	$0.38	$0.47	$0.78
Diluted	$0.25	$0.32	$0.46	$0.70

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Net income	$1,243	$1,666	$2,344	$3,295

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	181	(515)	608	(340)
Tax effect	(62)	175	(207)	116
Reclassification of gains recognized in net income	-	-	-	(27)
Tax effect	-	-	-	9
	119	(340)	401	(242)

Comprehensive income	$1,362	$1,326	$2,745	$3,053

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (unaudited)

Six months ended June 30, 2016 and 2015

						Stock in	Directors'	Accumulated
		Convertible		Additional		Directors'	Deferred	Other
	Preferred	Preferred	Common	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2015	$-	$-	$5,021	$29,234	$26,174	$(1,831)	$1,831	$710	$61,139

Net income	-	-	-	-	2,344	-	-	-	2,344
Other comprehensive income, net of tax	-	-	-	-	-	-	-	401	401
Stock options exercised			22	214	-	-	-	-	236
Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(184)	184	-	-

Balance, June 30, 2016	$-	$-	$5,043	$29,448	$28,518	$(2,015)	$2,015	$1,111	$64,120

Balance, December 31, 2014	$10,994	$-	$3,435	$16,339	$20,748	$(1,465)	$1,465	$1,139	$52,655

Net income	-	-	-	-	3,295	-	-	-	3,295
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(242)	(242)

Directors' fees deferred less payment of deferred fees	-	-	-	-	-	(176)	176	-	-
Stock options exercised	-	-	2	16	-	-	-	-	18
Convertible preferred stock issued	-	14,069	-	-	-	-	-	-	14,069
Convertible preferred stock converted to common stock	-	(14,069)	1,549	12,520	-	-	-	-	-
Preferred stock retired	(10,994)	-	-	-	-	-	-	-	(10,994)
Preferred stock dividends	-	-	-	-	(341)	-	-	-	(341)

Balance, June 30, 2015	$-	$-	$4,986	$28,875	$23,702	$(1,641)	$1,641	$897	$58,460

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months
	Ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$2,344	$3,295
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	-	835
Depreciation	416	412
Increase in cash surrender value of bank-owned life insurance	(181)	(177)
Deferred income taxes (benefit)	(153)	290
Amortization, net of accretion	110	56
Capitalized interest on fixed asset construction	-	(26)
Increase in fair value of loans held for sale	(480)	(556)
(Gain) loss on sale of other real estate owned	17	(183)
Gain on sale of investments	-	(27)
Gain on sale of loans held for sale	(4,256)	(5,537)
Impairment of other real estate owned	77	173
Proceeds from sale of loans held for sale	236,671	353,044
Originations of loans held for sale	(249,784)	(378,068)
Increase in interest rate lock commitments	(205)	(613)
Increase in other assets	(727)	(941)
Increase in other liabilities and accrued expenses	943	1,065
Net cash used for operating activities	(15,208)	(26,958)

Cash flows from investing activities
Increase in bank term deposits	(2,243)	-
Purchases of investment securities available-for-sale	(2,150)	(595)
Maturities and calls of securities available-for-sale	782	979
Maturities and calls of securities held-to-maturity	216	176
Repayments from mortgage-backed securities available-for-sale	3,678	992
Repayments from mortgage-backed securities held-to-maturity	305	335
Net (increase) decrease in loans	(11,681)	9,081
Proceeds from sales of investment securities	-	1,295
Improvements to other real estate owned	(327)	-
Purchases of premises and equipment	(27)	(991)
Proceeds from sales of other real estate owned	1,061	816
Net cash provided by (used for) investing activities	(10,386)	12,088

Cash flows from financing activities
Net decrease in deposits	(8,159)	(2,179)
Net proceeds from issuance of preferred stock converted to common stock	-	14,069
Repurchase of preferred stock	-	(10,994)
Net increase (decrease) in advances from the Federal Home Loan Bank	9,946	(52)
Decrease in securities sold under agreements to repurchase	-	(113)
Proceeds from exercise of stock options	236	18
Dividends paid on preferred stock	-	(465)
Net cash provided by financing activities	2,023	284

Net decrease in cash and cash equivalents	(23,571)	(14,586)
Cash and cash equivalents at beginning of period	75,792	46,174
Cash and cash equivalents at end of period	$52,221	$31,588

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,388	$1,424
Cash paid during the period for income taxes	$1,102	$1,334
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$448	$548
Change in unrealized gains on securities available-for-sale, net of tax	$401	$(242)

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

Note B – Business combinations

On June 21, 2016, the Holding Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with First Bancorp, under which, upon the terms and subject to the conditions set forth in the Merger Agreement, the Holding Company will merge with and into First Bancorp, with First Bancorp as the surviving corporation in the merger. In connection with the merger, the Bank will merge with and into First Bancorp’s wholly owned bank subsidiary, with First Bancorp’s bank subsidiary surviving the bank merger. Under the terms and subject to the conditions of the Merger Agreement, Holding Company stockholders will have the right to receive 1.002 shares of First Bancorp common stock or $20 in cash, or a combination thereof, for each share of Holding Company stock. The total merger consideration will be prorated as necessary to ensure that 25% of the total outstanding shares of the Holding Company common stock will be exchanged for cash and 75% of the total outstanding shares of the Holding Company common stock will be exchanged for shares of First Bancorp common stock. The merger is subject to, among other things, regulatory and Holding Company stockholder approval and other customary closing conditions and is currently expected to close in the fourth quarter of 2016 or first quarter of 2017.

Note C – Consolidation

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

Note D – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for future annual periods.

The Company’s consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) Topic 105, “The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles”, which codifies generally accepted accounting principles (“GAAP”) in the United States.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the consolidated financial statements of the Company as of and for the years ended December 31, 2015 and 2014, filed with the Securities and Exchange Commission as part of the Company’s annual report on Form 10-K. The financial statements included in this report should be read in conjunction with the Company’s annual consolidated financial statements.

Note E – Use of estimates

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

Note F – Stock compensation plans

The Company’s stockholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors and two incentive stock option plans for management and employees. The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock were reserved for issuance under the terms of the Omnibus Plan, and 490,000 shares remained available for grant at June 30, 2016.

There were no stock option grants in the first six months of 2016 or 2015. There was no compensation expense in the six months ended June 30, 2016 or 2015 related to stock options. At June 30, 2016, there was no unrecognized compensation cost related to unvested share-based compensation.

As a result of the exercise of stock options, 21,778 new shares of common stock were issued in the first six months of 2016.

Note G – Earnings per common share

Earnings per common share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the three and six months ended June 30, 2016 and 2015, basic earnings per common share has been computed based upon the weighted average common shares outstanding.

The only potential issuances of Company common stock at this time are stock options granted to various officers of the Bank. Convertible preferred stock, which was sold in a private placement offering on March 31, 2015 and later converted to 1,550,000 shares of common stock, was included in diluted weighted average common shares for one day in the first quarter of 2015 and for the entire second quarter of 2015. The following is a summary of the diluted earnings per common share calculation for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)

Net income available to common stockholders	$1,243	$1,572	$2,344	$2,954

Weighted average outstanding shares - basic	5,039	4,099	5,037	3,769
Dilutive effect of stock options and convertible preferred stock	4	890	5	456
Weighted average shares - diluted	5,043	4,989	5,042	4,225

Diluted net income per share	$0.25	$0.32	$0.46	$0.70

For the three months ended June 30, 2016 and 2015, there were stock options covering 0 and 26,570 shares, respectively, that were excluded in computing diluted common shares outstanding given that they were anti-dilutive since the exercise price exceeded the average market price for the period.

Note H – Preferred stock and convertible preferred stock

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

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes qualify as Tier 2 capital for the Bank, subject to a 20% annual reduction which began on October 1, 2013 and continues each year thereafter until maturity. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The Board of Directors approved the retirement of these notes, subject to regulatory approval, in July 2016. The expenses of the offering of $373,000 were capitalized at issuance and were amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of credit and general creditors.

Note J – Operating segments

The Company is considered to have three principal business segments in 2016 and 2015, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company. The Mortgage Banking Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage banking division in July 2010. Financial performance, reflective of inter-company and intra-company eliminations, for the three and six months ended June 30, 2016 and 2015, and selected balance sheet information, reflective of inter-company and intra-company eliminations, at June 30, 2016 and 2015 for each segment is as follows:

	Three months ended June 30, 2016				Three months ended June 30, 2015
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$6,333	$398	$2	$6,733	$5,981	$557	$2	$6,540
Interest expense	240	398	66	704	59	557	59	675
Net interest income (loss)	6,093	-	(64)	6,029	5,922	-	(57)	5,865
Provision for loan losses	-	-	-	-	535	-	-	535
Net interest income (loss) after provision for loan losses	6,093	-	(64)	6,029	5,387	-	(57)	5,330
Non-interest income	367	2,902	-	3,269	407	3,721	-	4,128
Non-interest expense	4,380	2,445	629	7,454	4,373	2,657	71	7,101
Income (loss) before income taxes	2,080	457	(693)	1,844	1,421	1,064	(128)	2,357
Income tax (benefit) expense	555	172	(126)	601	320	415	(44)	691
Net income (loss)	$1,525	$285	$(567)	$1,243	$1,101	$649	$(84)	$1,666

	Six months ended June 30, 2016				Six months ended June 30, 2015
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$12,513	$710	$4	$13,227	$12,079	$970	$4	$13,053
Interest expense	583	711	133	1,427	291	970	117	1,378
Net interest income (loss)	11,930	(1)	(129)	11,800	11,788	-	(113)	11,675
Provision for loan losses	-	-	-	-	835	-	-	835
Net interest income (loss) after provision for loan losses	11,930	(1)	(129)	11,800	10,953	-	(113)	10,840
Non-interest income	953	4,605	-	5,558	783	6,628	-	7,411
Non-interest expense	8,974	4,409	701	14,084	8,650	4,889	104	13,643
Income (loss) before income taxes	3,909	195	(830)	3,274	3,086	1,739	(217)	4,608
Income tax (benefit) expense	1,026	76	(172)	930	736	651	(74)	1,313
Net income (loss)	$2,883	$119	$(658)	$2,344	$2,350	$1,088	$(143)	$3,295

Total assets	$647,038	$58,979	$478	$706,495	$610,520	$72,756	$409	$683,685
Net loans	471,165	57,432	-	528,597	455,205	70,897	-	526,102
Equity	2,883	119	61,118	64,120	2,350	1,088	55,022	58,460

The mortgage banking division experienced strong growth in originations from 2007 through 2012 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Origination of home mortgage loans has been volatile over the past few years and is dependent on a number of factors including the level of interest rates, general economic conditions, real estate values, and underwriting criteria to qualify borrowers. Mortgage loan originations were $249.8 million, $378.1 million, $248.6 million, and $572.7 million for the first six months of 2016, 2015, 2014, and 2013, respectively. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty provisions and related warranty liabilities were established in 2009 and subsequent years to provide for potential claims that might arise from borrower fraud, underwriting errors, or compliance assessments. Warranty expense was $23,000 and $53,000 for the three months ended June 30, 2016 and 2015, respectively, and was $23,000 and $96,000 for the six months ended June 30, 2016 and 2015, respectively. The lower warranty expense in 2016 relates to lower originations and an updated study of historical claims and various market data conducted in 2016. The warranty liability, which is available to fund future warranty claims, was $1,570,000 and $1,547,000 at June 30, 2016 and December 31, 2015, respectively. Claims incurred since establishment of the mortgage division in 2007 have totaled $1,116,000. In addition, eleven loans with a total current carrying balance, including fair value loss adjustments recorded when transferred, of $2,734,000 have been repurchased and are included in loans held for investment.

Note K – Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
June 30, 2016

Available-for-sale
Municipal securities	$16,474	$812	$-	$17,286
FNMA, FHLMC, and GNMA mortgage-backed securities	12,881	671	-	13,552
Corporate securities	11,060	68	10	11,118
Asset-backed securities	3,469	129	-	3,598
Unrestricted stock	43	13	-	56
	$43,927	$1,693	$10	$45,610

Held-to-maturity
Municipal securities	$7,207	$365	$-	$7,572
FNMA mortgage-backed securities	4,944	126	-	5,070
Corporate securities	500	-	-	500
Asset-backed securities	1,719	127	-	1,846
	$14,370	$618	$-	$14,988

December 31, 2015

Available-for-sale
Municipal securities	$17,095	$569	$8	$17,656
FNMA, FHLMC, and GNMA mortgage-backed securities	16,589	390	1	16,978
Corporate securities	8,903	58	22	8,939
Asset-backed securities	3,654	78	-	3,732
Unrestricted stock	43	12	-	55
	$46,284	$1,107	$31	$47,360

Held-to-maturity
Municipal securities	$7,360	$204	$-	$7,564
FNMA mortgage-backed securities	5,251	17	15	5,253
Corporate securities	500	-	-	500
Asset-backed securities	1,843	66	-	1,909
	$14,954	$287	$15	$15,226

The scheduled maturities of debt securities available-for-sale and held-to-maturity at June 30, 2016 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$4,983	$5,001	$84	$84	$5,067	$5,085
Due from one to five years	8,562	8,879	1,770	1,954	10,332	10,833
Due from five to ten years	6,288	6,578	5,232	5,439	11,520	12,017
Over ten years	7,617	7,862	9,348	9,757	16,965	17,619
	$27,450	$28,320	$16,434	$17,234	$43,884	$45,554
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	3,836	3,968	-	-	3,836	3,968
Over ten years	3,870	4,103	6,664	6,917	10,534	11,020
	$7,706	$8,071	$6,664	$6,917	$14,370	$14,988

Securities with a carrying value of approximately $14,201,000 and $24,240,000 were pledged to secure retail repurchase agreements and certain deposits at June 30, 2016 and 2015, respectively.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At June 30, 2016, two corporate debt securities with $1,970,000 in fair value, had total unrealized losses of $10,000. Values on these securities with unrealized losses fluctuate based on changes in the values of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institutions, financial performance of the related institutions, world events, and demand for the securities. As management has the ability and intent to hold these debt securities until maturity, no declines are deemed to be other-than-temporary.

Information pertaining to securities with gross unrealized losses at June 30, 2016 and December 31, 2015, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
June 30, 2016:
Corporate securities	1	$994	$6	1	$976	$4	2	$1,970	$10
Total	1	$994	$6	1	$976	$4	2	$1,970	$10

December 31, 2015:
Municipal securities	3	$3,440	$2	1	$244	$6	4	$3,684	$8
FNMA and FHLMC
mortgage-backed securities	2	5,414	16	0	-	-	2	5,414	16
Corporate securities	1	985	15	1	973	7	2	1,958	22
Total	6	$9,839	$33	2	$1,217	$13	8	$11,056	$46

Note L – Loans and allowance for loan losses

The activity in the allowance for loan losses for the first six months of 2016 and year ended 2015 and related asset balances at June 30, 2016 and December 31, 2015 is summarized as follows:

	Construction &	Commercial	Home equity	Residential	Commercial	Consumer
	development	real estate	lines	real estate	& industrial	& other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
2016
Beginning of year balance	$1,005	$2,546	$441	$507	$1,309	$20	$44	$5,872
Provision for loan losses	(367)	549	80	(26)	(277)	9	32	-
Charge-offs	-	(588)	(37)	(39)	-	(2)	-	(666)
Recoveries	87	150	3	45	124	3	-	412
Balance at June 30	$725	$2,657	$487	$487	$1,156	$30	$76	$5,618
2015
Beginning of year balance	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Provision for loan losses	(490)	1,691	(332)	48	327	(12)	(147)	1,085
Charge-offs	-	(2,990)	(104)	(130)	(914)	(7)	-	(4,145)
Recoveries	-	1,701	111	106	483	11	-	2,412
Balance at December 31	$1,005	$2,546	$441	$507	$1,309	$20	$44	$5,872

Balances at June 30, 2016
Allowance for loan losses:
Balance at June 30	$725	$2,657	$487	$487	$1,156	$30	$76	$5,618
Ending balance individually
evaluated for impairment	$10	$796	$86	$238	$9	$-	$-	$1,139
Ending balance collectively
evaluated for impairment	$715	$1,861	$401	$249	$1,147	$30	$76	$4,479
Loans Outstanding:
Balance at June 30	$66,343	$216,859	$80,332	$54,398	$55,252	$3,599	$-	$476,783
Ending balance individually
evaluated for impairment	$415	$10,468	$436	$4,426	$332	$-	$-	$16,077
Ending balance collectively
evaluated for impairment	$65,928	$206,391	$79,896	$49,972	$54,920	$3,599	$-	$460,706

Balances at December 31, 2015
Allowance for loan losses:
Balance at December 31	$1,005	$2,546	$441	$507	$1,309	$20	$44	$5,872
Ending balance individually
evaluated for impairment	$12	$480	$51	$272	$18	$-	$-	$833
Ending balance collectively
evaluated for impairment	$993	$2,066	$390	$235	$1,291	$20	$44	$5,039
Loans Outstanding:
Balance at December 31	$62,289	$213,987	$78,952	$52,363	$55,641	$2,572	$-	$465,804
Ending balance individually
evaluated for impairment	$175	$9,044	$390	$4,423	$362	$-	$-	$14,394
Ending balance collectively
evaluated for impairment	$62,114	$204,943	$78,562	$47,940	$55,279	$2,572	$-	$451,410

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

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At June 30, 2016
Real Estate Loans:
Construction & development	$-	$-	$415	$415	$65,928	$66,343	$-
Commercial real estate	-	-	3,366	3,366	213,493	216,859	-
Home equity lines	94	204	311	609	79,723	80,332	-
Residential real estate	74	92	1,009	1,175	53,223	54,398	-
Total real estate	168	296	5,101	5,565	412,367	417,932	-
Commercial & industrial	-	-	-	-	55,252	55,252	-
Consumer & other	18	-	-	18	3,581	3,599	-
Total loans	$186	$296	$5,101	$5,583	$471,200	$476,783	$-

At December 31, 2015
Real Estate Loans:
Construction & development	$22	$-	$175	$197	$62,092	$62,289	$-
Commercial real estate	-	-	1,735	1,735	212,252	213,987	-
Home equity lines	125	-	265	390	78,562	78,952	-
Residential real estate	528	180	935	1,643	50,720	52,363	-
Total real estate	675	180	3,110	3,965	403,626	407,591	-
Commercial & industrial	-	-	-	-	55,641	55,641	-
Consumer & other	-	-	-	-	2,572	2,572	-
Total loans	$675	$180	$3,110	$3,965	$461,839	$465,804	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At June 30, 2016 and December 31, 2015, the total recorded investment in impaired loans amounted to approximately $16,077,000 and $14,394,000, respectively. Of these impaired loans, $5,101,000 and $3,110,000 were on non-accrual status at June 30, 2016 and December 31, 2015, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
June 30, 2016
With no related allowance recorded
Real Estate Loans:
Construction & development	$-	$-	$-	$-	$-
Commercial real estate	3,207	3,999	-	5,187	53
Home equity lines	187	360	-	361	8
Residential real estate	2,588	2,828	-	2,862	62
Total real estate	5,982	7,187	-	8,410	123
Commercial & industrial	-	-	-	-	-
Consumer & other	-	-	-	-	-
Total loans	5,982	7,187	-	8,410	123
With an allowance recorded
Real Estate Loans:
Construction & development	415	418	10	235	3
Commercial real estate	7,261	7,784	796	7,845	186
Home equity lines	249	249	86	250	2
Residential real estate	1,838	1,944	238	1,963	45
Total real estate	9,763	10,395	1,130	10,293	236
Commercial & industrial	332	332	9	353	9
Consumer & other	-	-	-	-	-
Total loans	10,095	10,727	1,139	10,646	245
Total impaired loans	$16,077	$17,914	$1,139	$19,056	$368
December 31, 2015
With no related allowance recorded
Real Estate Loans:
Construction & development	$-	$-	$-	$-	$-
Commercial real estate	2,819	3,380	-	7,484	193
Home equity lines	193	360	-	362	16
Residential real estate	2,565	2,689	-	2,754	149
Total real estate	5,577	6,429	-	10,600	358
Commercial & industrial	-	-	-	-	-
Consumer & other	-	-	-	-	-
Total loans	5,577	6,429	-	10,600	358
With an allowance recorded
Real Estate Loans:
Construction & development	175	175	12	97	1
Commercial real estate	6,225	6,453	480	6,569	358
Home equity lines	197	265	51	265	11
Residential real estate	1,858	1,955	272	2,057	100
Total real estate	8,455	8,848	815	8,988	470
Commercial & industrial	362	362	18	383	20
Consumer & other	-	-	-	-	-
Total loans	8,817	9,210	833	9,371	490
Total impaired loans	$14,394	$15,639	$833	$19,971	$848

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual status, and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(in thousands)
Real Estate Loans:
Construction & development	$415	$175
Commercial real estate	3,366	1,735
Home equity lines	311	265
Residential real estate	1,009	935
Total real estate	5,101	3,110
Commercial & industrial	-	-
Consumer & other	-	-
Total loans	$5,101	$3,110

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Classified - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

At June 30, 2016
	Pass	Special Mention	Classified	Total
	(in thousands)
Real Estate Loans:
Construction & development	$65,928	$-	$415	$66,343
Commercial real estate	204,047	9,284	3,528	216,859
Home equity lines	79,184	297	851	80,332
Residential real estate	50,892	1,237	2,269	54,398
Total real estate	400,051	10,818	7,063	417,932
Commercial & industrial	55,230	22	-	55,252
Consumer & other	3,599	-	-	3,599
Total loans	$458,880	$10,840	$7,063	$476,783

At December 31, 2015
	Pass	Special Mention	Classified	Total
	(in thousands)
Real Estate Loans:
Construction & development	$62,110	$-	$179	$62,289
Commercial real estate	202,252	9,270	2,465	213,987
Home equity lines	78,014	128	810	78,952
Residential real estate	48,251	1,635	2,477	52,363
Total real estate	390,627	11,033	5,931	407,591
Commercial & industrial	54,691	950	-	55,641
Consumer & other	2,572	-	-	2,572
Total loans	$447,890	$11,983	$5,931	$465,804

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

As of June 30, 2016 there were no available commitments for troubled debt restructurings outstanding.

The following tables present troubled debt restructurings as of June 30, 2016 and December 31, 2015:

	Troubled Debt Restructurings
	June 30, 2016
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	1	$415	1	$415
Commercial real estate	12	6,941	3	2,208	15	9,149
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,213	1	162	12	2,375
Total real estate	23	9,154	5	2,785	28	11,939
Commercial & industrial	1	332	0	-	1	332
Consumer & other	0	-	0	-	0	-
Total loans	24	$9,486	5	$2,785	29	$12,271

	December 31, 2015
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	1	$175	1	$175
Commercial real estate	12	7,073	1	338	13	7,411
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,252	2	388	13	2,640
Total real estate	23	9,325	4	901	27	10,226
Commercial & industrial	1	362	0	-	1	362
Consumer & other	0	-	0	-	0	-
Total loans	24	$9,687	4	$901	28	$10,588

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

The following table presents newly restructured loans that occurred during the three and six months ended June 30, 2016 and 2015.

	New Troubled Debt Restructurings
	Three Months Ended June 30, 2016
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	0	$-	0	$-
Total real estate	0	-	0	-	0	-	0	-	0	-
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	0	$-	0	$-

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	0	$-	0	$-
Total real estate	0	-	0	-	0	-	0	-	0	-
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	0	$-	0	$-

	Three Months Ended June 30, 2015
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$-	1	$-
Total real estate	0	-	0	-	0	-	1	-	1	-
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	1	$-	1	$-

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$293	1	$293
Total real estate	0	-	0	-	0	-	1	293	1	293
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	1	$293	1	$293

	New Troubled Debt Restructurings
	Six Months Ended June 30, 2016
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$-	1	$-
Commercial real estate	0	-	2	2,488	0	-	0	-	2	2,488
Total real estate	0	-	2	2,488	0	-	1	-	3	2,488
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	2	$2,488	0	$-	1	$-	3	$2,488

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$415	1	$415
Commercial real estate	0	-	2	1,900	0	-	0	-	2	1,900
Total real estate	0	-	2	1,900	0	-	1	415	3	2,315
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	2	$1,900	0	$-	1	$415	3	$2,315

	Six Months Ended June 30, 2015
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

The following table presents the troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the six months ended June 30, 2016 and 2015.

TDRs with a payment default occurring within 12 months of restructure

	During the three months ended
	June 30, 2016		June 30, 2015
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	2	$1,900	0	$-
Residential real estate	0	-	0	-
Total real estate	2	1,900	0	-
Commercial & industrial	0	-	0	-
Total loans	2	$1,900	0	$-

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

Loans secured by one to four family residential properties with unpaid principal balances of $579,000 at June 30, 2016 were in the process of foreclosure. These loans have been evaluated for impairment and related allowances for loan losses have been made where collateral values are less than principal loan balances.

Note M – Fair value measurements

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

The fair value of IRLCs is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing due to delays in meeting commitment closing dates. The Company classifies IRLCs as Level 3. Gain or loss on IRLCs for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. The mortgage banking division resumed reporting IRLCs in the first quarter of 2015 after having suspended recognition in 2014 due to immateriality. Below is a summary of activity related to interest rate lock commitments for the six months ended June 30, 2016 and 2015.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2015 and 2014	$393	$-
Gains included in other income	205	613
Transfers in and out	-	-
Balance, June 30, 2016 and 2015	$598	$613

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

Assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
At June 30, 2016:
Securities available-for-sale:
Municipal securities	$17,286	$-	$17,286	$-
Mortgage-backed securities	13,552	-	13,552	-
Corporate securities	11,118	-	11,118	-
Asset backed securities	3,598	-	3,598	-
Unrestricted stock	56	56	-	-
Total available-for-sale securities	45,610	56	45,554	-
Loans held for sale	57,432	-	57,432	-
Interest rate lock commitments	598	-	-	598
Unrealized losses, net of gains, on forward
sale mortgage-backed securities	(366)	(366)	-	-
Total	$103,274	$(310)	$102,986	$598

At December 31, 2015:
Securities available-for-sale:
Municipal securities	$17,656	$-	$17,656	$-
Mortgage-backed securities	16,978	-	16,978	-
Corporate securities	8,939	-	8,939	-
Asset-backed securities	3,732	-	3,732	-
Unrestricted stock	55	55	-	-
Total available-for-sale securities	47,360	55	47,305	-
Loans held for sale	39,583	-	39,583	-
Interest rate lock commitments	393	-	-	393
Unrealized losses, net of gains, on forward
sale mortgage-backed securities	(30)	(30)	-	-
Total	$87,306	$25	$86,888	$393

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At June 30, 2016 and December 31, 2015, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At June 30, 2016:
Impaired loans	$14,938	$-	$4,357	$10,581
Other real estate owned	4,212	-	-	4,212
	$19,150	$-	$4,357	$14,793

At December 31, 2015:
Impaired loans	$13,561	$-	$4,400	$9,161
Other real estate owned	4,592	-	-	4,592
	$18,153	$-	$4,400	$13,753

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	Fair Value	Technique	Inputs	Input Value
	(in thousands)
At June 30, 2016:
Impaired loans	$10,581	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/ discounted rates	80% - 100% / original note rate
Other real estate owned	4,212	Discounted appraisals	Collateral discounts	8.00%-10.00%

Net derivative assets/liabilities:
Interest rate lock commitments	598	Pricing models	Loan closing ratios	25% - 100%
				78% Average

At December 31, 2015:
Impaired loans	$9,161	Discounted appraisals	Collateral discounts	8.00%-10.00%
		Discounted cash flows	Cash flow estimates/ discounted rates	80% - 100% / original note rate
Other real estate owned	4,592	Discounted appraisals	Collateral discounts	8.00%-10.00%

Net derivative assets/liabilities:
Interest rate lock commitments	393	Pricing models	Loan closing ratios	25% - 100%
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

Securities held-to-maturity: The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At June 30, 2016 and December 31, 2015, there were no fair value adjustments for other than temporary impairment of securities held-to-maturity.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at June 30, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2016
Financial Instruments - Assets
Bank term deposits	$18,847	$18,875	$-	$18,875	$-
Investment securities held-to-maturity	14,370	14,988	-	14,988	-
Net non-impaired loans held for investment	456,227	456,656	-	-	456,656

Financial Instruments - Liabilities
Time deposits	121,118	121,425	-	-	121,425
Advances from the Federal Home Loan Bank	12,627	12,879	-	-	12,879
Subordinated debentures	19,610	17,102	-	-	17,102

December 31, 2015
Financial Instruments - Assets
Bank term deposits	$16,604	$16,571	$-	$16,571	$-
Investment securities held-to-maturity	14,954	15,226	-	15,226	-
Net non-impaired loans held for investment	446,371	446,535	-	-	446,535

Financial Instruments - Liabilities
Time deposits	132,303	131,889	-	-	131,889
Advances from the Federal Home Loan Bank	2,681	2,681	-	-	2,681
Subordinated debentures	19,610	17,018	-	-	17,018

Note N – Derivatives and financial instruments

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

The table below provides the carrying values of derivative instruments of mortgage loan rate lock commitments and forward sale mortgage-backed securities at June 30, 2016 and December 31, 2015:

	Carrying	Carrying	Gain (loss)	Notional
Derivatives designated as	Value of	Value of	Included	Amount of
hedging instruments:	Assets	Liabilities	in Income	Derivative
	(in thousands)

At June 30, 2016:
Mortgage loan rate lock commitments (hedged through best efforts sales commitments)	$200	$12	$(150)	$28,313

Mortgage loan rate lock commitments (hedged through mortgage-backed securities forward sales)	411	1	355	24,024

Forward sale mortgage-backed securities	-	366	(337)	34,500

At December 31, 2015:
Mortgage loan rate lock commitments (hedged through best efforts sales commitments)	$355	$17	$338	$36,194

Mortgage loan rate lock commitments (hedged through mortgage-backed securities forward sales)	65	10	55	7,140

Forward sale mortgage-backed securities	2	32	(30)	14,250

The table below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)

Loans held for sale, at fair value	$57,432	$56,294	$1,138	$39,583	$38,925	$658

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the six months ended June 30, 2016 and 2015, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Loans Held for Sale, At Fair Value

Six Months Ended June 30,

	2016	2015
	(in thousands)

Net gains resulting from changes in fair value	$480	$556

Note O – Impact of recently adopted accounting standards

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by:

•	Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income
•	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes
•	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements
•	Allowing equity investments that do not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer
•	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities
•	Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet
•	Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments
•	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements
•	Clarifying that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets

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

On February 25, 2016, the FASB issued the lease accounting standard, ASU 2016-02, Leases. Under current U.S. GAAP, companies are required to record lease-related assets and obligations on their balance sheet only if the lease meets the definition of a capital lease. The new standard requires a lease to be classified as a finance lease when (1) payments represent substantially all of the fair value of the asset, (2) the lease term is for a major portion of the asset’s economic life, (3) purchase of the asset is considered a bargain, (4) title transfer is automatic at the end of the lease, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Under the new standard, a lessee will account for a finance lease by recognizing amortization of the “right-of-use” (ROU) asset separately from interest on the lease liability. For operating leases, costs will be presented as lease expense and recognized on a straight-line basis in the income statement over the lease term. Importantly, however, the lessee will recognize an asset and a lease liability for both finance leases and operating leases. The only exception to this presentation will be for short-term leases with a term of one year or less, which would not be recognized on a lessee’s balance sheet. For public companies, the new standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018; for private companies, the standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all companies and organizations. The Company currently has several long term leases and will be evaluating the impact of these amendments on its consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, as part of its project on financial instruments. The new standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

The following are some of the key points of the ASU:

•	For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking, lifetime “expected loss” model that generally will result in the earlier recognition of allowances for losses.
•	For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.
•	Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables.

For public business entities that are Securities and Exchange Commission (SEC) filers, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (for a calendar-year entity, it would be effective January 1, 2020). Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will be evaluating the impact of these amendments on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note P – Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the consolidated financial statements. At June 30, 2016 and December 31, 2015, pre-approved but unused lines of credit for loans totaled approximately $199,158,000 and $190,789,000, respectively. In addition, we had $1,599,000 and $1,224,000 in standby letters of credit at June 30, 2016 and December 31, 2015, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

The Company leases land for its main office, three loan production offices, and one branch facility under operating leases. Total future minimum lease payments, excluding renewal options, at June 30, 2016 under the leases are as follows:

Future Mininum Lease Payments at June 30, 2016
(in thousands)
Due in one year	$349
Due in Years 2 and 3	674
Due in Years 4 and 5	551
Due after Year 5	2,407
$3,981

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

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.
•	Changes in interest rates could reduce our net interest income.
•	Competition among financial institutions is intense and may increase.
•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged.
•	Regulatory requirements have become more complex and costly over the past few years, especially for community banks. We may be forced to exit certain types of products and services if regulatory costs exceed the benefits.
•	New products developed and new methods of delivering products could result in a reduction in our business and income.
•	Increases in interest rates, increases in warranty losses, or changes in the securitization of mortgages could negatively impact our mortgage banking income.
•	Adverse changes may occur in the securities market.
•	Technology fraud and losses from cyberattacks are a major threat to banks of all sizes, bank service providers and to bank customers. We could experience challenges in meeting future cyber threats if they become more complex or more frequent.
•	Local, state or federal taxing authorities may take tax positions that are adverse to us.
•	Unpredictable natural and other disasters could have an adverse effect on our operations or on the willingness of our customers to access our financial services.
•	The pending merger with First Bancorp could have a negative impact on our business, financial result, and operations. Legal claims may result from stockholders or other groups. Competition may intensify and business may be lost as our competitors seek opportunities to increase their market share. Our staff may become distracted from our strategy and from day-to-day operations. Attracting, recruiting, retaining and motivating employees may be impaired due to uncertainty about future roles following completion of the merger. The transaction is expected to close in the fourth quarter of 2016 or first quarter of 2017, subject to stockholder and regulatory approval and other customary closing conditions. There is no assurance that our merger with First Bancorp will occur or that the conditions to the merger will be satisfied. If the proposed merger is not consummated, the price of our common stock could drop significantly.

On June 21, 2016, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with First Bancorp, under which, upon the terms and subject to the conditions set forth in the Merger Agreement, the Holding Company will merge with and into First Bancorp, with First Bancorp as the surviving corporation in the merger. In connection with the merger, the Bank will merge with and into First Bancorp’s wholly owned bank subsidiary, with First Bancorp’s bank subsidiary surviving the bank merger. Under the terms and subject to the conditions of the Merger Agreement, Holding Company stockholders will have the right to receive 1.002 shares of First Bancorp common stock or $20 in cash, or a combination thereof, for each share of Holding Company stock. The total merger consideration will be prorated as necessary to ensure that 25% of the total outstanding shares of the Holding Company common stock will be exchanged for cash and 75% of the total outstanding shares of the Holding Company common stock will be exchanged for shares of First Bancorp common stock. The merger is subject to, among other things, regulatory and Holding Company stockholder approval and other customary closing conditions and is currently expected to close in the fourth quarter of 2016 or first quarter of 2017.

Comparison of Financial Condition

Assets. Our total assets increased by $5.7 million, or 0.81%, from $700.8 million at December 31, 2015, to $706.5 million at June 30, 2016. During the six months ended June 30, 2016, cash and due from banks, interest-bearing deposits with banks, bank term deposits and investment securities decreased $23.7 million, loans held-for-sale increased $17.8 million, and loans held for investment increased $11.0 million. Our mortgage banking division originates and sells residential mortgage loans through other banks, brokers, our retail offices and three loan production offices. Originations of residential mortgage loans for the first six months of 2016 were approximately $249.8 million compared to $378.1 million in the first six months of 2015. Mortgage originations in 2016 were negatively impacted by less refinancing activity and additional regulation which slowed down processing.

Liabilities. Total deposits decreased by $8.2 million, or 1.34%, from $607.3 million at December 31, 2015, to $599.1 million at June 30, 2016. Our non-interest bearing deposits, which are a major strategic focus, grew $15.5 million, or 12.4%, during the first six months to $140.7 million at June 30, 2016. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB”) advances, repurchase borrowings, and brokered deposits may be utilized where cost beneficial or when necessary to meet liquidity or interest rate risk objectives. FHLB advances increased $9.9 million in the first six months of 2016 as a long-term fixed rate borrowing was obtained to balance the duration of a large fixed rate loan that funded in late 2015 and early 2016. We had approximately $23.5 million in out-of-market time deposits from other institutions and $21.8 million in brokered deposits at June 30, 2016, an aggregate decrease of $3.8 million in these two types of accounts from December 31, 2015. Liquidity levels were elevated in the first six months of 2016 so time deposits were not aggressively pursued during the period.

Stockholders’ Equity. Total stockholders’ equity increased $3.0 million at June 30, 2016 to $64.1 million, from $61.1 million at December 31, 2015, due primarily to an increase in other comprehensive income and from retained net income.

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015

General. Net income was $1,243,000 and $1,666,000 for the second quarter of 2016 and 2015, respectively. Net income available to common stockholders was $1,243,000, or $0.25 per diluted share, for the three months ended June 30, 2016 compared to $1,572,000, or $0.32 per diluted share, for the three months ended June 30, 2015. Net income available to common stockholders represents net income less preferred stock dividends. There was no preferred stock dividend in 2016 because all outstanding preferred stock was repurchased in 2015; however, more common stock was outstanding in 2016 due to the private placement stock offering in 2015. Net income declined in 2016 due to a decrease in residential mortgage loan originations and related fee income in our mortgage banking division and due to merger expenses. Our mortgage banking division recorded net income of $285,000 and $649,000 in the second quarter of 2016 and 2015, respectively. The commercial/retail bank realized net income of $1,525,000 and $1,101,000 in the second quarter of 2016 and 2015, respectively. Our Holding Company recorded a loss of $567,000 in the second quarter of 2016 compared to a loss of $84,000 in the second quarter of 2015 due to merger expenses. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. Economic conditions have gradually improved since 2011 in our primary markets as evidenced by increasing retail sales, lower bankruptcies, and decreasing loan charge-offs.

Net interest income. Net interest income, adjusted to a fully taxable basis, was $6,155,000 and $5,961,000 for the three months ended June 30, 2016 and 2015, respectively. The net yield on interest earning assets, adjusted to a fully taxable basis, was 3.73% in the second quarter of 2016 and 3.65% in the second quarter of 2015. The increase in net interest income and net yield on interest earning assets in the second quarter of 2016 primarily resulted from loan interest income recovered when several non-performing loans paid off. The yield on loans held for investment increased to 4.98% in the second quarter of 2016 from 4.74% in the second quarter of 2015. Our strategic plan and internal focus calls for growth in loans held for investment in 2016 to stabilize net interest income. The table below provides a detailed analysis of the effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended June 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	($ in thousands)
Interest-earning assets
Interest bearing deposits	$88,267	$140	0.64%	$62,284	$65	0.42%
Non-taxable investments (2.)	15,075	172	4.59%	16,199	188	4.66%
Taxable investments	45,292	325	2.89%	47,437	325	2.75%
Loans held for sale	44,427	398	3.60%	62,483	557	3.58%
Loans (2.) (3.)	470,021	5,824	4.98%	465,914	5,501	4.74%
Interest-earning assets	663,082	6,859		654,317	6,636
Yield on average interest-earning assets			4.16%			4.07%

Non interest-earning assets	43,551			44,784

Total assets	$706,633			$699,101

Interest-bearing liabilities
Interest checking	$54,797	$10	0.07%	$53,214	$9	0.07%
Money market and savings	280,894	217	0.31%	291,265	228	0.31%
Time certificates and IRAs	123,755	246	0.80%	142,930	287	0.81%
Other borrowings	32,293	231	2.88%	22,433	151	2.70%
Total interest-bearing liabilities	491,739	704		509,842	675
Cost on average interest-bearing liabilities			0.58%			0.53%
Non-interest-bearing liabilities
Demand deposits	141,092			118,577
Other liabilities	10,453			7,044
Total non-interest-bearing liabilities	151,545			125,621
Total liabilities	643,284			635,463
Stockholders' equity	63,349			63,638
Total liabilities and equity	$706,633			$699,101
Net interest income		$6,155			$5,961
Net yield on average interest-earning assets			3.73%			3.65%
Interest rate spread			3.58%			3.54%

(1.) Average balances are computed on a daily basis.

(2.) Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.

(3.) Nonaccrual loans are included in the average loan balance.

Provision for loan losses. There was no provision for loan losses in the second quarter of 2016 compared to a provision of $535,000 for the second quarter of 2015. The amount of the provision for loan losses decreased in 2016 because positive loan loss trends resulted in a decline in allowances for loan losses on non-impaired loans. Loan charge-offs in excess of loan recoveries were $351,000 and $1,694,000 in the second quarter of 2016 and 2015, respectively, and positively impacted the provision for loan losses in 2016. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $3,269,000 for the three months ended June 30, 2016 compared to $4,128,000 for the three months ended June 30, 2015. Mortgage banking income decreased $842,000, or 22.6%, due to a decrease of approximately 29% in residential mortgage loan originations and related sales. Mortgage banking income consists of loan origination fees, gains from sales of loans and related servicing assets, and from the increase (decrease) in the value of interest rate lock commitments. There were no originations or gains on the sale of Small Business Administration (“SBA”) loans in the second quarters of 2016 or 2015; however, several SBA loans are in the pipeline and are expected to close in the second half of 2016.

Non-interest expense. Total non-interest expense amounted to $7,454,000 and $7,101,000 for the three months ended June 30, 2016 and 2015, respectively. Merger expenses of $585,000 in the second quarter of 2016 consisted primarily of a fairness opinion, investment banking fees, legal expenses, and director fees related to the proposed merger with First Bancorp. Salaries and employee benefits decreased $139,000, or 3.0%, primarily from a reduction in the number of employees. Foreclosed property expense decreased in the second quarter of 2016 compared to the second quarter of 2015 due to fewer impairment charges.

Income taxes. Income tax expense as a percentage of net income before income taxes was 32.6% in the second quarter of 2016 compared to 29.3% in the second quarter of 2015. The effective income tax rate increased in 2016 because approximately 55% of the merger expenses were not deductible for income taxes.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and 2015

General. Net income was $2,344,000 and $3,295,000 for the six months ended June 30, 2016 and 2015, respectively. Net income available to common stockholders was $2,344,000, or $0.46 per diluted share, for the six months ended June 30, 2016 compared to $2,954,000, or $0.70 per diluted share, for the six months ended June 30, 2015. Lower net income in 2016 resulted primarily from decreased mortgage banking income and the addition of merger expenses which were partially offset by a lower provision for loan losses and lower salaries and benefits.

Net interest income. Net interest income of $11,800,000 for the six months ended June 30, 2016 increased $125,000, or 1.1%, from the six months ended June 30, 2015 due to a $14.1 million increase in average interest-earning assets while average interest-bearing liabilities declined $14.6 million. Growth in average non-interest-bearing demand deposits of $20.8 million and higher stockholders’ equity provided the funding for the increase in interest-earning assets. Interest income in 2016 also benefited from the recovery of loan interest when several non-performing loans paid off. The net yield on interest earning assets, adjusted to a fully taxable basis, was stable at 3.67% in 2016 and 3.70% in 2015.

The table below provides a detailed analysis of the effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Income and Average Balance Analysis

	For the Six Months Ended June 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	($ in thousands)
Interest-earning assets
Interest bearing deposits	$91,876	$294	0.64%	$59,911	$126	0.42%
Non-taxable investments (2.)	15,319	348	4.57%	16,238	371	4.61%
Taxable investments	46,632	717	3.09%	48,422	663	2.76%
Loans held for sale	38,512	710	3.71%	52,839	970	3.70%
Loans (2.) (3.)	468,161	11,410	4.90%	468,976	11,113	4.78%
Interest-earning assets	660,500	13,479		646,386	13,243
Yield on average interest-earning assets			4.10%			4.13%

Non interest-earning assets	44,053			44,598

Total assets	$704,553			$690,984

Interest-bearing liabilities
Interest checking	$54,702	$20	0.07%	$51,634	$18	0.07%
Money market and savings	283,146	446	0.32%	293,239	458	0.31%
Time certificates and IRAs	126,531	508	0.81%	143,101	599	0.84%
Other borrowings	31,538	453	2.89%	22,555	303	2.71%
Total interest-bearing liabilities	495,917	1,427		510,529	1,378
Cost on average interest-bearing liabilities			0.58%			0.54%
Non-interest-bearing liabilities
Demand deposits	135,230			114,470
Other liabilities	10,742			7,392
Total non-interest-bearing liabilities	145,972			121,862
Total liabilities	641,889			632,391
Stockholders' equity	62,664			58,593
Total liabilities and equity	$704,553			$690,984
Net interest income		$12,052			$11,865
Net yield on average interest-earning assets			3.67%			3.70%
Interest rate spread			3.53%			3.59%

(1.) Average balances are computed on a daily basis.

(2.) Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.

(3.) Nonaccrual loans are included in the average loan balance.

Provision for loan losses. There was no provision for loan losses in the first six months of 2016 compared to a provision of $835,000 for the first six months of 2015. The amount of the provision for loan losses decreased in 2016 because positive loan loss trends resulted in a decline in allowances for loan losses on non-impaired loans. Loan charge-offs in excess of loan recoveries were $254,000 and $1,560,000 in the first six months of 2016 and 2015, respectively, and positively impacted the provision for loan losses in 2016. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income decreased to $5,558,000 for the six months ended June 30, 2016 from $7,411,000 for the six months ended June 30, 2015. The decrease in 2016 resulted primarily from a decline in mortgage banking income of $2,046,000 to $4,582,000 for the six months ended June 30, 2016. Loan originations in our mortgage banking division were $249.8 million in the first six months of 2016, a 34% decline from the first six months of 2015. Gain on sale of SBA loans was $237,000 in the first six months of 2016 compared to no gain in 2015. Origination of SBA loans is a new service which we expect to continue to positively impact non-interest income.

Non-interest expense. Total non-interest expense amounted to $14,084,000 and $13,643,000 for the six months ended June 30, 2016 and 2015, respectively. Salaries and employee benefits decreased $220,000, or 2.5%, primarily from an decrease in incentive compensation in our mortgage banking division due to decreased originations. Occupancy and equipment declined $87,000 to $1,448,000 in the first half of 2016 due to savings realized from closing a branch office in July 2015. Advertising and promotion increased $137,000, or 38.8%, in 2016 due to advertising initiatives by a new advertising agency. Merger expenses of $585,000 in the second half of 2016 consisted primarily of a fairness opinion, investment banking fees, legal expenses, and director fees related to the proposed merger with First Bancorp.

Income taxes. Income tax expense was $930,000, or 28.4%, of income before income taxes, for the six months ended June 30, 2016, compared to $1,313,000, or 28.5%, of income before income taxes, for the six months ended June 30, 2015.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $9,313,000 at June 30, 2016, compared to $7,702,000 at December 31, 2015. Non-performing assets, as a percentage of total assets, was 1.32% at June 30, 2016, compared to 1.10% at December 31, 2015. There were no loans 90 days or more past due and still accruing interest at June 30, 2016 or December 31, 2015, respectively. Other real estate owned was $4,212,000 at June 30, 2016 and $4,592,000 at December 31, 2015. Non-performing assets have declined substantially from 2010 and 2011 due to success in disposing of problem loans and assets, from reduction in new additions to non-performing assets, and from an improved economy. While impaired loans have declined steadily from a few years ago, they increased to $16,077,000 at June 30, 2016 from $14,394,000 at December 31, 2015 due to the addition of two loans on an apartment complex of $1,900,000, after a charge-off of $588,000, to impaired status.

Loans are graded according to an internal loan rating classification system, and “classified loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Classified loans increased to $7,063,000 at June 30, 2016 from $5,931,000 at December 31, 2015 but are down from $13,529,000 at December 31, 2014. The increase in the first six months of 2016 is due to the inclusion of the previously mentioned loans on an apartment complex to classified assets, which were partially offset by several classified loans that paid off during the period. Continuing efforts to improve asset quality are a top priority. Loan rating classification information is detailed in Note L to the consolidated financial statements as of June 30, 2016.

The economic conditions in our primary markets in North Carolina have improved as evidenced by a drop in the unemployment rate. The seasonally adjusted unemployment rate in North Carolina decreased to 4.9% in June 2016 from 5.8% in June 2015. North Carolina’s seasonally adjusted unemployment rate of 4.9% is the same as the rate for the United States. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Real estate prices have improved in our markets but are still lower than in 2008 in many areas.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $1,139,000 at June 30, 2016 from $833,000 at December 31, 2015, and impaired loans increased to $16,077,000 at June 30, 2016 from $14,394,000 at December 31, 2015. The specific portion of our allowance relating to impaired loans increased in 2016 primarily because two loans secured by an apartment complex required an allowance for loan losses of $345,000 based on updated collateral assessments. The general portion of our allowance for loan losses decreased to $4,479,000 on non-impaired loans of $460,706,000 at June 30, 2016 from $5,039,000 on non-impaired loans of $451,410,000 at December 31, 2015. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.16% on 1-4 family residential construction to 2.10% on commercial and industrial loans, to categories of non-impaired loans at each period end. We changed our methodology in 2015 of estimating annual loss ratios inherent in the loan portfolio by averaging loan charge-offs, net of recoveries, for the past five years from four years utilized in 2014. The change to five years in 2015 from four years produced a higher allowance and higher provision of approximately $571,000 in 2015. A similar change from three years in 2013 to four years in 2014 produced a higher allowance and provision in 2014 by approximately $825,000. We believe that using five years to calculate the estimated loss ratios more accurately reflects expected losses over time.

The qualitative component of the general section of our allowance for loan losses, including a small unallocated allowance, was $871,000 and $1,185,000 at June 30, 2016 and December 31, 2015, respectively. Lower net loan charge-offs are the primary reason for a lower qualitative component in 2016.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs minus recoveries were $254,000 and $1,560,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Our primary sources of internally generated funds are principal and interest payments on loans receivable, non-interest income and proceeds from loan sales related to residential mortgage banking, and cash flows generated from operations. External sources of funds include increases in deposits, repurchase agreements, lines of credit from banks, including the Federal Reserve, and advances from the FHLB.

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, bank term deposits, investment securities available-for-sale, and loans held for sale by our mortgage banking division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its anticipated needs. During the first six months of 2016, our levels of short-term liquidity decreased due to an increase in loans. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks decreased to $52.2 million at June 30, 2016 from $75.8 million at December 31, 2015. We maintained substantial secondary sources of liquidity during 2015 and 2016 in the form of unused secured lines of credit from the FHLB and the Federal Reserve which in total approximated $128 million at June 30, 2016. We also have $25 million in discretionary, uncommitted, unsecured Federal funds lines from three correspondent banks.

We are subject to various regulatory capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2016 and December 31, 2015, our levels of capital exceeded all applicable published regulatory requirements. During 2013, Basel III capital requirements were adopted by United States banking regulators. Under Basel III regulations, a capital conservation buffer, ranging from 0.625% in 2016 to 2.50% in 2019, must be added to current minimum risk-based capital ratios to arrive at higher capital requirements. A common equity Tier 1 risk-based capital ratio was also established by the new regulations and ranges from 4.5% in 2015 to 7.0% in 2019 when the full 2.5% conservation buffer is effective. The regulations change risk weights for certain on and off balance sheet assets and require deductions from capital for certain types of assets. Capital ratios for Carolina Bank were as follows at June 30, 2016 and December 31, 2015, respectively: Tier 1 leverage – 9.94%, 9.71%; Tier 1 risk-based – 12.20%, 12.09%; Common Equity Tier 1 risk-based – 12.20%, 12.09%; Total risk-based – 13.82%, 13.81%. The increase in capital ratios from December 31, 2015 to June 30, 2016 resulted primarily from retained income. The Board of Directors approved the retirement of $9,300,000 Carolina Bank unsecured junior subordinated notes, subject to regulatory approval, and subject to advance notice to note holders. Only 40% of the notes currently qualify as Tier 2 capital, and only 20% will qualify as Tier 2 capital beginning October 2016. The retirement is expected to reduce Total risk-based capital by less than 0.40% by December 31, 2016.

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

Regulatory requirements have become more complex and costly over the past few years, especially for community banks. In 2016, we received a “needs to improve” rating on our Community Reinvestment Act (“CRA”) evaluation conducted in 2014 by our federal bank regulatory agency. While the latest CRA evaluation reflected satisfactory performance in lending, qualified investments and community development within our assessment area, the overall rating was downgraded to “needs to improve” due to perceived mortgage loan pricing disparities on loans originated by our wholesale mortgage division in markets outside our assessment area. A “needs to improve” CRA rating can prohibit a bank from opening new branches, acquiring assets or assuming liabilities of a federally insured depository institution, or acquiring other banks. We have been challenged to find the human and system resources to implement the many new regulatory requirements that pertain to banks.

Interest Rate Sensitivity

Interest rate sensitivity management is concerned with the timing and magnitude of repricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Our simulation analysis indicates, in the absence of growth or changes in interest rates or changes in the mix of assets and liabilities, our net interest income will decrease approximately 1.4% for the year ended June 30, 2017 from the year ended December 31, 2015; however, our simulation analysis also indicates that net interest income will increase from the aforementioned year ended June 30, 2017 simulation if short-term interest rates rise. Our simulation analysis indicates that our net interest income will increase 3.6%, 4.6%, 5.6% and 6.6% in one year above the aforementioned June 30, 2017 simulation, if interest rates immediately rise 1%, 2%, 3%, and 4%, respectively. The increase (decrease) in net interest income in one year in the above simulation is (0.1%), 1.5%, 3.1% and 4.2% if interest rates rise gradually 1%, 2%, 3%, and 4%, respectively. Our strategic plan projects growth in loans held for investment and in non-interest bearing deposits in order to grow net interest income in 2016 and beyond.

There are a number of assumptions listed below that impact our simulation modeling. These assumptions may change due to external or internal forces:

•	Our Carolina Bank prime interest rate is 4.50% compared to the Wall Street Journal prime interest rate which is 3.50%. We expect the Carolina Bank prime interest rate to rise less than the Wall Street Journal prime interest rate until the two reach parity at 5.25%. Approximately 17% of our loans held for investment, or $79.8 million at June 30, 2016, adjust with the Carolina Bank prime interest rate.
•	Floors have been obtained on a number of our variable rate loans which improves our loan yields in a low interest rate environment.
•	Most of our home equity lines of credit are variable rate and adjust with the Wall Street Journal Prime rate. These borrowers may choose to switch to fixed rate loans when short term interest rates rise.
•	Our money market and premium savings account rates, whose balances account for approximately 45% of our deposits, only rise 0.60% with the first 1% increase in the Federal funds rate, then rise 0.65% with the second 1% increase in the Federal funds rate, then rise 0.70% with the third 1% increase in the Federal funds rate, and increase 0.75% for the fourth increase in the Federal funds rate.
•	Early pre-payment of loans, both variable and fixed, have been substantial in 2015 and 2016. Although historical data is used to simulate future pre-payments, simulation modeling assumes replacement of like new loans with those paid off which may not occur.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2016. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2016. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated June 21, 2016, by and between First Bancorp and Carolina Bank Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: August 12, 2016	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: August 12, 2016	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated June 21, 2016, by and between First Bancorp and Carolina Bank Holdings, Inc. (incorporated by references to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, in XBRL (eXtensible Business Reporting Language).

