Form 10-Q
period 2016-09-30
CAROLINA BANK HOLDINGS INC
filed 2016-11-10
CIK 1127160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2016

or

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

There were 5,045,358 shares of the Issuer’s common stock, $1.00 par value, outstanding as of November 10, 2016.

CAROLINA BANK HOLDINGS, INC.

ITEM 1. Financial Statements

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$4,807	$6,559
Interest-bearing deposits with banks	47,658	69,233
Bank term deposits	15,139	16,604
Securities available-for-sale, at fair value	41,458	47,360
Securities held-to-maturity (fair values of $14,557 in 2016 and $15,226 in 2015)	14,031	14,954
Loans held for sale	42,616	39,583
Loans	503,226	465,804
Less allowance for loan losses	(5,764)	(5,872)
Net loans	497,462	459,932
Premises and equipment, net	18,389	19,007
Other real estate owned	3,914	4,592
Bank-owned life insurance	12,118	11,843
Other assets	11,298	11,131
Total assets	$708,890	$700,798

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$143,057	$125,189
NOW, money market and savings	355,364	349,815
Time	103,062	132,303
Total deposits	601,483	607,307

Advances from the Federal Home Loan Bank	12,100	2,681
Securities sold under agreements to repurchase	-	47
Subordinated debentures	19,610	19,610
Other liabilities and accrued expenses	10,131	10,014
Total liabilities	643,324	639,659

Commitments and contingencies - Note P
Stockholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares;
Series A preferred stock - none issued and outstanding	-	-
Series B convertible preferred stock - none issued and outstanding	-	-
Common stock, $1 par value; authorized 20,000,000 shares;
issued and outstanding 5,045,358 in 2016 and 5,021,330 in 2015	5,045	5,021
Additional paid-in capital	29,471	29,234
Retained earnings	30,082	26,174
Stock in directors’ rabbi trust	(2,089)	(1,831)
Directors’ deferred fees obligation	2,089	1,831
Accumulated other comprehensive income	968	710
Total stockholders’ equity	65,566	61,139
Total liabilities and stockholders’ equity	$708,890	$700,798

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Interest income
Loans	$6,063	$6,062	$18,046	$18,079
Investment securities, taxable	306	322	1,023	985
Investment securities, nontaxable	116	116	349	363
Interest from deposits in banks	112	57	406	183
Total interest income	6,597	6,557	19,824	19,610

Interest expense
NOW, money market, savings	234	237	700	713
Time deposits	223	277	731	876
Other borrowed funds	240	154	693	457
Total interest expense	697	668	2,124	2,046

Net interest income	5,900	5,889	17,700	17,564
Provision for loan losses	-	450	-	1,285
Net interest income after provision for loan losses	5,900	5,439	17,700	16,279
Non-interest income
Service charges	318	304	916	919
Mortgage banking income	2,533	3,220	7,115	9,848
Gain on sale of SBA loans	261	67	498	120
Other	70	50	211	165
Total non-interest income	3,182	3,641	8,740	11,052

Non-interest expense
Salaries and benefits	4,536	4,533	13,216	13,433
Occupancy and equipment	722	783	2,170	2,318
Professional fees	457	474	1,379	1,377
Outside data processing	280	270	831	809
FDIC insurance	109	132	310	393
Advertising and promotion	244	225	734	578
Stationery, printing and supplies	142	149	433	447
Merger expense	154	-	739	-
Other	279	449	1,195	1,303
Total non-interest expense	6,923	7,015	21,007	20,658

Income before income taxes	2,159	2,065	5,433	6,673
Income tax expense	595	629	1,525	1,942
Net income	1,564	1,436	3,908	4,731
Dividends and accretion on preferred stock	-	-	-	341
Net income available to common stockholders	$1,564	$1,436	$3,908	$4,390
Net income per common share
Basic	$0.31	$0.29	$0.78	$1.05
Diluted	$0.31	$0.29	$0.77	$0.98

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Net income	$1,564	$1,436	$3,908	$4,731

Other comprehensive income (loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	(217)	205	390	(135)
Tax effect	74	(70)	(132)	46
Reclassification of gains recognized in net income	-	-	-	(27)
Tax effect	-	-	-	9
	(143)	135	258	(107)

Comprehensive income	$1,421	$1,571	$4,166	$4,624

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

Nine months ended September 30, 2016 and 2015

						Stock in	Directors’	Accumulated
		Convertible		Additional		Directors’	Deferred	Other
	Preferred	Preferred	Common	Paid-In	Retained	Rabbi	Fees	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Trust	Obligation	Income	Total
	(in thousands)

Balance, December 31, 2015	$-	$-	$5,021	$29,234	$26,174	$(1,831)	$1,831	$710	$61,139

Net income	-	-	-	-	3,908	-	-	-	3,908
Other comprehensive income, net of tax	-	-	-	-	-	-	-	258	258
Stock options exercised			24	237	-	-	-	-	261
Directors’ fees deferred less payment of deferred fees	-	-	-	-	-	(258)	258	-	-

Balance, September 30, 2016	$-	$-	$5,045	$29,471	$30,082	$(2,089)	$2,089	$968	$65,566

Balance, December 31, 2014	$10,994	$-	$3,435	$16,339	$20,748	$(1,465)	$1,465	$1,139	$52,655

Net income	-	-	-	-	4,731	-	-	-	4,731
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(107)	(107)

Directors’ fees deferred less payment of deferred fees	-	-	-	-	-	(278)	278	-	-
Stock options exercised	-	-	8	77	-	-	-	-	85
Convertible preferred stock issued	-	14,069	-	-	-	-	-	-	14,069
Convertible preferred stock converted to common stock	-	(14,069)	1,549	12,520	-	-	-	-	-
Preferred stock retired	(10,994)	-	-	-	-	-	-	-	(10,994)
Preferred stock dividends	-	-	-	-	(341)	-	-	-	(341)

Balance, September 30, 2015	$-	$-	$4,992	$28,936	$25,138	$(1,743)	$1,743	$1,032	$60,098

See accompanying notes to consolidated financial statements.

Carolina Bank Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months
	Ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$3,908	$4,731
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for loan losses	-	1,285
Depreciation	625	617
Increase in cash surrender value of bank-owned life insurance	(275)	(268)
Deferred income taxes (benefit)	(166)	718
Amortization, net of accretion	177	85
Capitalized interest on fixed asset construction	-	(40)
Increase in fair value of loans held for sale	(261)	(774)
Gain on sale of other real estate owned	(47)	(201)
Gain on sale of investments	-	(27)
Gain on sale of loans held for sale	(7,046)	(8,780)
Impairment of other real estate owned	77	200
Proceeds from sale of loans held for sale	382,422	543,172
Originations of loans held for sale	(378,148)	(544,600)
Increase in interest rate lock commitments	(75)	(716)
Increase in other assets	(78)	(207)
Increase in other liabilities and accrued expenses	136	1,004
Net cash provided by (used for) operating activities	1,249	(3,801)

Cash flows from investing activities
Decrease in bank term deposits	1,465	-
Purchases of investment securities available-for-sale	(2,150)	(2,610)
Maturities and calls of securities available-for-sale	3,387	1,311
Maturities and calls of securities held-to-maturity	377	316
Repayments from mortgage-backed securities available-for-sale	4,955	1,484
Repayments from mortgage-backed securities held-to-maturity	470	512
Net (increase) decrease in loans	(38,008)	5,449
Proceeds from sales of investment securities	-	1,295
Improvements to other real estate owned	(327)	(89)
Purchases of premises and equipment	(7)	(1,401)
Proceeds from sales of other real estate owned	1,453	1,240
Net cash provided by (used for) investing activities	(28,385)	7,507

Cash flows from financing activities
Net increase (decrease) in deposits	(5,824)	1,591
Net proceeds from issuance of preferred stock converted to common stock	-	14,069
Repurchase of preferred stock	-	(10,994)
Net increase (decrease) in advances from the Federal Home Loan Bank	9,419	(78)
Decrease in securities sold under agreements to repurchase	(47)	(128)
Proceeds from exercise of stock options	261	85
Dividends paid on preferred stock	-	(465)
Net cash provided by financing activities	3,809	4,080

Net increase (decrease) in cash and cash equivalents	(23,327)	7,786
Cash and cash equivalents at beginning of period	75,792	46,174
Cash and cash equivalents at end of period	$52,465	$53,960

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,087	$2,120
Cash paid during the period for income taxes	$1,802	$1,362
Supplemental disclosure of non-cash transactions
Transfer of loans to other real estate owned	$478	$613
Change in unrealized gains on securities available-for-sale, net of tax	$258	$(107)

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

The Bank was incorporated in August 1996, and began banking operations in November 1996. It is engaged in lending and deposit gathering activities in Guilford, Alamance, Randolph and Forsyth counties of North Carolina and operates under the laws of North Carolina, the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank has three locations in Greensboro, two offices in Winston-Salem and an office in Asheboro, Burlington, and High Point. All banking offices are in the Piedmont Triad region of North Carolina. A wholesale mortgage banking division is located at the Greensboro corporate headquarters, and mortgage loan production offices are located in Burlington, Chapel Hill and Sanford.

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

Note D – Basis of presentation

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for future annual periods.

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

Note F – Stock compensation plans

The Company’s stockholders approved the 2009 Omnibus Stock Ownership and Long Term Incentive Plan (“Omnibus Plan”) in 2009 to replace three expired stock option plans, a nonqualified plan for directors and two incentive stock option plans for management and employees. The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights to employees and directors. An aggregate of 500,000 shares of the Company’s common stock were reserved for issuance under the terms of the Omnibus Plan, and 490,000 shares remained available for grant at September 30, 2016.

There were no stock option grants in the first nine months of 2016 or 2015. There was no compensation expense in the nine months ended September 30, 2016 or 2015 related to stock options. At September 30, 2016, there was no unrecognized compensation cost related to unvested share-based compensation.

As a result of the exercise of stock options, 24,028 new shares of common stock were issued in the first nine months of 2016.

Note G – Earnings per common share

Earnings per common share has been determined on a basic basis and a diluted basis which considers potential stock issuances. For the three and nine months ended September 30, 2016 and 2015, basic earnings per common share has been computed based upon the weighted average common shares outstanding.

The only potential issuances of Company common stock at this time are stock options granted to various officers of the Bank. Convertible preferred stock, which was sold in a private placement offering on March 31, 2015 and later converted to 1,550,000 shares of common stock, was included in diluted weighted average common shares for one day in the first quarter of 2015 and for the entire second quarter of 2015. The following is a summary of the diluted earnings per common share calculation for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)

Net income available to common stockholders	$1,564	$1,436	$3,908	$4,390

Weighted average outstanding shares - basic	5,045	4,990	5,040	4,180
Dilutive effect of stock options and convertible preferred stock	4	10	4	306
Weighted average shares - diluted	5,049	5,000	5,044	4,486

Diluted net income per share	$0.31	$0.29	$0.77	$0.98

For the three months ended September 30, 2016 and 2015, there were no stock options that were excluded in computing diluted common shares outstanding since the option exercise prices were less than the average market price for the period.

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

In August and September of 2008, Carolina Bank issued $9,300,000 of unsecured junior subordinated notes to outside investors which accrue and pay interest quarterly at three month LIBOR plus 4% per annum. The notes qualify as Tier 2 capital for the Bank, subject to a 20% annual reduction which began on October 1, 2013 and continues each year thereafter until maturity. The notes are redeemable upon maturity on September 30, 2018, or earlier at the Bank’s option, in whole or part subject to regulatory approval, beginning September 30, 2013. The Board of Directors and our primary regulators have approved the retirement of these notes, subject to maintaining Well Capitalized status after subordinated debt extinguishment. The approval to retire the Bank subordinated debt expires on August 29, 2017. The expenses of the offering of $373,000 were capitalized at issuance and were amortized over sixty months. The notes are subordinate to the rights of payment to depositors, bankers acceptances, letters of credit and general creditors.

Note J – Operating segments

The Company is considered to have three principal business segments in 2016 and 2015, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company. The Mortgage Banking Division began originating home mortgage loans through third parties and selling these loans to investors in late 2007. A retail mortgage operation was added to the mortgage banking division in July 2010. Financial performance, reflective of inter-company and intra-company eliminations, for the three and nine months ended September 30, 2016 and 2015, and selected balance sheet information, reflective of inter-company and intra-company eliminations, at September 30, 2016 and 2015 for each segment is as follows:

	Three months ended September 30, 2016				Three months ended September 30, 2015
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
	(in thousands)				(in thousands)
Interest income	$6,171	$424	$2	$6,597	$5,963	$593	$1	$6,557
Interest expense	200	423	74	697	15	593	60	668
Net interest income (loss)	5,971	1	(72)	5,900	5,948	-	(59)	5,889
Provision for loan losses	-	-	-	-	450	-	-	450
Net interest income (loss) after provision for loan losses	5,971	1	(72)	5,900	5,498	-	(59)	5,439
Non-interest income	672	2,510	-	3,182	421	3,220	-	3,641
Non-interest expense	4,354	2,433	136	6,923	4,647	2,326	42	7,015
Income (loss) before income taxes	2,289	78	(208)	2,159	1,272	894	(101)	2,065
Income tax (benefit) expense	619	22	(46)	595	332	331	(34)	629
Net income (loss)	$1,670	$56	$(162)	$1,564	$940	$563	$(67)	$1,436

	Nine months ended September 30, 2016				Nine months ended September 30, 2015
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
		(in thousands)				(in thousands)
Interest income	$18,684	$1,134	$6	$19,824	$18,042	$1,563	$5	$19,610
Interest expense	783	1,134	207	2,124	306	1,563	177	2,046
Net interest income (loss)	17,901	-	(201)	17,700	17,736	-	(172)	17,564
Provision for loan losses	-	-	-	-	1,285	-	-	1,285
Net interest income (loss) after provision for loan losses	17,901	-	(201)	17,700	16,451	-	(172)	16,279
Non-interest income	1,625	7,115	-	8,740	1,204	9,848	-	11,052
Non-interest expense	13,328	6,842	837	21,007	13,297	7,215	146	20,658
Income (loss) before income taxes	6,198	273	(1,038)	5,433	4,358	2,633	(318)	6,673
Income tax (benefit) expense	1,645	98	(218)	1,525	1,068	982	(108)	1,942
Net income (loss)	$4,553	$175	$(820)	$3,908	$3,290	$1,651	$(210)	$4,731

Total assets	$664,643	$43,913	$334	$708,890	$636,074	$52,492	$408	$688,974
Net loans	497,462	42,616	-	540,078	458,322	50,762	-	509,084
Equity	4,553	175	60,838	65,566	3,290	1,651	55,157	60,098

The mortgage banking division experienced strong growth in originations from 2007 through 2012 due to low interest rates and due to the purchase of a retail loan production office in July of 2010. Origination of home mortgage loans has been volatile over the past few years and is dependent on a number of factors including the level of interest rates, general economic conditions, real estate values, and underwriting criteria to qualify borrowers. Mortgage loan originations were $378.1 million, $544.6 million, $411.3 million, and $761.0 million for the first nine months of 2016, 2015, 2014, and 2013, respectively. Interest rate risk has been minimized by obtaining optional loan sales commitments when loan origination commitments are made or by entering into hedging transactions whereby mortgage backed securities are sold for the estimated closing value of loan commitments. Borrower fraud is a risk that has been minimized by prudent underwriting and by obtaining indemnification from the originating bank or broker for the risks the Company assumes. Warranty provisions and related warranty liabilities were established in 2009 and subsequent years to provide for potential claims that might arise from borrower fraud, underwriting errors, or compliance assessments. Warranty expense was $19,000 and $42,000 for the three months ended September 30, 2016 and 2015, respectively, and was $42,000 and $138,000 for the nine months ended September 30, 2016 and 2015, respectively. The lower warranty expense in 2016 relates to lower originations and an updated study of historical claims and various market data conducted in 2016. The warranty liability, which is available to fund future warranty claims, was $1,467,000 and $1,547,000 at September 30, 2016 and December 31, 2015, respectively. Claims incurred since establishment of the mortgage division in 2007 have totaled $1,238,000. In addition, seven loans with a total current carrying balance, including fair value loss adjustments recorded when transferred, of $1,555,000 have been repurchased and are included in loans held for investment.

Note K – Securities

A summary of the amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale and held-to-maturity follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
September 30, 2016

Available-for-sale
Municipal securities	$16,121	$700	$-	$16,821
FNMA, FHLMC, and GNMA mortgage-backed securities	11,591	596	-	12,187
Corporate securities	9,059	47	4	9,102
Asset-backed securities	3,179	113	-	3,292
Unrestricted stock	43	13	-	56
	$39,993	$1,469	$4	$41,458

Held-to-maturity
Municipal securities	$7,126	$283	$-	$7,409
FNMA mortgage-backed securities	4,778	127	-	4,905
Corporate securities	500	-	-	500
Asset-backed securities	1,627	116	-	1,743
	$14,031	$526	$-	$14,557

December 31, 2015

Available-for-sale
Municipal securities	$17,095	$569	$8	$17,656
FNMA, FHLMC, and GNMA mortgage-backed securities	16,589	390	1	16,978
Corporate securities	8,903	58	22	8,939
Asset-backed securities	3,654	78	-	3,732
Unrestricted stock	43	12	-	55
	$46,284	$1,107	$31	$47,360

Held-to-maturity
Municipal securities	$7,360	$204	$-	$7,564
FNMA mortgage-backed securities	5,251	17	15	5,253
Corporate securities	500	-	-	500
Asset-backed securities	1,843	66	-	1,909
	$14,954	$287	$15	$15,226

The scheduled maturities of debt securities available-for-sale and held-to-maturity at September 30, 2016 were as follows:

	Bullet Securities		Declining Balance Securities		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-sale
Due in one year or less	$2,997	$3,000	$-	$-	$2,997	$3,000
Due from one to five years	8,541	8,818	1,695	1,854	10,236	10,672
Due from five to ten years	7,659	7,929	4,802	4,984	12,461	12,913
Over ten years	5,983	6,176	8,273	8,641	14,256	14,817
	$25,180	$25,923	$14,770	$15,479	$39,950	$41,402
Held-to-maturity
Due in one year or less	$-	$-	$-	$-	$-	$-
Due from one to five years	-	-	-	-	-	-
Due from five to ten years	3,819	3,925	-	-	3,819	3,925
Over ten years	3,807	3,984	6,405	6,648	10,212	10,632
	$7,626	$7,909	$6,405	$6,648	$14,031	$14,557

Securities with a carrying value of approximately $13,847,000 at September 30, 2016 and $16,220,000 at December 31, 2015 were pledged to secure retail repurchase agreements and certain deposits.

Management evaluates securities for other-than-temporary impairment at least quarterly. Consideration is given to the length of time and the extent to which the fair values have been less than amortized cost, the financial condition and near-term prospects of the security issuers, and the intent and ability to retain impaired investments for a period to allow recovery in fair value.

At September 30, 2016, one corporate debt security with $977,000 in fair value had an unrealized loss of $4,000. The value of this security with an unrealized loss fluctuates based on changes in the value of U.S. Treasury bonds with similar characteristics, debt ratings changes of the issuing institution, financial performance of the related institution, world events, and demand for the security. As management has the ability and intent to hold this debt security until maturity, the decline is not deemed to be other-than-temporary.

Information pertaining to securities with gross unrealized losses at September 30, 2016 and December 31, 2015, by category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
September 30, 2016:
Corporate securities	0	$-	$-	1	$977	$4	1	$977	$4
Total	0	$-	$-	1	$977	$4	1	$977	$4

December 31, 2015:
Municipal securities	3	$3,440	$2	1	$244	$6	4	$3,684	$8
FNMA and FHLMC mortgage-backed securities	2	5,414	16	0	-	-	2	5,414	16
Corporate securities	1	985	15	1	973	7	2	1,958	22
Total	6	$9,839	$33	2	$1,217	$13	8	$11,056	$46

Note L – Loans and allowance for loan losses

The activity in the allowance for loan losses for the first nine months of 2016 and year ended 2015 and related asset balances at September 30, 2016 and December 31, 2015 is summarized as follows:

	Construction &	Commercial	Home equity	Residential	Commercial	Consumer
	development	real estate	lines	real estate	& industrial	& other	Unallocated	Total
Allowance for loan losses:	(in thousands)
2016
Beginning of year balance	$1,005	$2,546	$441	$507	$1,309	$20	$44	$5,872
Provision for loan losses	(691)	722	283	(20)	(347)	12	41	-
Charge-offs	-	(588)	(51)	(46)	-	(2)	-	(687)
Recoveries	87	249	4	50	184	5	-	579
Balance at September 30	$401	$2,929	$677	$491	$1,146	$35	$85	$5,764
2015
Beginning of year balance	$1,495	$2,144	$766	$483	$1,413	$28	$191	$6,520
Provision for loan losses	(490)	1,691	(332)	48	327	(12)	(147)	1,085
Charge-offs	-	(2,990)	(104)	(130)	(914)	(7)	-	(4,145)
Recoveries	-	1,701	111	106	483	11	-	2,412
Balance at December 31	$1,005	$2,546	$441	$507	$1,309	$20	$44	$5,872

Balances at September 30, 2016
Allowance for loan losses:
Balance at September 30	$401	$2,929	$677	$491	$1,146	$35	$85	$5,764
Ending balance individually evaluated for impairment	$-	$782	$143	$275	$-	$-	$-	$1,200
Ending balance collectively evaluated for impairment	$401	$2,147	$534	$216	$1,146	$35	$85	$4,564
Loans Outstanding:
Balance at September 30	$73,817	$235,816	$81,181	$51,939	$56,529	$3,944	$-	$503,226
Ending balance individually evaluated for impairment	$95	$10,194	$490	$4,511	$-	$-	$-	$15,290
Ending balance collectively evaluated for impairment	$73,722	$225,622	$80,691	$47,428	$56,529	$3,944	$-	$487,936

Balances at December 31, 2015
Allowance for loan losses:
Balance at December 31	$1,005	$2,546	$441	$507	$1,309	$20	$44	$5,872
Ending balance individually evaluated for impairment	$12	$480	$51	$272	$18	$-	$-	$833
Ending balance collectively evaluated for impairment	$993	$2,066	$390	$235	$1,291	$20	$44	$5,039
Loans Outstanding:
Balance at December 31	$62,289	$213,987	$78,952	$52,363	$55,641	$2,572	$-	$465,804
Ending balance individually evaluated for impairment	$175	$9,044	$390	$4,423	$362	$-	$-	$14,394
Ending balance collectively evaluated for impairment	$62,114	$204,943	$78,562	$47,940	$55,279	$2,572	$-	$451,410

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

							Loans Past
	Number of Days Past Due						Due 90 Days
			90 Days	Total		Total	or More
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	& Accruing
	(in thousands)
At September 30, 2016
Real Estate Loans:
Construction & development	$-	$-	$95	$95	$73,722	$73,817	$-
Commercial real estate	-	-	2,851	2,851	232,965	235,816	-
Home equity lines	210	-	317	527	80,654	81,181	-
Residential real estate	186	-	1,129	1,315	50,624	51,939	-
Total real estate	396	-	4,392	4,788	437,965	442,753	-
Commercial & industrial	-	-	-	-	56,529	56,529	-
Consumer & other	-	-	-	-	3,944	3,944	-
Total loans	$396	$-	$4,392	$4,788	$498,438	$503,226	$-

At December 31, 2015
Real Estate Loans:
Construction & development	$22	$-	$175	$197	$62,092	$62,289	$-
Commercial real estate	-	-	1,735	1,735	212,252	213,987	-
Home equity lines	125	-	265	390	78,562	78,952	-
Residential real estate	528	180	935	1,643	50,720	52,363	-
Total real estate	675	180	3,110	3,965	403,626	407,591	-
Commercial & industrial	-	-	-	-	55,641	55,641	-
Consumer & other	-	-	-	-	2,572	2,572	-
Total loans	$675	$180	$3,110	$3,965	$461,839	$465,804	$-

Loans are determined to be impaired when, based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the original loan agreement. At September 30, 2016 and December 31, 2015, the total recorded investment in impaired loans amounted to approximately $15,290,000 and $14,394,000, respectively. Of these impaired loans, $4,392,000 and $3,110,000 were on non-accrual status at September 30, 2016 and December 31, 2015, respectively.

The recorded investment and related information for impaired loans is summarized as follows:

	Impaired Loans
	At end of period			For Period Ended
		Unpaid	Related	Average	Interest
	Recorded	Principal	Loan Loss	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
September 30, 2016
With no related allowance recorded
Real Estate Loans:
Construction & development	$95	$95	$-	$76	$-
Commercial real estate	2,988	3,785	-	5,481	85
Home equity lines	184	359	-	360	13
Residential real estate	2,002	2,129	-	2,182	76
Total real estate	5,269	6,368	-	8,099	174
Commercial & industrial	-	-	-	-	-
Consumer & other	-	-	-	-	-
Total loans	5,269	6,368	-	8,099	174
With an allowance recorded
Real Estate Loans:
Construction & development	-	-	-	-	-
Commercial real estate	7,206	7,729	782	7,815	275
Home equity lines	306	313	143	314	9
Residential real estate	2,509	2,618	275	2,655	71
Total real estate	10,021	10,660	1,200	10,784	355
Commercial & industrial	-	-	-	-	-
Consumer & other	-	-	-	-	-
Total loans	10,021	10,660	1,200	10,784	355
Total impaired loans	$15,290	$17,028	$1,200	$18,883	$529
December 31, 2015
With no related allowance recorded
Real Estate Loans:
Construction & development	$-	$-	$-	$-	$-
Commercial real estate	2,819	3,380	-	7,484	193
Home equity lines	193	360	-	362	16
Residential real estate	2,565	2,689	-	2,754	149
Total real estate	5,577	6,429	-	10,600	358
Commercial & industrial	-	-	-	-	-
Consumer & other	-	-	-	-	-
Total loans	5,577	6,429	-	10,600	358
With an allowance recorded
Real Estate Loans:
Construction & development	175	175	12	97	1
Commercial real estate	6,225	6,453	480	6,569	358
Home equity lines	197	265	51	265	11
Residential real estate	1,858	1,955	272	2,057	100
Total real estate	8,455	8,848	815	8,988	470
Commercial & industrial	362	362	18	383	20
Consumer & other	-	-	-	-	-
Total loans	8,817	9,210	833	9,371	490
Total impaired loans	$14,394	$15,639	$833	$19,971	$848

Loans that are past due 90 days or more or where there is serious doubt as to collectability are placed on non-accrual status. Non-accrual loans are not returned to accrual status unless principal and interest are current and borrowers have demonstrated the ability to make contractual payments. Accrued interest is reversed through a charge to income when loans are placed on non-accrual status, and future payments on non-accrual loans are generally applied to principal. The following is a summary of non-accrual loans at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(in thousands)
Real Estate Loans:
Construction & development	$95	$175
Commercial real estate	2,851	1,735
Home equity lines	317	265
Residential real estate	1,129	935
Total real estate	4,392	3,110
Commercial & industrial	-	-
Consumer & other	-	-
Total loans	$4,392	$3,110

Loans are graded according to an internal loan rating classification system when originated. Loan grades are periodically re-evaluated during servicing, internal loan reviews, and external loan reviews. The general categories of the internal loan rating classification are:

•	Pass - Acceptable loans
•	Special Mention - Loans with potential identified weaknesses in administration or servicing.
•	Classified - Adversely classified loans with identified weaknesses, and potential or identified losses of principal and/or interest due.

The following is a breakdown of loans by the general categories of the internal rating system:

At September 30, 2016
	Pass	Special Mention	Classified	Total
	(in thousands)
Real Estate Loans:
Construction & development	$73,722	$-	$95	$73,817
Commercial real estate	225,368	7,435	3,013	235,816
Home equity lines	80,241	296	644	81,181
Residential real estate	48,620	944	2,375	51,939
Total real estate	427,951	8,675	6,127	442,753
Commercial & industrial	56,509	20	-	56,529
Consumer & other	3,944	-	-	3,944
Total loans	$488,404	$8,695	$6,127	$503,226

At December 31, 2015
	Pass	Special Mention	Classified	Total
	(in thousands)
Real Estate Loans:
Construction & development	$62,110	$-	$179	$62,289
Commercial real estate	202,252	9,270	2,465	213,987
Home equity lines	78,014	128	810	78,952
Residential real estate	48,251	1,635	2,477	52,363
Total real estate	390,627	11,033	5,931	407,591
Commercial & industrial	54,691	950	-	55,641
Consumer & other	2,572	-	-	2,572
Total loans	$447,890	$11,983	$5,931	$465,804

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

Available commitments for troubled debt restructurings outstanding as of September 30, 2016 totaled $426,000.

The following tables present troubled debt restructurings as of September 30, 2016 and December 31, 2015:

	Troubled Debt Restructurings
	September 30, 2016
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	1	$95	1	$95
Commercial real estate	12	6,881	3	2,193	15	9,074
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,194	1	155	12	2,349
Total real estate	23	9,075	5	2,443	28	11,518
Commercial & industrial	1	301	0	-	1	301
Consumer & other	0	-	0	-	0	-
Total loans	24	$9,376	5	$2,443	29	$11,819

	December 31, 2015
			Non-Accrual		Total
	Accrual Status		Status		Modifications
	#	Amount	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Construction & development	0	$-	1	$175	1	$175
Commercial real estate	12	7,073	1	338	13	7,411
Home equity lines	0	-	0	-	0	-
Residential real estate	11	2,252	2	388	13	2,640
Total real estate	23	9,325	4	901	27	10,226
Commercial & industrial	1	362	0	-	1	362
Consumer & other	0	-	0	-	0	-
Total loans	24	$9,687	4	$901	28	$10,588

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

The following table presents newly restructured loans that occurred during the three and nine months ended September 30, 2016; there were no outstanding newly restructured loans as of September 30, 2015.

	New Troubled Debt Restructurings
	Three Months Ended September 30, 2016
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$-	1	$-
Total real estate	0	-	0	-	0	-	1	-	1	-
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	1	$-	1	$-

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$95	1	$95
Total real estate	0	-	0	-	0	-	1	95	1	95
Consumer & other	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	0	$-	0	$-	1	$95	1	$95

	New Troubled Debt Restructurings
	Nine Months Ended September 30, 2016
	Rate		Term		Payment		Combination		Total
	Modifications		Modifications		Modifications		Modifications		Modifications
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
	($ in thousands)
Pre-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$-	1	$-
Commercial real estate	0	-	2	2,488	0	-	0	-	2	2,488
Total real estate	0	-	2	2,488	0	-	1	-	3	2,488
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	2	$2,488	0	$-	1	$-	3	$2,488

Post-Modification Outstanding Recorded Investment:
Real Estate Loans:
Construction & development	0	$-	0	$-	0	$-	1	$95	1	$95
Commercial real estate	0	-	2	1,900	0	-	0	-	2	1,900
Total real estate	0	-	2	1,900	0	-	1	95	3	1,995
Commercial & industrial	0	-	0	-	0	-	0	-	0	-
Total loans	0	$-	2	$1,900	0	$-	1	$95	3	$1,995

The following table presents the troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the nine months ended September 30, 2016 and 2015.

TDRs with a payment default occurring within 12 months of restructure
	During the nine months ended
	September 30, 2016		September 30, 2015
	#	Amount	#	Amount
	($ in thousands)
Real Estate Loans:
Commercial real estate	2	$1,900	0	$-
Residential real estate	0	-	0	-
Total real estate	2	1,900	0	-
Commercial & industrial	0	-	0	-
Total loans	2	$1,900	0	$-

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

Loans secured by one to four family residential properties with unpaid principal balances of $592,000 at September 30, 2016 were in the process of foreclosure. These loans have been evaluated for impairment and related allowances for loan losses have been made where collateral values are less than principal loan balances.

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

The fair value of IRLCs is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing due to delays in meeting commitment closing dates. The Company classifies IRLCs as Level 3. Gain or loss on IRLCs for the period is included in mortgage banking income of non-interest income on the Consolidated Statements of Income. The mortgage banking division resumed reporting IRLCs in the first quarter of 2015 after having suspended recognition in 2014 due to immateriality. Below is a summary of activity related to interest rate lock commitments for the nine months ended September 30, 2016 and 2015.

	Interest Rate Lock Commitments
	Level 3
	Fair Value	Fair Value
	(in thousands)

Balance, December 31, 2015 and 2014	$393	$-
Gains included in other income	75	716
Transfers in and out	-	-
Balance, September 30, 2016 and 2015	$468	$716

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

Assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
At September 30, 2016:
Securities available-for-sale:
Municipal securities	$16,821	$-	$16,821	$-
Mortgage-backed securities	12,187	-	12,187	-
Corporate securities	9,102	-	9,102	-
Asset backed securities	3,292	-	3,292	-
Unrestricted stock	56	56	-	-
Total available-for-sale securities	41,458	56	41,402	-
Loans held for sale	42,616	-	42,616	-
Interest rate lock commitments	468	-	-	468
Unrealized losses, net of gains, on forward sale mortgage-backed securities	(255)	(255)	-	-
Total	$84,287	$(199)	$84,018	$468

At December 31, 2015:
Securities available-for-sale:
Municipal securities	$17,656	$-	$17,656	$-
Mortgage-backed securities	16,978	-	16,978	-
Corporate securities	8,939	-	8,939	-
Asset-backed securities	3,732	-	3,732	-
Unrestricted stock	55	55	-	-
Total available-for-sale securities	47,360	55	47,305	-
Loans held for sale	39,583	-	39,583	-
Interest rate lock commitments	393	-	-	393
Unrealized losses, net of gains, on forward sale mortgage-backed securities	(30)	(30)	-	-
Total	$87,306	$25	$86,888	$393

Fair Value on a Non-recurring Basis. The Company measures certain assets at fair value on a non-recurring basis and the following is a general description of the methods used to value such assets.

Impaired loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At September 30, 2016 and December 31, 2015, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015 are summarized below:

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

At September 30, 2016:
Impaired loans	$14,090	$-	$3,460	$10,630
Other real estate owned	3,914	-	-	3,914
	$18,004	$-	$3,460	$14,544

At December 31, 2015:
Impaired loans	$13,561	$-	$4,400	$9,161
Other real estate owned	4,592	-	-	4,592
	$18,153	$-	$4,400	$13,753

Fair Value on a Recurring or Non-recurring Basis – Unobservable Inputs for Level 3. For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	Fair Value	Technique	Inputs	Input Value
	(in thousands)
At September 30, 2016:
Impaired loans	$10,630	Discounted appraisals	Collateral discounts	8.00% - 10.00%
		Discounted cash flows	Cash flow estimates/	80% - 100% /
			discounted rates	original note rate
Other real estate owned	3,914	Discounted appraisals	Collateral discounts	8.00% - 10.00%

Net derivative assets/liabilities:
Interest rate lock commitments	468	Pricing models	Loan closing ratios	68% - 100%
				82% Average

At December 31, 2015:
Impaired loans	$9,161	Discounted appraisals	Collateral discounts	8.00% - 10.00%
		Discounted cash flows	Cash flow estimates/	80% - 100% /
			discounted rates	original note rate
Other real estate owned	4,592	Discounted appraisals	Collateral discounts	8.00% - 10.00%

Net derivative assets/liabilities:
Interest rate lock commitments	393	Pricing models	Loan closing ratios	25% - 100%
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

Securities held-to-maturity: The fair values of securities held to maturity are recorded on a non-recurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At September 30, 2016 and December 31, 2015, there were no fair value adjustments for other than temporary impairment of securities held-to-maturity.

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

Advances from the Federal Home Loan Bank: Discounted cash flows have been used to value fixed rate term advances. The discount rates used are based on interests rates currently being offered by the Federal Home Loan Bank on comparable advances as to amounts and terms.

Trust preferred subordinated debt: The fair value of trust preferred subordinated debt was determined by discounting cash flows using a rate 3% higher than the actual current rate over an estimated remaining term of 11.25 years in 2016 and 12 years in 2015. The trust preferred debt was issued at favorable rates in 2004, and current rates are approximately 3% higher when available. Under the current capital guidelines, the Company’s trust preferred subordinated debt is included in Tier 1 capital.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments at September 30, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand deposits, NOW, money market and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2016
Financial Instruments - Assets
Bank term deposits	$15,139	$15,152	$-	$15,152	$-
Investment securities held-to-maturity	14,031	14,557	-	14,557	-
Net non-impaired loans held for investment	483,372	483,695	-	-	483,695

Financial Instruments - Liabilities
Time deposits	103,062	103,257	-	-	103,257
Advances from the Federal Home Loan Bank	12,100	12,264	-	-	12,264
Subordinated debentures	19,610	17,169	-	-	17,169

December 31, 2015
Financial Instruments - Assets
Bank term deposits	$16,604	$16,571	$-	$16,571	$-
Investment securities held-to-maturity	14,954	15,226	-	15,226	-
Net non-impaired loans held for investment	446,371	446,535	-	-	446,535

Financial Instruments - Liabilities
Time deposits	132,303	131,889	-	-	131,889
Advances from the Federal Home Loan Bank	2,681	2,681	-	-	2,681
Subordinated debentures	19,610	17,018	-	-	17,018

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

The table below provides the carrying values of derivative instruments of mortgage loan rate lock commitments and forward sale mortgage-backed securities at September 30, 2016 and December 31, 2015:

	Carrying	Carrying	Gain (loss)	Notional
	Value of	Value of	Included	Amount of
Derivatives designated as	Assets	Liabilities	in Income	Derivative
hedging instruments:	(in thousands)

At September 30, 2016:

Mortgage loan rate lock commitments (hedged through best efforts sales commitments)	$108	$5	$(235)	$16,900

Mortgage loan rate lock commitments (hedged through mortgage-backed securities forward sales)	368	3	310	26,061

Forward sale mortgage-backed securities	-	255	(224)	48,000

At December 31, 2015:

Mortgage loan rate lock commitments (hedged through best efforts sales commitments)	$355	$17	$338	$36,194

Mortgage loan rate lock commitments (hedged through mortgage-backed securities forward sales)	65	10	55	7,140

Forward sale mortgage-backed securities	2	32	(30)	14,250

The table below presents the aggregate fair value and aggregate unpaid principal of loans held for sale at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
			Aggregate Fair			Aggregate Fair
			Value Less			Value Less
		Aggregate	Aggregate		Aggregate	Aggregate
	Aggregate	Unpaid	Unpaid	Aggregate	Unpaid	Unpaid
	Fair Value	Principal	Principal	Fair Value	Principal	Principal
(in thousands)

Loans held for sale, at fair value	$42,616	$41,697	$919	$39,583	$38,925	$658

Interest income on loans held for sale is recognized based on contractual rates and is reflected in interest income on loans in the consolidated statements of operations. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage banking income in the consolidated statements of operations during the nine months ended September 30, 2016 and 2015, respectively. These changes in fair value are mostly offset by economic hedging activities and also fluctuate based on the change in the aggregate loan principal outstanding. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Loans Held for Sale, At Fair Value
Nine Months Ended September 30,
	2016	2015
	(in thousands)

Net gains resulting from changes in fair value	$261	$774

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

For public business entities that are Securities and Exchange Commission (SEC) filers, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (for a calendar-year entity, it would be effective January 1, 2020). Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will be evaluating the impact of these amendments on its consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows under FASB Accounting Standards Codification (ASC) 230, Statement of Cash Flows. This ASU addresses eight cash flow issues with the objective of reducing the existing diversity in practice. The amendments provide guidance on the following cash flow issues:

•	Debt prepayment or debt extinguishment costs.
•	The cash payment attributable to accreted interest on zero-coupon bonds.
•	Cash payments for the settlement of a contingent consideration liability made by a business after it buys another business.
•	The proceeds from the settlement of insurance claims and related payments for premiums.
•	Distributions received from equity method investees.
•	Beneficial interests in securitization transactions.
•	Cash receipts and payments that have characteristics of more than one type of activity.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will be evaluating the impact of these amendments on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note P – Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the consolidated financial statements. At September 30, 2016 and December 31, 2015, pre-approved but unused lines of credit for loans totaled approximately $194,143,000 and $190,789,000, respectively. In addition, we had $1,591,000 and $1,224,000 in standby letters of credit at September 30, 2016 and December 31, 2015, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

The Company leases land for its main office, three loan production offices, and one branch facility under operating leases. Total future minimum lease payments, excluding renewal options, at September 30, 2016 under the leases are as follows:

Future Mininum Lease Payments at September 30, 2016

(in thousands)
Due in one year	$348
Due in Years 2 and 3	671
Due in Years 4 and 5	535
Due after Year 5	2,340
$3,894

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

Forward-looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operations and business. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of our borrowers to repay loans and our depositors to maintain balances.
•	Changes in interest rates could reduce our net interest income.
•	Competition among financial institutions is intense and may increase.
•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged.
•	Regulatory requirements have become more complex and costly over the past few years, especially for community banks. We may be forced to exit certain types of products and services if regulatory costs exceed the benefits.
•	New products developed and new methods of delivering products could result in a reduction in our business and income.
•	Increases in interest rates, increases in warranty losses, or changes in the securitization of mortgages could negatively impact our mortgage banking income.
•	Adverse changes may occur in the securities market.
•	Technology fraud and losses from cyberattacks are a major threat to banks of all sizes, bank service providers and to bank customers. We could experience challenges in meeting future cyber threats if they become more complex or more frequent.
•	Local, state or federal taxing authorities may take tax positions that are adverse to us.
•	Unpredictable natural and other disasters could have an adverse effect on our operations or on the willingness of our customers to access our financial services.
•	The pending merger with First Bancorp could have a negative impact on our business, financial results, and operations. Legal claims may result from stockholders or other groups. Competition may intensify and business may be lost as our competitors seek opportunities to increase their market share. Our staff may become distracted from our strategy and from day-to-day operations. Attracting, recruiting, retaining and motivating employees may be impaired due to uncertainty about future roles following completion of the merger. The transaction is expected to close in the fourth quarter of 2016 or first quarter of 2017, subject to stockholder and regulatory approval and other customary closing conditions. There is no assurance that our merger with First Bancorp will occur or that the conditions to the merger will be satisfied. If the proposed merger is not consummated, the price of our common stock could drop significantly.

Merger with First Bancorp

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

Comparison of Financial Condition

Assets. Our total assets increased by $8.1 million, or 1.15%, from $700.8 million at December 31, 2015, to $708.9 million at September 30, 2016. During the nine months ended September 30, 2016, cash and due from banks, interest-bearing deposits with banks, bank term deposits and investment securities decreased $31.6 million, loans held-for-sale increased $3.0 million, and loans held for investment increased $37.4 million. Our mortgage banking division originates and sells residential mortgage loans through other banks, brokers, our retail offices and three loan production offices. Originations of residential mortgage loans for the first nine months of 2016 were approximately $378.1 million compared to $544.6 million in the first nine months of 2015. Mortgage originations in 2016 were negatively impacted by less refinancing activity and additional regulation which slowed processing.

Liabilities. Total deposits decreased by $5.8 million, or 0.96%, from $607.3 million at December 31, 2015, to $601.5 million at September 30, 2016. Our non-interest bearing deposits, which are a major strategic focus, grew $17.9 million, or 14.3%, during the first nine months of 2016 to $143.1 million at September 30, 2016. Our branching activities are designed to enhance customer convenience and related deposit gathering activities as well as provide new sources for loans. While deposit growth has been an ongoing goal, wholesale sources of funding such as Federal Home Loan Bank (“FHLB”) advances, repurchase borrowings, and brokered deposits may be utilized where cost beneficial or when necessary to meet liquidity or interest rate risk objectives. FHLB advances increased $9.4 million in the first nine months of 2016 as a long-term fixed rate borrowing was obtained to balance the duration of a large fixed rate loan that funded in late 2015 and early 2016. We had approximately $19.2 million in out-of-market time deposits from other institutions and $11.7 million in brokered time deposits at September 30, 2016, an aggregate decrease of $18.2 million in these two types of accounts from December 31, 2015. Liquidity levels were elevated in the first nine months of 2016 so time deposits were not aggressively pursued during the period.

Stockholders’ Equity. Total stockholders’ equity increased $4.4 million at September 30, 2016 to $65.6 million, from $61.1 million at December 31, 2015, due primarily to retained net income of $3.9 million. An increase in other comprehensive income and the exercise of stock options contributed another $0.5 million to stockholders’ equity.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015

General. Net income was $1,564,000 or $0.31 per diluted share in the third quarter of 2016 compared to $1,436,000 or $0.29 per diluted share in the third quarter of 2015. Net income increased in 2016 due to an increase in net income from our commercial/retail bank segment which realized net income of $1,670,000 and $940,000 in the third quarter of 2016 and 2015, respectively. Our mortgage banking division experienced a decline in net income to $56,000 in the third quarter of 2016 from $563,000 in the third quarter of 2015 due to a decline in loan originations and increased costs related to new regulations and related processing costs. Our Holding Company recorded a loss of $162,000 in the third quarter of 2016 compared to a loss of $67,000 in the third quarter of 2015 due primarily to merger expenses. Our primary markets in the Triad of North Carolina experienced deteriorating economic conditions in 2009 through 2011 which negatively impacted our borrowers as evidenced by increasing defaults and loan charge-offs. Economic conditions have gradually improved since 2011 in our primary markets as evidenced by increasing retail sales, lower bankruptcies, and decreasing loan charge-offs.

Net interest income. Net interest income, adjusted to a fully taxable basis, was $6,059,000 and $5,976,000 for the three months ended September 30, 2016 and 2015, respectively. The increase in net interest income, adjusted to a fully taxable basis, resulted from growth in loans and a decrease in interest bearing deposits and taxable investments. Loans have a higher yield than interest bearing deposits. Average interest-earning assets increased $35.9 million, or 5.7%, in the third quarter of 2016 from the third quarter of 2015. Net interest income also benefited from lower non interest-earning assets and higher non-interest-bearing liabilities resulting from attainment of strategic goals of decreasing non-performing assets and increasing non-interest bearing demand deposits. The net yield on interest earning assets, adjusted to a fully taxable basis, was 3.60% in the third quarter of 2016 and 3.74% in the third quarter of 2015. The decrease in the net yield on interest earning assets resulted primarily from declining loan yields and a slight increase in the cost of other borrowings. Our strategic plan and internal focus calls for growth in loans held for investment in 2016 to stabilize net interest income. The table below provides a detailed analysis of the effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Income and Average Balance Analysis

	For the Three Months Ended September 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	($ in thousands)
Interest-earning assets
Interest bearing deposits	$67,327	$112	0.66%	$50,827	$57	0.44%
Non-taxable investments (2.)	15,020	173	4.58%	15,650	174	4.41%
Taxable investments	43,748	306	2.78%	47,082	322	2.71%
Loans held for sale	48,634	424	3.47%	60,207	593	3.91%
Loans (2.) (3.)	494,502	5,741	4.62%	459,538	5,498	4.75%
Interest-earning assets	669,231	6,756		633,304	6,644
Yield on average
interest-earning assets			4.02%			4.16%

Non interest-earning assets	43,688			51,613

Total assets	$712,919			$684,917

Interest-bearing liabilities
Interest checking	$56,240	$10	0.07%	$50,409	$10	0.08%
Money market and savings	287,542	224	0.31%	288,383	227	0.31%
Time certificates and IRAs	112,306	223	0.79%	136,399	277	0.81%
Other borrowings	31,837	240	3.00%	22,416	154	2.73%
Total interest-bearing liabilities	487,925	697		497,607	668
Cost on average
interest-bearing liabilities			0.57%			0.53%
Non-interest-bearing liabilities
Demand deposits	146,848			119,074
Other liabilities	13,291			8,852
Total non-interest-bearing
liabilities	160,139			127,926
Total liabilities	648,064			625,533
Stockholders’ equity	64,855			59,384
Total liabilities and equity	$712,919			$684,917
Net interest income		$6,059			$5,976
Net yield on average
interest-earning assets			3.60%			3.74%
Interest rate spread			3.45%			3.63%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. There was no provision for loan losses in the third quarter of 2016 compared to a provision of $450,000 for the third quarter of 2015. The amount of the provision for loan losses decreased in 2016 because positive loan loss trends resulted in a decline in the allowance for loan losses on impaired loans. The allowance for loan losses was $1,200,000 on impaired loans of $15,290,000 at September 30, 2016 compared to an allowance of $3,283,000 on impaired loans of $19,918,000 at September 30, 2015. The allowance for loan losses on non-impaired loans increased in 2016 due to growth in non-impaired loans but the allowance as a percent of loans declined due to positive historical loss trends. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income amounted to $3,182,000 for the three months ended September 30, 2016 compared to $3,641,000 for the three months ended September 30, 2015. Mortgage banking income decreased $687,000, or 21.3%, due to a decrease of approximately 23% in residential mortgage loan originations and related sales. Mortgage banking income consists of loan origination fees, gains from sales of loans and related servicing assets and from the increase (decrease) in the value of interest rate lock commitments. We began originating and selling Small Business Administration (“SBA”) loans in 2015 and gains from the sale of SBA loans increased to $261,000 in the third quarter of 2016 from $67,000 in the third quarter of 2015.

Non-interest expense. Total non-interest expense amounted to $6,923,000 and $7,015,000 for the three months ended September 30, 2016 and 2015, respectively. Merger expenses of $154,000 in the third quarter of 2016 consisted primarily of legal expenses and data processing charges related to the proposed merger with First Bancorp. Other non-interest expense declined 37.9% in the third quarter of 2016 to $279,000 due to lower foreclosed property expense and due to cost cutting efforts.

Income taxes. Income tax expense as a percentage of net income before income taxes was 27.6% in the third quarter of 2016 compared to 30.5% in the third quarter of 2015. The effective income tax rate decreased in 2016 because of higher non-taxable interest income from increased tax-exempt loans.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

General. Net income was $3,908,000 and $4,731,000 for the nine months ended September 30, 2016 and 2015, respectively. Net income available to common stockholders was $3,908,000, or $0.78 per diluted share, for the nine months ended September 30, 2016 compared to $4,390,000, or $0.98 per diluted share, for the nine months ended September 30, 2015. Lower net income in 2016 resulted primarily from decreased mortgage banking income and the addition of merger expenses which were partially offset by a lower provision for loan losses, higher gains on sale of SBA loans, and lower salaries and benefits.

Net interest income. Net interest income, adjusted to a fully taxable basis, of $18,112,000 for the nine months ended September 30, 2016 increased $271,000, or 1.5%, from the nine months ended September 30, 2015 due to a $21.5 million increase in average interest-earning assets while average interest-bearing liabilities declined $12.9 million. Growth in average non-interest-bearing demand deposits of $23.1 million and higher stockholders’ equity provided the funding for the increase in interest-earning assets. Interest income in 2016 also benefited from the recovery of loan interest when several non-performing loans paid off. The net yield on interest earning assets, adjusted to a fully taxable basis, was 3.65% in 2016 and 3.72% in 2015.

The table below provides a detailed analysis of the effective yields and rates on categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Income and Average Balance Analysis

	For the Nine Months Ended September 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance (1.)	Inc./Exp.	Yield/Cost	Balance (1.)	Inc./Exp.	Yield/Cost
	($ in thousands)
Interest-earning assets
Interest bearing deposits	$83,633	$406	0.65%	$56,850	$183	0.43%
Non-taxable investments (2.)	15,219	521	4.57%	16,039	545	4.54%
Taxable investments	45,664	1,023	2.99%	47,971	985	2.75%
Loans held for sale	41,911	1,134	3.61%	55,322	1,563	3.78%
Loans (2.) (3.)	477,005	17,152	4.80%	465,796	16,611	4.77%
Interest-earning assets	663,432	20,236		641,978	19,887
Yield on average
interest-earning assets			4.07%			4.14%

Non interest-earning assets	43,930			46,962

Total assets	$707,362			$688,940

Interest-bearing liabilities
Interest checking	$55,218	$30	0.07%	$51,221	$28	0.07%
Money market and savings	284,622	670	0.31%	291,599	685	0.31%
Time certificates and IRAs	121,754	731	0.80%	140,843	876	0.83%
Other borrowings	31,638	693	2.93%	22,508	457	2.71%
Total interest-bearing liabilities	493,232	2,124		506,171	2,046
Cost on average
interest-bearing liabilities			0.58%			0.54%
Non-interest-bearing liabilities
Demand deposits	139,131			116,022
Other liabilities	11,599			7,887
Total non-interest-bearing
liabilities	150,730			123,909
Total liabilities	643,962			630,080
Stockholders’ equity	63,400			58,860
Total liabilities and equity	$707,362			$688,940
Net interest income		$18,112			$17,841
Net yield on average
interest-earning assets			3.65%			3.72%
Interest rate spread			3.49%			3.60%

(1.)	Average balances are computed on a daily basis.
(2.)	Interest income and yields related to certain investment securities and loans exempt from federal income tax are stated on a fully taxable basis using a 34% federal tax rate, reduced by the nondeductible portion of interest expense.
(3.)	Nonaccrual loans are included in the average loan balance.

Provision for loan losses. There was no provision for loan losses in the first nine months of 2016 compared to a provision of $1,285,000 for the first nine months of 2015. The amount of the provision for loan losses decreased in 2016 because positive loan loss trends resulted in a decline in the allowance for loan losses. Loan charge-offs in excess of loan recoveries were $108,000 in the first nine months of 2016 compared to $1,733,000 for the year ended December 31, 2015. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Non-interest income. Total non-interest income decreased to $8,740,000 for the nine months ended September 30, 2016 from $11,052,000 for the nine months ended September 30, 2015. The decrease in 2016 resulted primarily from a decline in mortgage banking income of $2,733,000, or 27.8%, to $7,115,000 for the nine months ended September 30, 2016. Loan originations in our mortgage banking division were $378.1 million in the first nine months of 2016, a 31% decline from the first nine months of 2015. Gain on sale of SBA loans was $498,000 and $120,000 in the first nine months of 2016 and 2015, respectively. Origination of SBA loans is a new service which we expect to continue to positively impact non-interest income.

Non-interest expense. Total non-interest expense amounted to $21,007,000 and $20,658,000 for the nine months ended September 30, 2016 and 2015, respectively. Salaries and employee benefits decreased $217,000, or 1.6%, primarily from a decrease in incentive compensation in our mortgage banking division due to decreased originations as well as unfilled vacant positions in the mortgage banking division. Occupancy and equipment declined $148,000 to $2,170,000 in the first nine months of 2016 due to savings realized from closing a branch office in July 2015. Advertising and promotion increased $156,000, or 27.0%, in 2016 due to advertising initiatives by a new advertising agency. Merger expenses of $739,000 in the second half of 2016 consisted primarily of a fairness opinion, investment banking fees, legal expenses, and director fees for additional strategic planning meetings related to the proposed merger with First Bancorp.

Income taxes. Income tax expense was $1,525,000, or 28.1%, of income before income taxes, for the nine months ended September 30, 2016, compared to $1,942,000, or 29.1%, of income before income taxes, for the nine months ended September 30, 2015. The effective income tax rate decreased in 2016 because of higher non-taxable interest income from increased tax-exempt loans.

Asset Quality

Non-performing assets, composed of other real estate owned and non-accrual loans, totaled $8,306,000 at September 30, 2016, compared to $7,702,000 at December 31, 2015. Non-performing assets, as a percentage of total assets, was 1.17% at September 30, 2016, compared to 1.10% at December 31, 2015. There were no loans 90 days or more past due and still accruing interest at September 30, 2016 or December 31, 2015, respectively. Other real estate owned was $3,914,000 at September 30, 2016 and $4,592,000 at December 31, 2015. Non-performing assets have declined substantially from 2010 and 2011 due to success in disposing of problem loans and assets, from reduction in new additions to non-performing assets, and from an improved economy. While impaired loans have declined steadily from a few years ago, they increased to $15,290,000 at September 30, 2016 from $14,394,000 at December 31, 2015 due to the addition of two loans on an apartment complex of $1,900,000, after a charge-off of $588,000, to impaired status.

Loans are graded according to an internal loan rating classification system, and “classified loans” represent adversely classified loans with identified weaknesses and potential or identified losses of principal and/or interest due. Classified loans increased to $6,127,000 at September 30, 2016 from $5,931,000 at December 31, 2015 but are down from $13,529,000 at December 31, 2014. The increase in the first nine months of 2016 is due to the inclusion of the previously mentioned loans on an apartment complex to classified assets, which were partially offset by several classified loans that paid off during the period. Continuing efforts to improve asset quality are a top priority. Loan rating classification information is detailed in Note L to the consolidated financial statements as of September 30, 2016.

The economic conditions in our primary markets in North Carolina have improved as evidenced by a drop in the unemployment rate. The seasonally adjusted unemployment rate in North Carolina decreased to 4.7% in September 2016 from 5.8% in September 2015. North Carolina’s seasonally adjusted unemployment rate of 4.7% is the same as the rate for the United States. A large portion of our loans are made to businesses and real estate developers and are secured by real estate. Real estate prices have improved in our markets but are still lower than in 2008 in many areas.

Our allowance for loan losses is composed of two parts, a specific portion related to non-performing loans and performing impaired loans and a general section related to non-impaired loans. The specific portion of our allowance for loan losses, which relates to impaired loans, increased to $1,200,000 at September 30, 2016 from $833,000 at December 31, 2015, and impaired loans increased to $15,290,000 at September 30, 2016 from $14,394,000 at December 31, 2015. The specific portion of our allowance relating to impaired loans increased in 2016 primarily because two loans secured by an apartment complex required an allowance for loan losses of $345,000 based on updated collateral assessments. The general portion of our allowance for loan losses decreased to $4,564,000 on non-impaired loans of $487,936,000 at September 30, 2016 from $5,039,000 on non-impaired loans of $451,410,000 at December 31, 2015. The general portion of our allowance applies to non-impaired loans and was determined by applying estimated loss ratios inherent in the loan portfolio, ranging from 0.21% on 1-4 family residential construction to 2.05% on commercial and industrial loans, to categories of non-impaired loans at each period end. We changed our methodology in 2015 of estimating annual loss ratios inherent in the loan portfolio by averaging loan charge-offs, net of recoveries, for the past five years from four years utilized in 2014. The change to five years in 2015 from four years produced a higher allowance and higher provision of approximately $571,000 in 2015. A similar change from three years in 2013 to four years in 2014 produced a higher allowance and provision in 2014 by approximately $825,000. We believe that using five years to calculate the estimated loss ratios more accurately reflects expected losses over time.

The qualitative component of the general section of our allowance for loan losses, including a small unallocated allowance, was $1,434,000 and $1,185,000 at September 30, 2016 and December 31, 2015, respectively.

The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans or charge-offs are deducted from the allowance in the period that loans are deemed to become uncollectible or in the period that updated appraisals indicate a loss in value of non-performing, collateral dependent, real estate loans. Recoveries of previously charged-off loans are added back to the allowance. Net loan charge-offs minus recoveries were $108,000 and $238,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Carolina Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments. Cash and due from banks, interest-bearing deposits in banks, bank term deposits, investment securities available-for-sale, and loans held for sale by our mortgage banking division are the primary liquid assets of Carolina Bank. We regularly monitor Carolina Bank’s liquidity position to ensure its liquidity is sufficient to meet its anticipated needs. During the first nine months of 2016, our levels of short-term liquidity decreased due to an increase in loans. Short-term liquidity in the form of cash and due from banks and interest-bearing deposits in banks decreased to $52.5 million at September 30, 2016 from $75.8 million at December 31, 2015. We maintained substantial secondary sources of liquidity during 2015 and 2016 in the form of unused secured lines of credit from the FHLB and the Federal Reserve which in total approximated $138 million at September 30, 2016. We also have $25 million in discretionary, uncommitted, unsecured Federal funds lines from three correspondent banks.

We are subject to various regulatory capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2016 and December 31, 2015, our levels of capital exceeded all applicable published regulatory requirements. During 2013, Basel III capital requirements were adopted by United States banking regulators. Under Basel III regulations, a capital conservation buffer, ranging from 0.625% in 2016 to 2.50% in 2019, must be added to current minimum risk-based capital ratios to arrive at higher capital requirements. A common equity Tier 1 risk-based capital ratio was also established by the new regulations and ranges from 4.5% in 2015 to 7.0% in 2019 when the full 2.5% conservation buffer is effective. The regulations change risk weights for certain on and off balance sheet assets and require deductions from capital for certain types of assets. Capital ratios for Carolina Bank were as follows at September 30, 2016 and December 31, 2015, respectively: Tier 1 leverage – 10.10%, 9.71%; Tier 1 risk-based – 12.35%, 12.09%; Common Equity Tier 1 risk-based – 12.35%, 12.09%; Total risk-based – 13.98%, 13.81%. The consolidated ratios are estimated as follows at September 30, 2016 and December 31, 2015, respectively: Tier 1 leverage – 10.46%, 10.16%; Tier 1 risk-based – 12.80%, 12.66%; Common Equity Tier 1 risk-based – 11.09%, 10.86%; Total risk-based – 14.43%, 14.39%. The increase in capital ratios from December 31, 2015 to September 30, 2016 resulted primarily from retained income. The Board of Directors approved the retirement of $9,300,000 of Carolina Bank’s unsecured junior subordinated notes, subject to regulatory approval, and subject to advance notice to note holders. Only 20% of the notes currently qualify as Tier 2 Capital as of October 1, 2016. The retirement is expected to reduce Total risk-based capital by less than 0.40% by December 31, 2016.

Due to our historical growth, the difficult economic environment at the time, increased regulatory capital requirements, and our anticipation of continued growth, we issued $16 million in Series A preferred stock to the United States Treasury under the Capital Purchase Program in January 2009 to increase our capital which could further support future growth and assist us in meeting future regulatory capital requirements. The United States Treasury sold our preferred stock to private investors in 2013, and we subsequently repurchased $5.0 million of the preferred stock from private investors. We also repurchased a warrant for common stock granted to the United States Treasury as part of the Capital Purchase Program for $1.8 million in 2013. The remaining preferred stock which was issued in 2009 was repurchased in May of 2015 from the proceeds of a Series B convertible preferred stock offering on March 31, 2015.

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

Regulatory requirements have become more complex and costly over the past few years, especially for community banks. In 2016, we received a “needs to improve” rating on our Community Reinvestment Act (“CRA”) evaluation conducted in 2014 by our federal bank regulatory agency. While the latest CRA evaluation reflected satisfactory performance in lending, qualified investments and community development within our assessment area, the overall rating was downgraded to “needs to improve” due to perceived mortgage loan pricing disparities on loans originated by our wholesale mortgage division in markets outside our assessment area. A “needs to improve” CRA rating can prohibit a bank from opening new branches, acquiring assets or assuming liabilities of a federally insured depository institution, or acquiring other banks. We have been challenged to find the human and system resources to implement the many new regulatory requirements that pertain to banks which are among the reasons for our proposed merger with First Bancorp.

Interest Rate Sensitivity

Interest rate sensitivity management is concerned with the timing and magnitude of repricing assets compared to liabilities and is a part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movements. We measure interest rate risk by using simulation analysis. Our simulation analysis indicates, in the absence of growth or changes in interest rates or changes in the mix of assets and liabilities, our net interest income will decrease approximately 1.4% for the year ended September 30, 2017 from the year ended December 31, 2015; however, our simulation analysis also indicates that net interest income will increase from the aforementioned year ended September 30, 2017 simulation if short-term interest rates rise. Our simulation analysis indicates that our net interest income will increase 3.5%, 7.7%, 11.8% and 15.3% in one year above the aforementioned September 30, 2017 simulation, if interest rates immediately rise 1%, 2%, 3%, and 4%, respectively. The increase in net interest income in one year in the above simulation is 1.0%, 2.6%, 4.3% and 6.2% if interest rates rise gradually 1%, 2%, 3%, and 4%, respectively. Our strategic plan projects growth in loans held for investment and in non-interest bearing deposits in order to grow net interest income in 2016 and beyond.

There are a number of assumptions listed below that impact our simulation modeling. These assumptions may change due to external or internal forces:

•	Our Carolina Bank prime interest rate is 4.50% compared to the Wall Street Journal prime interest rate which is 3.50%. We do not expect the Carolina Bank prime interest rate to rise until the Wall Street Journal prime interest rate rises above 4.50% after the two indexes reach parity at 4.50%. Approximately 15% of our loans held for investment, or $73.9 million at September 30, 2016, adjust with the Carolina Bank prime interest rate.
•	Floors have been obtained on a number of our variable rate loans which improves our loan yields in a low interest rate environment.
•	Most of our home equity lines of credit are variable rate and adjust with the Wall Street Journal Prime rate. These borrowers may choose to switch to fixed rate loans when short term interest rates rise.
•	Our money market and premium savings account rates, whose balances account for approximately 45% of our deposits, only rise 0.60% with the first 1% increase in the Federal funds rate, then rise 0.65% with the second 1% increase in the Federal funds rate, then rise 0.70% with the third 1% increase in the Federal funds rate, and increase 0.75% for the fourth increase in the Federal funds rate.
•	Early pre-payment of loans, both variable and fixed, have been substantial in 2015 and 2016. Although historical data is used to simulate future pre-payments, simulation modeling assumes replacement of like new loans with those paid off which may not occur.

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

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2016. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the applicable Securities and Exchange Commission Rules and Forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by our Chief Executive Officer and Chief Financial Officer.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2016. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter of 2016 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated June 21, 2016, by and between First Bancorp and Carolina Bank Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carolina Bank Holdings, Inc.

Date: November 10, 2016	By:	/s/ Robert T. Braswell
Robert T. Braswell
President and Chief Executive Officer

Date: November 10, 2016	By:	/s/ T. Allen Liles
T. Allen Liles
Chief Financial and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated June 21, 2016, by and between First Bancorp and Carolina Bank Holdings, Inc. (incorporated by references to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, in XBRL (eXtensible Business Reporting Language).